Form 10-K
period 2010-12-31
Nielsen Holdings N.V.
filed 2011-03-01
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35042

Nielsen Holdings N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0662038
(State of incorporation)	(I.R.S. Employer Identification No.)

770 Broadway New York, New York 10003 (646) 654-5000	Diemerhof 2 1112 XL Diemen The Netherlands +31 (0) 20 398 87 77

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value €0.07 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There was no active trading market for the registrant’s common stock as of June 30, 2010. The registrant’s common stock, par value € 0.07 per share, began trading on the New York Stock Exchange on January 26, 2011. The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of January 31, 2011 was approximately $2,141 million, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $26.07 per share.

There were 358,237,349 shares of the registrant’s Common Stock outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2011 annual meeting of stockholders of the registrant (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

On January 21, 2011, Nielsen Holdings B.V., a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands, was converted into a Dutch public company with limited liability (naamloze vennootschap) and our name was changed to Nielsen Holdings N.V., which is referred to herein as the “Conversion.” On January 31, 2011, we completed the initial public offering of shares of our common stock (the “IPO”).

The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings B.V. prior to the Conversion (as defined below) and to Nielsen Holdings N.V. upon and after the Conversion, unless otherwise stated or indicated by context. The term TNC B.V., as used herein, refers to The Nielsen Company B.V., the principal subsidiary of Nielsen.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to:

•	the timing and scope of technological advances;

•	consolidation in our customers’ industries may reduce the aggregate demand for our services;

•	customer procurement strategies that could put additional pricing pressure on us;

•

general economic conditions, including the effects of the current economic environment on advertising spending levels, the costs of, and demand for, consumer packaged goods, media, entertainment and technology products and any interest rate or exchange rate fluctuations;

•	our substantial indebtedness;

•	certain covenants in our debt documents and our ability to comply with such covenants;

•	regulatory review by governmental agencies that oversee information gathering and changes in data protection laws;

•	the ability to maintain the confidentiality of our proprietary information gathering processes and intellectual property;

•	intellectual property infringement claims by third parties;

•	risks to which our international operations are exposed, including local political and economic conditions, the effects of foreign currency fluctuations and the ability to comply with local laws;

•	criticism of our audience measurement services;

•	the ability to attract and retain customers and key personnel;

•	the effect of disruptions to our information processing systems;

•	the effect of disruptions in the mail, telecommunication infrastructure and/or air services;

•	the impact of tax planning initiatives and resolution of audits of prior tax years;

•	future litigation or government investigations;

•	the possibility that the Sponsors’ interests will conflict with ours or yours;

•	the impact of competitive products;

•	the financial statement impact of changes in generally accepted accounting principles; and

•	the ability to successfully integrate our Company in accordance with our strategy and success of our joint ventures.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this annual report on Form 10-K may not in fact occur or may prove to be materially different from the expectations expressed or implied by these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1.	Business.

Background and Business Overview

We are a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy and what consumers watch (consumer interaction with television, online and mobile) on a global and local basis. Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies. Based on the strength of the Nielsen brand, our scale and the breadth and depth of our solutions, we believe we are the global leader in measuring and analyzing consumer behavior in the segments in which we operate.

We help our clients enhance their interactions with consumers and make critical business decisions that we believe positively affect our clients’ sales. Our data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflow as demonstrated by our long-term client relationships, multi-year contracts and high contract renewal rates. The average length of relationship with our top ten clients, which include The Coca-Cola Company, NBC Universal, Nestle S.A., News Corp., The Procter & Gamble Company and the Unilever Group, is more than 30 years. Typically, before the start of each year, nearly 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments.

We align our business into three reporting segments, the principal two of which are What Consumers Buy (consumer purchasing measurement and analytics) and What Consumers Watch (media audience measurement and analytics). Our Buy and Watch segments, which together generated 97% of our revenues in 2010, are built on an extensive foundation of proprietary data assets designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. The information from our Buy and Watch segments, when brought together, can deliver powerful insights into the effectiveness of advertising by linking media consumption trends with consumer purchasing data to better understand how media exposure drives purchase behavior. We believe these integrated insights will better enable our clients to enhance the return on investment of their advertising and marketing spending.

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. According to Euromonitor International, global consumer spending in the product categories we measure was over $7.0 trillion in 2009. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets in approximately 100 countries around the world and our data is used by our clients to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy products and services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our Buy segment represented 64% of our total revenues in 2010.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile screens. According to ZenithOptimedia, a leading global media services agency, in 2009, total global spending on advertising across television, online and mobile platforms was at least $228 billion. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. Within our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $73 billion in 2009 according to a report by Veronis Suhler Stevenson. In addition to the United States, we measure television viewing in 29 countries. We also measure markets that account for approximately 80% of global internet users and offer mobile measurement services in 10 countries, including the United States, where we are the market leader. Our Watch segment represented 33% of our total revenues in 2010.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows in the United States. Each year, we produce approximately 40 trade shows, which in 2010 connected approximately 270,000 buyers and sellers across 20 industries. Our Expositions segment represented 3% of our total revenue in 2010.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For nearly 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumer. Our Company, incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners). Subsequently, David Calhoun was appointed Chief Executive Officer. Mr. Calhoun has repositioned the Company and focused on building an open, simple and integrated operating model to drive innovation and deliver greater value to our clients. In January 2011, our Company consummated an initial public offering of our common stock and our shares began trading on the New York Stock Exchange under the symbol “NLSN”.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. This segment is organized into two areas: Information, which provides retail scanner and consumer panel-based measurement, and Insights, which provides a broad range of analytics. For the year ended December 31, 2010, revenues from our Buy segment represented approximately 64% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five Buy segment clients represented 22% segment revenue for the year ended December 31, 2010 and the average length of relationship with these same clients is over 30 years. No customer accounted for 10% or more of our Buy segment revenue in 2010.

Information: Retail Measurement Services

We are a global leader in retail measurement services. Our purchasing data provides market share, competitive sales volumes, and insights into such activities as distribution, pricing, merchandising and promotion. By combining this detailed information with our in-house expertise and professional consultative services, we produce valuable insights that help our clients improve their marketing and sales decisions and grow their market share.

Depending on the sophistication of each country’s retailer systems, we collect retail sales information from stores using electronic point-of-sale technology and/or teams of local field auditors. Stores within our worldwide retail network include grocery, drug, convenience and discount retailers, who, through various cooperation arrangements, share their sales data with us. The electronic retail sales information collected by stores through checkout scanners is transmitted directly to us. In certain developing markets where electronic retail sales information is unavailable, we collect information through in-store inventory and price checks conducted by over 15,000 field auditors. For all information we collect, our quality control systems validate and confirm the source data. The data is then processed into client-specific databases that clients access using our proprietary software that allows them to query the databases, conduct customized analysis and generate reports and alerts.

Information: Consumer Panel Measurement

We conduct consumer panels around the world that help our clients understand consumer purchasing dynamics at the household level. Among other things, this information offers insight into shopper behavior such as trial and repeat purchase for new products and likely substitutes, as well as customer segmentation. In addition, our panel data augments our retail measurement information in circumstances where we do not collect data from certain retailers.

Our consumer panels collect data from approximately 250,000 household panelists across 25 countries who use in-home scanners to record purchases from each shopping trip. In the United States, for example, approximately 100,000 selected households, constituting a demographically balanced sample, participate in the panels. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports. Clients may access these databases to perform analyses.

Insights: Analytical Services

Utilizing our foundation of consumer purchasing information, we provide a wide and growing selection of consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. We draw actionable insights from our retail and consumer panel measurement data sets, our online behavioral information, as well as a variety of other proprietary data sets. For example, we maintain more than 2,500 demographic characteristics to describe households within each of the eight million U.S. census blocks to provide consumer segmentation and demographic insights. We continually expand an existing database by conducting approximately eight million surveys annually that capture consumer reaction to new product launches around the world to help our clients manage their product development cycles. We also collect and analyze more than 20 million surveys annually to measure consumer engagement and recall of advertisements across television and online to provide important insights on advertising and content effectiveness. We believe the analyses we derive from these comprehensive data sets help our clients answer some of their most challenging sales and marketing questions.

Our analytical services are organized into eight primary categories that follow our clients’ business development process:

Growth and Demand Strategy:	We help clients identify unsatisfied customer demand and meet that demand by delivering the right products to the right place at the right price at the right time.

Market Structure and Segmentation:	Using our demographic and retail databases, we provide clients with a precise understanding of market structures, and how to segment and reach their best customers.

Brand and Portfolio Management:	We work with clients to maximize their product and brand portfolios including brand and category assessments, positioning and messaging evaluation and strategic portfolio alignment.

Product Innovation Services:	We help clients forecast, evaluate and optimize the sales potential of new products, improve the positioning and performance of existing products, and refine go-to-market strategies.

Pricing and Sales Modeling:	We use our extensive data to develop pricing simulations and modeling services that guide clients through pricing decisions.

Retail Marketing Strategies:	We use our breadth of information to help retailers and manufacturers optimize use of in-store space, addressing factors such as channel selection, site and market selection, shelf space and assortment levels.

Marketing ROI Strategies:	We integrate large-scale consumer purchasing and media consumption data to provide marketing return-on-investment analysis.

Advertising Engagement:	We measure and provide insights into the effectiveness of advertising, product placement and programming across multiple platforms.

Insights: Advertiser Solutions

Our Advertiser Solutions offering will integrate data from our Buy and Watch segments and use the analytical services listed above to provide end-to-end solutions directly to advertisers. We believe this full suite of consumer behavior data and marketing insights will help our clients answer some of their most important marketing questions.

What Consumers Watch

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile devices. For the year ended December 31, 2010, revenues from our Watch segment represented approximately 33% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 90% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five clients represented 27% of segment revenue for the year ended December 31, 2010 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenue in 2010.

Television Audience Measurement Services

We are the global leader in television audience measurement. In the United States, which is by far the world’s largest market for television programming, broadcasters and cable networks use our television audience ratings as the primary currency to establish the value of their airtime and more effectively schedule and promote their programming. Advertisers use this information to plan television advertising campaigns, evaluate the effectiveness of their commercial messages and negotiate advertising rates.

We provide two principal television ratings services in the United States: measurement of national television audiences and measurement of local television audiences in all 210 designated local television markets. We use various methods to collect the data from households including electronic meters—which provide minute-by-minute viewing information for next day consumption by our clients—and written diaries. These methods enable us to collect not only television device viewing data but also the demographics of the audience (i.e., who in the household is watching), from which we calculate statistically reliable and accurate estimates of total television viewership. We have made significant investments over decades to build an infrastructure that can accurately and efficiently track television audience viewing, a process that has become increasingly complex as the industry has converted to digital transmission and integrated new technologies allowing for developments such as time-shifted viewing.

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the “C3” ratings, which is a measure of how many people watch programming and commercials during live and time-shifted viewing up to three days after the program aired. The C3 rating has quickly become the primary metric for buying and selling advertising on national broadcast television.

We measure television viewing in 29 countries outside the United States, including Australia, Indonesia, Italy, Mexico and South Korea. The international television audience measurement industry operates on a different model than in the United States. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which provides the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

Online Audience Measurement Services

We are a global provider of internet media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings to provide online publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Our online measurement service has a presence in 46 countries including the United States, France, South Korea and Brazil – markets that account for approximately 80% of global internet users. Through a combination of patented panel and census data collection methods, we monitor and measure the internet surfing, online buying and video viewing (including television content) of online audiences. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent – as well as quantify the effectiveness of advertising by reporting online behavioral observations, attitudinal changes and actual offline purchase activity. We track, measure and analyze consumer-generated media including opinions, advice, peer-to-peer discussions and shared personal experiences on over 100 million blogs, social networks, user groups and chat boards.

Mobile Measurement Services

We provide independent measurement and consumer research for telecom and media companies in the mobile telecommunications industry. Clients, principally mobile carriers and device manufacturers, rely upon our data to make consumer marketing, competitive strategy and resource allocation decisions. In the United States, our metrics are a leading indicator for market share, customer satisfaction, device share, service quality, revenue share, content audience and other key performance indicators. We also benchmark the end-to-end consumer experience to pinpoint problem areas in the service delivery chain, track key performance metrics for mobile devices and identify key market opportunities (e.g., demand tracking for device features and services). While mobile internet consumption is still nascent, we are expanding quickly in this area to capture internet, video and other media on mobile devices. As the mobile industry continues to grow, there is an opportunity for us to measure media and data content on mobile devices worldwide and to integrate mobile measurement with other media platforms. We offer mobile measurement services in 10 countries worldwide, including the United States, where we are the market leader, and are focused on expanding our presence in developing markets such as Brazil, China, India and Africa.

Three-Screen Media Measurement

We continue to develop advanced measurement techniques of the three principal screens—television, online and mobile devices. In the United States, we are already utilizing a single-source TV and PC panel to deliver cross-screen insights to clients. Our cross-screen measurement solution provides information about simultaneous usage of more than one screen (e.g. if a consumer uses Facebook while watching a TV program), unduplicated reach (i.e. total audience net of duplication across platforms), cause and effect analysis (e.g. if a TV advertisement spurs a consumer to view a specific website online) and program viewing behavior (e.g. what platforms consumers use to view certain programming). We also provide advertising effectiveness research across multiple platforms. We plan to continue evolving our cross media measurement capabilities, including mobile measurement, to provide more insights into cross-platform viewing behavior.

Expositions

In our Expositions segment, we operate one of the largest portfolios of business-to-business trade shows in the United States. Each year, we produce approximately 40 trade shows, which in 2010 connected approximately 270,000 buyers and sellers across 20 industries. Our leading events include the Hospitality Design Conference and Expo, the Kitchen/Bath Industry Show, the ASD Merchandise Shows, the JA International Jewelry Summer and Winter Shows and the Interbike International Bike Show and Expo. For the year ended December 31, 2010, revenues from our Expositions segment represented approximately 3% of our consolidated revenue. In addition, we are developing digital platforms and solutions for buyers and sellers to connect and transact on a 365-day-a-year basis.

Competitive Advantages

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial marketing and other resources than we do and may benefit from other competitive advantages. See “ – Competitive Landscape” and “Risk Factors – We face competition, which could adversely affect our business, financial condition, results of operations and cash flow.”

Notwithstanding the challenges presented by the competitive landscape, we believe that we have several competitive advantages including the following:

Global Scale and Brand. We provide a breadth of information and insights about the consumer in approximately 100 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $73 billion in 2009 according to Veronis Suhler Stevenson. In our Buy segment, we track billions of sales transactions per month in retail outlets in approximately 100 countries around the world. We also have approximately 250,000 household panelists across 25 countries. We believe our footprint, neutrality, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expands. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Watch segment, our client base includes leading broadcast, cable and internet companies such as CBS, Comcast, Disney/ABC, Google, Microsoft, NBC Universal, News Corp., Time Warner, Univision and Yahoo!; leading advertising agencies such as IPG, Omnicom and WPP; and leading telecom companies such as AT&T, Nokia and Verizon. In our Buy segment, our clients include the largest consumer packaged goods and merchandising companies in the world such as The Coca-Cola Company, Kraft Foods and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco and Walgreens, and leading automotive companies such as Chrysler, Ford and Toyota. The average length of relationship with our top 10 clients across both our Buy and Watch segments is more than 30 years. In addition, due to our growing presence in developing markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

Enhanced Data Assets and Measurement Science. Our extensive portfolio of transactional and consumer behavioral data across our Buy and Watch segments enables us to provide critical information to our clients. For decades, we have employed advanced measurement methodologies that yield statistically accurate information about consumer behavior while having due regard for their privacy. We have a particular expertise in panel measurement, which is a proven methodology to create statistically accurate research insights that are fully representative of designated audiences. This expertise is a distinct advantage as we extrapolate more precise insights from emerging large-scale census databases to provide greater granularity and segmentation for our clients. We continue to enhance our core competency in measurement science by improving research approaches and investing in new methodologies. We have also invested significantly in our data architecture to enable the integration of distinct data sets including those owned by third parties. We believe that our expertise, established standards and increasingly granular and comprehensive data assets provide us with a distinct advantage as we deliver more precise insights to our clients.

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends. For example, we are continuously developing advanced delivery technologies that allow us to maximize the full suite of our data assets for our clients. The most significant example of this is our new delivery platform, Nielsen Answers, which brings our broad portfolio of our data and information to a single client desktop. As a second example, our Nielsen Catalina joint venture, announced in December 2009, will integrate consumer purchase and media consumption data sets to provide return-on-investment measurement for television and online advertising campaigns. In addition, our partnership with Facebook provides advertising effectiveness measurement of social networking activity on Facebook’s active user base of over 400 million.

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading products that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with leading technology partners such as Cognos, Netezza, Tata Consultancy Services and TIBCO, which allows for greater quality in client offerings and efficiency in our global operations.

Industry Trends

We believe companies, including our clients, require an increasing amount of data and analytics to set strategy and direct operations. This has resulted in a large market for business information and insight which we believe will continue to grow. Our clients are media, advertising and consumer packaged goods companies in the large and growing markets. We believe that significant economic, technological, demographic and competitive trends facing consumers and our clients will provide a competitive advantage to our business and enable us to capture a greater share of our significant market opportunity. We may not be able to realize these opportunities if these trends do not continue or if we are otherwise unable to execute our strategies. See “Risk Factors – We may be unable to adapt to significant technological change which could adversely affect our business” and “Risk Factors – Our international operations are exposed to risks which could impede growth in the future.”

Developing markets present significant expansion opportunities. Brand marketers are focused on attracting new consumers in developing countries as a result of the fast-paced population growth of the middle class in these regions. In addition, the retail trade in these markets is quickly evolving from small, local formats toward larger, more modern formats with electronic points of sale, a similar evolution to what occurred in developed markets over the last several decades. We provide established measurement methodologies to help give consumer packaged goods companies, retailers and media companies an accurate understanding of local consumers to allow them to harness growing consumer buying power in fast growing markets like Brazil, Russia, India and China.

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the Internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted. We believe our distinct ability to provide metrics across television, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

Increasing amounts of consumer information are leading to new marketing approaches. The advent of the internet and other digital platforms has created rapid growth in consumer data that is expected to intensify as more entertainment and commerce are delivered across these platforms. As a result, companies are looking for real-time access to more granular levels of data to understand growth opportunities more quickly and more precisely. This presents a significant opportunity for us to work with companies to effectively manage, integrate and analyze large amounts of information and extract meaningful insights that allow marketers to generate profitable growth.

Consumers are more connected, informed and in control. Today, more than three-quarters of the world’s homes have access to television, there are more than 1.8 billion internet users around the globe, and there are two-thirds as many mobile phones in the world as people. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. They can compare products and prices instantaneously and have new avenues to learn about, engage with and purchase products and services. These shifts in behavior create significant complexities for our clients. Our broad portfolio of information and insights enables our clients to engage consumers with more impact and efficiency, influence consumer purchasing decisions and actively participate in and shape conversations about their brands.

Demographic shifts and changes in spending behavior are altering the consumer landscape. Consumer demographics and related trends are constantly evolving globally, leading to changes in consumer preferences and the relative size and buying power of major consumer groups. Shifts in population size, age, racial composition, family size and relative wealth are causing marketers continuously to re-evaluate and reprioritize their consumer marketing strategies. We track and interpret consumer demographics that help enable our clients to engage more effectively with their existing consumers as well as forge new relationships with emerging segments of the population.

Consumers are looking for greater value. Economic and social trends have spurred consumers to seek greater value in what they buy as exemplified by the rising demand for “private label” (store branded) products. For instance, in the United States, the absolute dollar share for private label consumer packaged goods increased more than $10 billion during 2008 and 2009. This increased focus on value is causing manufacturers, retailers and media companies to re-evaluate brand positioning, pricing and loyalty. We believe companies will increasingly look to our broad range of consumer purchasing insights and analytics to more precisely and effectively measure consumer behavior and target their products and marketing offers at the right place and at the right price.

Our Growth Strategy

We believe we are well-positioned for growth worldwide and have a multi-faceted strategy that builds upon our brand, strong client relationships and integral role in measuring and analyzing the global consumer. Our growth strategy is also subject to certain risks. For example, we may be unable to adapt to significant technological changes such as changes in the technology used to collect and process data or in methods of television viewing. In addition, consolidation in our customers’ industries may reduce the aggregate demand for our services. See “Risk Factors.”

Continue to grow in developing markets

Developing markets comprised approximately 19% of our 2010 revenues and represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Currently, the middle class is growing by 70 million people globally each year, with Brazil, Russia, India and China expected to contribute approximately half of all global consumption growth in 2010. Key elements of our strategy include:

•	Continuing to grow our existing services in local markets while simultaneously introducing into developing markets new services drawn from our global portfolio;

•	Partnering with existing clients as they expand their businesses into developing and emerging markets and providing the high-quality measurement and insights to which they are accustomed; and

•	Building relationships with local companies that are expanding beyond their home markets by capitalizing on the global credibility and integrity of the Nielsen brand.

Continue to develop innovative products and services

We intend to continue developing our product and service portfolio to provide our clients with comprehensive and advanced solutions. Key elements of our strategy include:

•	Further developing our analytics offerings across all facets of our client base to provide a more comprehensive offering and help our clients think through their most important challenges;

•

Continuing to grow our leadership in measurement and insight services related to each individual screen (TV, online and mobile) and expanding our three screen measurement services to help our media clients more effectively reach their target audiences and better understand the value of their content; and

•

Expanding our Advertiser Solutions offering, which integrates our proprietary data and analytics from both the Buy and Watch segments, by developing powerful tools to help clients better understand the effectiveness of advertising spending on consumer purchasing behavior.

Continue to attract new clients and expand existing relationships

We believe that substantial opportunities exist to both attract new clients and to increase our revenue from existing clients. Building on our deep knowledge and the embedded position of our Buy and Watch segments, we expect to sell new and innovative solutions to our new and existing clients, increasing our importance to their decision making processes.

Continue to pursue strategic acquisitions to complement our leadership positions

We have increased our capabilities and expanded our geographic footprint through acquisitions in the areas of online and mobile measurement, social networking, advanced analytics and advertising effectiveness. Going forward, we will consider select acquisitions of complementary businesses that enhance our product and geographic portfolio and can benefit from our scale, scope and status as a global leader.

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing 14 primary data centers in eight countries around the world. Our global database has the capacity to house approximately 21 petabytes of information, with our Watch segment processing approximately one billion tuning and viewing records each month and our Buy segment processing approximately nine trillion purchasing data points each month. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our products across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as Cognos, Netezza, Tata Consulting and TIBCO.

Intellectual Property

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property are important assets that afford protection to our business. Our success depends to a degree upon our ability to protect and preserve certain proprietary aspects of our technology and our brand. To ensure that objective, we control access to our proprietary technology. Our employees and consultants enter into confidentiality, non-disclosure and invention assignment agreements with us. We protect our rights to proprietary technology and confidential information in our business arrangements with third parties through confidentiality and other intellectual property and business agreements.

We hold a number of third-party patent and intellectual property license agreements that afford us rights under third party patents, technology and other intellectual property. Such license agreements most often do not preclude either party from licensing our patents and technology to others. Such licenses may involve one-time payments or ongoing royalty obligations, and we cannot ensure that future license agreements can or will be obtained or renewed on acceptable terms, or at all.

Employees

As of December 31, 2010, we employed approximately 34,000 people worldwide. Approximately 20% of our employees are covered under collective bargaining or works council agreements. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We believe that our employee relations are good.

Competitive Landscape

There is no single competitor that offers all of the services we offer in all of the markets in which we offer them. We have many competitors worldwide that offer some of the services we provide in selected markets. While we maintain leading positions in many markets in which we operate, our future success will depend on our ability to enhance and expand our suite of services, provide reliable and accurate measurement solutions and related information, drive innovation that anticipates and responds to emerging client needs, strengthen and expand our geographic footprint, and protect consumer privacy. See “Risk Factors – We face competition, which could adversely affect our business, financial condition, results of operations and cash flow.” We believe our global presence and integrated portfolio of services are key assets in our ability to effectively compete in the marketplace. A summary of the competitive landscape for each of our segments is included below:

What Consumers Buy

While we do not have one global competitor in our Buy segment, we face numerous competitors in various areas of our service in different markets throughout the world. Competition includes companies specializing in marketing research, in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies, and consulting and accounting firms. In retail measurement, our principal competitor in the United States is Information Resources, Inc., which is also present in some European markets. Our retail measurement service also faces competition in individual markets from local companies. Our consumer panel services and analytics services have many direct and/or indirect competitors in all markets around the world including in selected cases GfK, Ipsos, Kantar and local companies in individual countries.

What Consumers Watch

While we do not have one global competitor in our Watch segment, we face numerous competitors in various areas of our operations in different markets throughout the world. We are the clear market leader in U.S. television audience measurement; however, there are many emerging players and technologies that will increase competitive pressure. Numerous companies such as Canoe Ventures, Dish Networks, Kantar (a unit of WPP), Rentrak and TiVo are attempting to provide measurement solutions using set-top box data to provide an alternative form of television audience measurement. Our principal competitor in television audience measurement outside the United States is Kantar, with additional companies such as Ipsos, GfK and Médiamétrie representing competitors in individual countries. Our online service faces competition in the United States and globally from companies that provide panel-based internet measurement services such as comScore, providers of site-centric Web analytics solutions, including Coremetrics, Google, Omniture and WebTrends and companies that measure consumer generated media on the internet such as BuzzLogic, Cymfony, and Umbria. Although the mobile measurement service is still nascent, there are a variety of companies and technologies that could represent competitors to us in this area.

Expositions

The trade show industry is highly fragmented with numerous competitors serving individual business sectors or geographies. Our primary competitors in this segment are Reed Expositions, Advanstar and Hanley Wood.

Regulation

Our operations are subject to and affected by data protection laws in many countries. These laws constrain whether and how we collect personal data (i.e., information relating to an identifiable individual), how that data may be used and stored, and whether, to whom and where that data may be transferred. Data collection methods that may not always be obvious to the data subject, like the use of cookies online, or that present a higher risk of abuse, such as collecting data directly from children, tend to be more highly regulated; and data transfer constraints can impact multinational access to a central database and cross-border data transfers.

Some of the personal data we collect may be considered “sensitive” by the laws of many jurisdictions because they may include certain demographic information and consumption preferences. “Sensitive” personal data typically are more highly regulated than non-sensitive data. Generally, this means that for sensitive data the data subject’s consent should be more explicit and fully informed and security measures surrounding the storage of the data should be more rigorous. The greater constraints that apply to the collection and use of sensitive data increase the administrative and operational burdens and costs of panel recruitment and management.

The attention privacy and data protection issues attract can offer us a competitive advantage. Because we recognize the importance of privacy to our panelists, our customers, consumers in general, and regulators, we devote dedicated resources to enhancing our privacy and security practices in our product development plans and other areas of operation, and participate in privacy policy organizations and “think tanks.” We do this to improve both our practices and the perception of Nielsen as a leader in this area.

Recent Developments

Initial Public Offering of Nielsen Common Stock

On January 31, 2011, we completed an initial public offering of 82,142,858 shares of our €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,804 million, net of $85 million of underwriter discounts.

Concurrent with our offering of common stock, we issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds will be payable quarterly in arrears in February, May, August and November of each year, commencing in May 2011. The Bonds will be mandatorily converted into between 10,416,700 and 12,499,925 shares of our common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds of not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of our common stock (the average of the volume weighted-average price of our common stock for a 20 consecutive trading day period beginning on the 25th trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively.

We utilized substantially all of the combined net proceeds of approximately $2,081 million associated with the aforementioned transactions to settle certain advisory agreements with the Sponsors (See Note 14 to our consolidated financial statements, “Investments in Affiliates and Related Party Transactions” for information regarding these advisory agreements) and redeem and retire certain issuances of our long-term indebtedness as follows:

•

On January 31, 2011, each of our subsidiaries party to certain advisory agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million. We will record this pre-tax amount as an expense in our consolidated statement of operations in the first quarter of 2011.

•

On February 9, 2011, we paid approximately $201 million to redeem $164 million of our outstanding $467 million ($500 million aggregate principal amount) 11.50% Senior Discount Notes Due 2016 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount. We will record a pre-tax debt extinguishment charge of approximately $34 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 9, 2011, we paid approximately $129 million to redeem $107 million of our outstanding $307 million ($330 million aggregate principal amount) 11.625% Senior Discount Notes Due 2014 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount. We will record a pre-tax debt extinguishment charge of approximately $23 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 25, 2011, we paid approximately $1,133 million to redeem all of our outstanding $999 million ($1,070 million aggregate principal amount) 12 1/2% Senior Subordinated Discount Notes Due 2016 at a price of 105.89% of the aggregate principal amount. We will record a pre-tax debt extinguishment charge of approximately $123 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 25, 2011, we paid approximately $251 million to redeem €163 million (€174 million aggregate principal amount) of our 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount. We will record a pre-tax debt extinguishment charge of approximately $26 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On March 2, 2011, we anticipate paying approximately $244 million to redeem €159 million (€169 million aggregate principal amount) of our 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount. We will record a pre-tax debt extinguishment charge of approximately $25 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption. Following this transaction all of our outstanding 11.125% Senior Discount Debenture Notes will have been redeemed.

Financing Activities

In October and November 2010, we issued a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $1,085 million with cash proceeds of approximately $1,065 million, net of fees and expenses. The net proceeds were utilized to redeem all $870 million aggregate principal amount of our 10.00% Senior Notes due 2014 at a price of 105% of the amount redeemed as well as all €150 million aggregate principal amount of our 9% Senior Notes due 2014 at a price of 104.5% of the amount redeemed in separate transactions in November and December 2010. The redemption and subsequent retirement of these collective notes resulted in a loss of $90 million associated with the redemption option premium and recognition of previously deferred debt issuance costs recorded as a component of other expense/(income) in the consolidated statement of operations in the fourth quarter of 2010.

Financing transactions are discussed further in Note 10 to the consolidated financial statements – “Long-term Debt and Other Financing Arrangements”

Financial Information about Segments and Geographic Areas

See Note 16 to our consolidated financial statements, “Segments,” for further information regarding our operating segments and our geographic areas.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports will be made available free of charge on our website at http://www.nielsen.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference herein and is not a part of this report.

Item 1A.	Risk Factors

The risks described below are not the only risks facing us. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We may be unable to adapt to significant technological change which could adversely affect our business.

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We will be required to adapt to changing technologies, either by developing and marketing new products and services or by enhancing our existing products and services, to meet client demand.

Moreover, the introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing products and services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our products and services. New products and services, or enhancements to existing products and services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

Traditional methods of television viewing are changing as a result of fragmentation of channels and digital and other new television technologies, such as video-on-demand, digital video recorders and internet viewing. If we are unable to continue to successfully adapt our media measurement systems to new viewing habits, our business, financial position and results of operations could be adversely affected.

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could put pressure on the pricing of our products and services, thereby leading to decreased earnings.

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could reduce aggregate demand for our products and services in the future and could limit the amounts we earn for our products and services. When companies merge, the products and services they previously purchased separately are often purchased by the combined entity in the aggregate in a lesser quantity than before, leading to volume compression and loss of revenue. While we attempt to mitigate the revenue impact of any consolidation by expanding our range of products and services, there can be no assurance as to the degree to which we will be able to do so as industry consolidation continues, which could adversely affect our business, financial position and results of operations.

Client procurement strategies could put additional pressure on the pricing of our information products and services, thereby leading to decreased earnings.

Certain of our clients may continue to seek further price concessions from us. This puts pressure on the pricing of our information products and services, which could limit the amounts we earn. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within particular groups, there can be no assurance as to the degree to which we will be able to do so, which could adversely affect our business, financial position and results of operations.

Continued adverse market conditions, particularly in the consumer packaged goods, media, entertainment, telecommunications or technology industries in particular, could adversely impact our revenue.

As experienced in 2009, a number of adverse financial developments have impacted the U.S. and global financial markets. These developments include a significant economic deterioration both in the United States and globally, volatility and deterioration in the equity markets, and deterioration and tightening of liquidity in the credit markets. In addition, issues related to sovereign debt in Europe recently have negatively affected the global financial markets. The current economic environment has witnessed a significant reduction in consumer confidence and demand, impacting the demand for our customers’ products and services. Those reductions could adversely affect the ability of some of our customers to meet their current obligations to us and hinder their ability to incur new obligations until the economy and their businesses strengthen. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may continue to present risks for an extended period of time. We cannot predict the impact of economic slowdowns on our future financial performance.

We expect that revenues generated from our marketing information and television audience measurement services and related software and consulting services will continue to represent a substantial portion of our overall revenue for the foreseeable future. To the extent the businesses we service, especially our clients in the consumer packaged goods, media, entertainment, telecommunications and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

During challenging economic times, clients, typically advertisers, within our Buy segment may reduce their discretionary advertising expenditures and may be less likely to purchase our analytical services.

Clients within our Watch segment derive a significant amount of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures and advertising agencies and other media may be less likely to purchase our media information services.

Revenues within our Expositions segment are primarily derived from business-to-business trade shows and events. During challenging economic times exhibitors may cut back on attending our events which would have an adverse effect on our revenue.

We have suffered losses due to goodwill impairment charges and could do so again in the future.

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Economic volatility negatively impacted our financial results and, as a direct result, we recorded goodwill impairment charges of $282 million and $96 million for the years ended December 31, 2009 and 2008 respectively (as well as $55 million and $336 million in 2009 and 2008, respectively, relating to discontinued operations) and $245 million of intangible asset impairment charges for the year ended December 31, 2009. Subsequent to the recognition of these impairment charges and as of December 31, 2010, we had goodwill and intangible assets of approximately $11.7 billion. Any further downward revisions in the fair value of our reporting units or our intangible assets could result in further impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $8,558 million, however, as a result of our application of net proceeds from our initial public offering of common stock and our concurrent offering of Mandatory Convertible Subordinated Bonds, our total indebtedness will be reduced to approximately $7,149 million. Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to the current general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	limit our ability to adjust to changing market conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, the indentures governing our outstanding notes and our credit facilities contain financial and other restrictive covenants that will limit the ability of our operating subsidiaries to engage in activities that may be in our best interests in the long term. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further increase the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash as well as continued access to the capital markets. Our ability to generate cash and our access to the capital markets depend on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future and our ability to refinance our indebtedness. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may not be able to generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs. Our cash interest expense for the years ended December 31, 2010, 2009 and 2008 was $531 million, $495 million and $494 million, respectively. At December 31, 2010, we had $4,547 million of floating-rate debt under our 2006 Senior Secured Credit Facilities and our existing floating rate notes. A one percent increase in our floating rate indebtedness would increase annual interest expense by approximately $45 million (without giving effect to any of our interest rate swaps). We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all.

The success of our business depends on our ability to recruit sample participants to participate in our research samples.

Our business uses scanners and diaries to gather consumer data from sample households as well as Set Meters, People Meters, Active/Passive Meters and diaries to gather television audience measurement data from sample households. It is increasingly difficult and costly to obtain consent from households to participate in the surveys. In addition, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients. Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our services to reach and recruit participants for consumer purchasing and audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants and maintain adequate participation levels, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our consumer purchasing and audience measurement services may be materially and adversely affected.

Data protection laws may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of personally identifiable information both abroad and in the United States. Compliance with these laws may require us to make certain investments or may dictate that we not offer certain types of products and services or only offer such services or products after making necessary modifications. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and liability under contractual warranties. In addition, there is an increasing public concern regarding data and consumer protection issues, and the number of jurisdictions with data protection laws has been slowly increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries including the United States have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to survey research. If the laws were extended to include survey research, our ability to recruit research participants could be adversely affected. These or future initiatives may adversely affect our ability to generate or assemble data or to develop or market current or future products or services, which could negatively impact our business.

If we are unable to protect our intellectual property rights, our business could be adversely affected.

The success of our business will depend, in part, on:

•	obtaining patent protection for our technology, products and services;

•	defending our patents, copyrights, trademarks, service marks and other intellectual property;

•	preserving our trade secrets and maintaining the security of our know-how and data; and

•	operating our business without infringing upon intellectual property rights held by third parties.

We rely on a combination of contractual provisions, confidentiality procedures and the patent, copyright, trademark and trade secret laws of the United States and other countries to protect our intellectual property. These legal measures afford only limited protection and may not provide sufficient protection to prevent the infringement, misuse or misappropriation of our intellectual property. Intellectual property law in several foreign jurisdictions is subject to considerable uncertainty. There can be no assurances that the protections we have available for our proprietary technology in the United States and other countries will be available to us in all of the places we sell our products and services. Any infringement or misappropriation of our technology can have a negative impact on our business. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with meaningful protection or commercial advantage. The expiration of our patents may lead to increased competition. Although our employees, consultants, clients and collaborators enter into confidentiality agreements with us, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or unauthorized disclosure. The growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications with others, which could result in infringement. Competitors may gain access to our intellectual property and proprietary information. Our trademarks could be challenged, which could force us to rebrand our products or services, result in a loss of brand recognition and require us to devote resources to advertising and marketing new brands. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Given the importance of our intellectual property, we will enforce our rights whenever it is necessary and prudent to do so. Any future litigation, regardless of the outcome, could result in substantial expense and diversion of time and attention of management, may not be resolved in our favor and could adversely affect our business.

If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.

We cannot be certain that we do not and will not infringe the intellectual property rights of others in operating our business. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims that we have infringed third parties’ intellectual property rights. Any such claims of intellectual property infringement, even those without merit, could:

•	be expensive and time-consuming to defend;

•	result in our being required to pay possibly significant damages;

•	cause us to cease providing our products and services that incorporate the challenged intellectual property;

•	require us to redesign or rebrand our products or services;

•	divert management’s attention and resources; or

•

require us to enter into potentially costly royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, although royalty or licensing agreements may not be available to us on acceptable terms or at all.

Any of the above could have a negative impact on our operating profits and harm our future prospects and financial condition.

We generate revenues throughout the world which are subject to exchange rate fluctuations, and our revenue and net income may suffer due to currency translations.

We operate globally, deriving approximately 48% of revenues for the year ended December 31, 2010 in currencies other than U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars, while our European operations earn revenue and incur expenses primarily in Euros, which have recently been subject to significant volatility. Outside the United States and the European Union, we generate revenue and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to limitations placed on such conversions. Certain of the countries in which we operate, such as Venezuela, have currencies which are considered to be hyperinflationary. This risk could have a material adverse effect on our business, results of operations and financial condition.

Our international operations are exposed to risks which could impede growth in the future.

We continue to explore opportunities in major international markets around the world, including China, Russia, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:

•	costs of customizing services for clients outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	the burdens of complying with a wide variety of foreign laws;

•	difficulties in managing international operations;

•	longer sales and payment cycles;

•	exposure to foreign currency exchange rate fluctuation;

•	exposure to local economic conditions;

•	exposure to local political conditions, including adverse tax policies, civil unrest and seizure of assets by a foreign government; and

•	the risks of an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate.

In countries where there has not been a historical practice of using consumer packaged goods retail information or audience measurement information in the buying and selling of advertising time, it may be difficult for us to maintain subscribers.

Criticism of our audience measurement service by various industry groups and market segments could adversely affect our business.

Due to the high-profile nature of our services in the media, internet and entertainment information industries, we could become the target of criticism by various industry groups and market segments. We strive to be fair, transparent and impartial in the production of audience measurement services, and the quality of our U.S. ratings services are voluntarily subject to review and accreditation by the Media Rating Council, a voluntary trade organization, whose members include many of our key client constituencies. However, criticism of our business by special interests, and by clients with competing and often conflicting demands on our measurement service, could result in government regulation. While we believe that government regulation is unnecessary, no assurance can be given that legislation will not be enacted in the future that would subject our business to regulation, which could adversely affect our business.

A loss of one of our largest clients could adversely impact our results of operations.

Our top ten clients accounted for approximately 24% of our total revenues for the year ended December 31, 2010. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We rely on third parties to provide certain data and services in connection with the provision of our current services.

We rely on third parties to provide certain data and services for use in connection with the provision of our current services. For example, our Buy segment enters into agreements with third parties (primarily retailers of fast-moving consumer goods) to obtain the raw data on retail product sales it processes and edits and from which it creates products and services. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards, increase the price they charge us for this data or refuse altogether to license the data to us. In addition, we may need to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding our services for other types of media. In the event we are unable to use such third party data and services or if we are unable to enter into agreements with third parties, when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

We rely on a third party for the performance of a significant portion of our worldwide information technology and operations functions, various services and assistance in certain integration projects. A failure to provide these functions, services or assistance in a satisfactory manner could have an adverse effect on our business.

Pursuant to the terms of a ten year agreement, effective February 19, 2008, we are dependent upon Tata America International Corporation and Tata Consultancy Services Limited (collectively, “TCS”) for the performance of a significant portion of our information technology and operations functions worldwide, the provision of a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services, as well as assistance in integrating and centralizing multiple systems, technologies and processes on a global scale. The success of our business depends in part on maintaining our relationships with TCS and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, or at all, and our business could be adversely affected.

Long term disruptions in the mail, telecommunication infrastructure and/or air service could adversely affect our business.

Our business is dependent on the use of the mail, telecommunication infrastructure and air service. Long term disruptions in one or more of these services, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, civil unrest and/or acts of terrorism could adversely affect our business, results of operations and financial condition.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our services have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, civil unrest and/or acts of terrorism (particularly involving cities in which we have offices) could adversely affect our services. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

The presence of our Global Technology and Information Center in Florida heightens our exposure to hurricanes and tropical storms, which could disrupt our business.

The technological data processing functions for certain of our U.S. operations are concentrated at our Global Technology and Information Center (“GTIC”) at a single location in Florida. Our geographic concentration in Florida heightens our exposure to a hurricane or tropical storm. These weather events could cause severe damage to our property and technology and could cause major disruptions to our operations. Although our GTIC was built in anticipation of severe weather events and we have insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. As such, a hurricane or tropical storm could have an adverse effect on our business.

Our services involve the storage and transmission of proprietary information. If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure and panelists and survey respondents may hold us liable for disclosure of personal data, and clients and venture partners may hold us liable or reduce their use of our services.

We store and transmit large volumes of proprietary information and data that contains personally identifiable information about individuals. Security breaches could expose us to a risk of loss of this information, litigation and possible liability and our reputation could be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients.

If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel is intense. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

Changes in tax laws may adversely affect our reported results.

Changes in tax laws, regulations, related interpretations and tax accounting standards in the United States, the Netherlands and other countries in which we operate may adversely affect our financial results. For example, recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities. In addition, governments are increasingly considering tax law changes as a means to cover budgetary shortfalls resulting from the current economic environment.

We face competition, which could adversely affect our business, financial condition, results of operations and cash flow.

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial marketing and other resources than we do and may in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we may not be able to do so in the future or be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

We may be subject to antitrust litigation or government investigation in the future, which may result in an award of money damages or force us to change the way we do business.

In the past, certain of our business practices have been investigated by government antitrust or competition agencies, and we have on several occasions been sued by private parties for alleged violations of the antitrust and competition laws of various jurisdictions. Following some of these actions, we have changed certain of our business practices to reduce the likelihood of future litigation. Although each of these material prior legal actions have been resolved, there is a risk based upon the leading position of certain of our business operations that we could, in the future, be the target of investigations by government entities or actions by private parties challenging the legality of our business practices. Also, in markets where the retail trade is concentrated, regulatory authorities may perceive certain of our retail services as potential vehicles for collusive behavior by retailers or manufacturers. There can be no assurance that any such investigation or challenge will not result in an award of money damages, penalties or some form of order that might require a change in the way that we do business, any of which could adversely affect our revenue stream and/or profitability.

The use of joint ventures, over which we do not have full control, could prevent us from achieving our objectives.

We have conducted and will continue to conduct a number of business initiatives through joint ventures, some of which are or may be controlled by others. Our joint venture partners might have economic or business objectives that are inconsistent with our objectives. Our joint venture partners could go bankrupt, leaving us liable for their share of joint venture liabilities. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take appropriate actions binding on the joint venture without our consent. In addition, the terms of our joint venture agreements may limit our business opportunities. Accordingly, the use of joint ventures could prevent us from achieving our intended objectives.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease property in approximately 600 locations worldwide. We also own seven properties worldwide, including our offices in Oxford, United Kingdom, Mexico City, Mexico and Sao Paulo, Brazil. Our leased property includes offices in New York, New York, Oldsmar, Florida and Markham, Canada. In addition, we are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

Item 3.	Legal Proceedings

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. On January 13, 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against the Company by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by Nielsen. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims.

We are subject to litigation and other claims in the ordinary course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, we do expect that the ultimate disposition of these matters will not have a material adverse effect on our operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2010, there was no established public trading market for our common stock. On January 31, 2011, we completed an initial public offering of 82,142,858 shares of our €0.07 par value common stock at a price of $23.00 per share. Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2011, there were 8,879 common stockholders of record, including our parent company, Valcon Acquisition Holding (Luxembourg) S.á r.l (“Luxco”), who owned 270,746,445 shares (or approximately 76%) of our common stock.

The high and low reported sale prices per share for our common stock between January 26, 2011, the date that our common stock began trading on the New York Stock Exchange, and February 25, 2011, were $24.30 and $27.84, respectively.

In September 2010, we declared a special dividend of approximately €6 million ($7 million) in the aggregate, or €0.02 per share, to our then existing stockholders prior to the completion of the initial public offering, a portion of which was in the form of a non-cash settlement of loans that we had previously extended to Luxco and the remainder of which utilized existing cash from operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations “Related Party Transactions”, Note 10 to our consolidated financial statements, “Long-term Debt and Other Financing Arrangements” and Note 11 to our consolidated financial statements, “Stockholders’ Equity” for further information regarding the special dividend.

No dividends have been declared on our common stock for the years ended December 31, 2009 or 2008. We do not intend to pay any cash dividends on our common stock for the foreseeable future and instead may retain earnings, if any, for future operation and expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Furthermore, a determination by the board of directors to distribute dividends must be approved by our stockholders. In addition, our ability to pay dividends is limited by covenants in our senior secured credit facilities and in the indentures governing our notes. See the “Liquidity and Capital Resources” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to our consolidated financial statements, “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

During the fourth quarter of 2010, we repurchased 126,427 shares of our common stock from employees in private transactions pursuant to the Management Shareholder Agreement between Nielsen and designated employees.

On January 25, 2011, we filed the Registration Statement on Form S-1 (File No. 333-167271) with the Securities and Exchange Commission covering the initial public offering of shares of our common stock, par value € 0.07 per share, and the Company’s Bonds was declared effective. The Bonds are convertible into shares of our common stock.

On January 31, 2011, we completed our initial public offering, including the exercise in full by the underwriters of their option to purchase additional shares, by issuing 82,142,858 shares of common stock for cash consideration of $21.965 per share (net of underwriting discounts) to a syndicate of underwriters led by J.P. Morgan Securities LLC and Morgan Stanley & Co. Incorporated as representatives of the underwriters. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets

Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Guggenheim Securities, LLC, William Blair & Company, L.L.C., Wells Fargo Securities, LLC, Blaylock Robert Van, LLC, HSBC Securities (USA) Inc., Loop Capital Markets LLC, Mizuho Securities USA Inc., Samuel A. Ramirez & Company, Inc. and The Williams Capital Group, L.P. also participated as underwriters. Also, on January 31, 2011, we completed a sale of $288 million in aggregate principal amount of the Bonds, including the exercise in full by the underwriters of their option to purchase additional Bonds to the same syndicate of underwriters described above.

Use of Proceeds

The IPO generated proceeds of approximately $1,804 million, net of $85 million of underwriter discounts. The offering of the Bonds generated proceeds of approximately $277 million, net of $11 million of underwriter discounts. The expenses incurred in connection with the IPO and the Bonds offering totaled approximately $10 million. None of the expenses were paid to our directors or officers or any of the Sponsors. The net proceeds from the IPO and the offering of the Bonds will be used to redeem approximately $175 million face amount of our 11.5% Senior Notes due 2016, approximately $115 million face amount of our 11.625% Senior Notes due 2014, all $1,070 million face amount of our 12.5% Senior Subordinated Discount Notes due 2016 and all EUR343 million face amount of our 11.125% Senior Discount Notes due 2016, as well as to pay approximately $102 million to the Sponsors as a fee in connection with the termination of certain advisory agreements in accordance with their terms.

Dividend Tax

In general, the Company must withhold tax (dividend tax) from dividends distributed on our common stock at the rate of 15 percent.

Dividends include, without limitation:

(i)	Distributions of profits (including paid-in capital not recognized for dividend tax purposes) in cash or in kind, including deemed and constructive dividends;

(ii)	liquidation distributions and, generally, proceeds realized upon a repurchase of our common stock by the Company or upon the transfer of our common stock to a direct or indirect subsidiary of the Company, in excess of the average paid-in capital recognized for dividend tax purposes;

(iii)	the par value of our common stock issued or any increase in the par value of our common stock, except where such (increase in) the par value of our common stock is funded out of the Company’s paid-in capital recognized for dividend tax purposes; and

(iv)	repayments of paid-in capital recognized for dividend tax purposes up to the amount of the Company’s profits (zuivere winst) unless the Company’s general meeting of stockholders has resolved in advance that the Company shall make such repayments and the par value of our common stock concerned has been reduced by a corresponding amount through an amendment of the Company’s articles of association.

A holder of our common stock which is, is deemed to be, or – in the case of an individual – has elected to be treated as, resident in the Netherlands for the relevant tax purposes, is generally entitled to credit the dividend tax withheld against such holder’s liability to tax on income and capital gains or, in certain cases, to apply for a full refund of the withheld dividend tax.

A holder of our common stock which is not, is not deemed to be, and – in case the holder is an individual – has not elected to be treated as, resident in the Netherlands for the relevant tax purposes, may be eligible for a partial or full exemption or refund of the dividend tax under an income tax convention in effect between the Netherlands and the holder’s country of residence.

In addition, generally a non-resident holder of our common stock that is not an individual may be entitled to an exemption from dividend withholding tax, provided that the following tests are satisfied:

(i)	such holder is, according to the tax law of a member state of the European Union or a state designated by ministerial decree that is a party to the agreement regarding the European Economic Area, resident in such state and is not transparent for tax purposes according to the tax law of such state;

(ii)	any one or more of the following threshold conditions are satisfied:

(a)	at the time the dividend is distributed by us, such holder has shares representing at least 5 percent of our nominal paid up capital;

(b)	such holder has held shares representing at least 5 percent of our nominal paid up capital for a continuous period of more than one year at any time during the four years preceding the time the dividend is distributed by us;

(c)	such holder is connected with us within the meaning of article 10a, paragraph 4, of the Dutch Corporation Tax Act 1969 (Wet op de Vennootschapsbelasting 1969); or

(d)	an entity connected with such holder within the meaning of article 10a, paragraph 4, of the Dutch Corporation Tax Act 1969 (Wet op de Vennootschapsbelasting 1969) holds at the time the dividend is distributed by us, shares representing at least 5 percent of our nominal paid up capital;

(iii)	such holder is not considered to be resident outside the member states of the European Union or the states designated by ministerial decree that are a party to the agreement regarding the European Economic Area, under the terms of a double taxation treaty concluded with a third state; and

(iv)	such holder does not perform a similar function as an investment institution (beleggingsinstelling) as meant by article 6a or article 28 of the Dutch Corporation Tax Act 1969 (Wet op de Vennootschapsbelasting 1969).

Dividend distributions to a U.S. holder of our common stock (with an interest of less than 10 percent of the voting rights in our common stock) are subject to 15 percent dividend withholding tax, which is equal to the rate such U.S. holder may be entitled to under the current income tax treaty between the Netherlands and the United States (the “Treaty”). As such, there is no need to claim a refund of the excess of the amount withheld over the Treaty rate.

On the basis of article 35 of the Treaty, qualifying U.S. pension trusts are under certain conditions entitled to a full exemption from or refund of Netherlands dividend withholding tax.

Under the terms of domestic anti-dividend stripping rules, a recipient of dividends distributed on our common stock will not be entitled to an exemption from, reduction, refund, or credit of dividend tax if the recipient is not the beneficial owner of such dividends as meant in those rules.

Investors are advised to consult their professional advisers as to the tax consequences of purchase, ownership and disposition of our common stock.

Item 6.	Selected Financial and Other Data

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The successor selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and selected consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The successor selected consolidated statement of operations data for the year ended December 31, 2007 and for the period from May 24, 2006 to December 31, 2006 and selected consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our unaudited consolidated financial statements which are not included in this annual report on Form 10-K. The predecessor selected consolidated statement of operations data for the period from January 1, 2006 to May 23, 2006 has been derived from our predecessor’s audited consolidated financial statements which are not included in this annual report on Form 10-K.

The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The audited consolidated financial statements from which the historical financial information for the periods set forth below have been derived were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

	Successor					Predecessor
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31, 2010(1)	Year Ended December 31, 2009(2)	Year Ended December 31, 2008(3)	Year Ended December 31, 2007(4)	May 24- December 31, 2006(5)	January 1- May 23, 2006(6)
Statement of Operations Data:
Revenues	$5,126	$4,808	$4,806	$4,458	$2,405	$1,513
Depreciation and amortization(7)	558	557	499	451	257	125
Operating income	730	116	420	376	86	39
Interest expense	660	647	701	691	395	47
Income/(loss) from continuing operations	154	(428)	(314)	(364)	(293)	(24)
Income/(loss) from continuing operations per common share (basic)	0.55	(1.57)	(1.39)	(1.62)	(1.34)	(0.10)
Income/(loss) from continuing operations per common share (diluted)	0.54	(1.57)	(1.39)	(1.62)	(1.34)	(0.10)
Cash dividends declared per common share	0.03	—	—	—	—	—

	December 31,
(IN MILLIONS)	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$14,429	$14,600	$15,091	$16,135	$15,979
Long-term debt including capital leases	8,550	8,640	9,320	8,896	8,520

(1)	Income for year ended December 31, 2010 included $61 million in restructuring costs, $136 million of foreign currency transaction gains and $90 million of charges associated with the redemption of certain of our Senior Notes.

(2)	The loss in the year ended December 31, 2009 included a goodwill and intangible asset impairment charge of $527 million and $62 million in restructuring costs.

(3)	The loss in the year ended December 31, 2008 included a goodwill impairment charge of $96 million and $118 million in restructuring costs.

(4)	The loss in the year ended December 31, 2007 included $110 million in foreign currency exchange transaction losses and $133 million in restructuring costs.

(5)	The loss in the period from May 24, 2006 to December 31, 2006 included $90 million relating to the deferred revenue purchase price adjustment, $43 million in foreign currency exchange transaction losses and $65 million in restructuring costs.

(6)	The per share information of the predecessor period has not been adjusted for the reverse stock split in 2010, by which each one and six tenths (1.6) issued and outstanding share of common stock, par value €0.04 per share, was converted into one (1.0) share of common stock, par value €0.07 per share.

(7)	Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $215 million, $247 million, $245 million and $233 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. See “Cautionary Statement Regarding Forward Looking Statements” in Part I of this Annual Report on Form 10-K. The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings B.V. prior to the Conversion and to Nielsen Holdings N.V. upon and after the Conversion, unless otherwise stated or indicated by context.

Background and Executive Summary

On May 17, 2006, Nielsen, formerly known as Valcon Acquisition Holding B.V., was formed by investment funds associated with the Original Sponsors as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). On May 24, 2006, The Nielsen Company B.V. (“TNC B.V.”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of Nielsen (herein referred to as the “Acquisition”). Valcon’s cumulative purchases totaled 99.4% of TNC B.V.’s outstanding common stock as of December 31, 2007. In May 2008, Valcon acquired the remaining TNC B.V. common stock through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore currently holds 100% of TNC B.V.’s outstanding common stock. As part of the Acquisition, Valcon also acquired all of the 7% preference shares of TNC B.V. Valcon also acquired 100% of TNC B.V.’s preferred B shares which were subsequently canceled in 2006. TNC B.V.’s common and preferred shares were delisted from the NYSE Euronext on July 11, 2006. The registered office of Nielsen is located in Diemen, the Netherlands, with our headquarters located in New York.

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy and what consumers watch on a global and local basis (consumer interaction with television, online and mobile). Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies.

We believe that important measures of our results of operations include revenue, operating income and adjusted EBITDA (defined below). Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on geographic market and service offering expansion to drive revenue growth and improving operating efficiencies including effective resource utilization, information technology leverage and overhead cost management.

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, nearly 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within developing markets, as well as through the expansion of our insights services and measurement services across what we refer to as the three screens: television, online and mobile.

Our Transformation Initiative and other productivity initiatives, which were implemented following the Acquisition, are focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements, portfolio restructuring actions (e.g. the exit of our Publications businesses) while at the same time investing in key programs to enhance future growth opportunities.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Our operating footprint across approximately 100 countries requires disciplined global and local resource management of internal and third party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

Business Segment Overview

We align our business into three reporting segments: what consumers buy (consumer purchasing measurement and analytics), what consumers watch (media audience measurement and analytics) and Expositions. Our Buy and Watch segments, which together generated substantially all of our revenues in 2010, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

Our Buy segment provides Information services, which includes our core tracking and scan data (primarily transactional measurement data and consumer behavior information) and Insights services (primarily comprised of our analytical solutions) to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while developing markets include Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile screens. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. We are a leader in providing measurement services across the three screens.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows in the United States. Each year, we produce approximately 40 trade shows, which in 2010 connected approximately 270,000 buyers and sellers across 20 industries.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these estimates relate to: revenue recognition; business combinations including purchase price allocations; accruals for pension costs and other post-retirement benefits; accounting for income taxes; and valuation of long-lived assets including goodwill and indefinite-lived intangible assets, computer software and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. For a summary of the significant accounting policies, including critical accounting policies discussed below, see Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies – to our consolidated financial statements.

Revenue Recognition

We recognize our revenues when persuasive evidence of an arrangement exists, services have been rendered or information has been delivered, the fee is fixed or determinable and the collectibility of the related revenue is reasonably assured.

A significant portion of our revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, internet and mobile audiences) services. We generally recognize revenue from the sale of our services based upon fair value as the services are performed, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. Substantially all of our customer contracts are non-cancellable and non-refundable.

Our revenue arrangements may include multiple deliverables and in these arrangements, the individual deliverables within a contract are separated and recognized upon delivery based upon their fair values relative to the total contract value, to the extent that the fair values are readily determinable and the deliverables have stand-alone value to the customer. In certain cases, software is included as part of these arrangements to allow our customers to supplementally view delivered information and is provided for the term of the arrangement and is not significant to the marketing effort and is not sold separately. Accordingly, software provided to our customers is considered to be incidental to the arrangements and is not recognized as a separate element.

A discussion of our revenue recognition policies, by segment, follows:

Buy

Revenue from our Buy segment, primarily from retail measurement services and consumer panel services, is recognized on a straight-line basis over the period during which the services are performed and information is delivered to the customer.

We provide insights and solutions to customers through analytical studies that are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered to the customer.

Watch

Revenue from our Watch segment is primarily generated from television, internet and mobile measurement services and is recognized on a straight-line basis over the contract period, as the service is delivered to the customer.

Expositions

Revenue and certain costs within our Expositions segment are recognized upon completion of each event.

Stock-Based Compensation

Expense Recognition

We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize such costs within the Consolidated Statements of Operations; however, no expense is recognized for stock options that do not ultimately vest. We recognize expense associated with stock options that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $18 million, $14 million and $18 million of expense associated with stock-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate fair value of all outstanding vested and unvested options was $73 million and $38 million, respectively, as of December 31, 2010.

Fair Value Measurement and Valuation Methodologies

Stock-based compensation expense is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including the consideration of factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of stock-based awards expected to be forfeited due to future terminations. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

	Year Ended December 31,
	2010	2009	2008
Expected life (years)	2.85 - 4.17	3.42 - 4.08	2.93 - 3.02
Risk-free interest rate	1.28 - 2.12%	1.70 - 2.07%	2.77%
Expected dividend yield	0%	0%	0%
Expected volatility	58.00 - 63.00%	54.00 - 62.00%	39.00%
Weighted-average volatility	60.05%	57.77%	39.00%

In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. Expected volatility is based primarily on a combination of the estimates of implied volatility of our peer-group and our historical volatility adjusted for its leverage. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

Our board of directors set the exercise price of stock options with the intention that the price per share is not less than the estimated fair market value of our common stock on the date of grant. Our board has taken into consideration numerous objective and subjective factors to determine the fair market value of our common stock on each grant date in order to be able to set exercise prices. Such factors included, but were not limited to, (i) valuations using the methodologies described below, (ii) our operating and financial performance and (iii) the impact of global economic factors on market values.

Since our common stock was not publicly traded at any point during 2010, we conducted common stock valuation analyses on a semi-annual basis (as of June 30th and December 31st for each annual period) as well as on an interim basis considering the significance of individual grants. We considered numerous objective and subjective factors in valuing our common stock at each valuation date in accordance with the guidance in the American Institute of Certified Public Accountants Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. These objective and subjective factors included, but were not limited to:

•	arm’s-length sales of our common stock in privately negotiated transactions;

•	valuations of our common stock;

•	our stage of development and financial position; and

•	our future financial projections.

Our common stock valuations performed from the Acquisition through December 31, 2010 were determined by taking a weighted-average value calculated under two different valuation approaches, an income approach and a market approach. While we believe both of these two approaches provide reliable estimates of fair value, we apply a heavier weighting to the income approach as we believe this valuation method provides a more reasonable estimate of fair value given the market approach may reflect greater volatility based on the trading multiples of a peer group in an unstable or illiquid market. We have not applied a discounting factor to the resulting fair values obtained by averaging the values calculated under the income approach and the market for the lack of marketability of the common stock for being a private company.

During the year ended December 31, 2010, we performed valuations of our common stock in March 2010, April 2010, June 2010 and December 2010. As a standard part of our approval process for each of these valuations, our board of directors reviewed our current and projected financial performance, including the consideration of various scenarios of such performance and their corresponding impact on our common stock valuation. As part of our board’s assessment of our operating performance it considered general economic conditions. Additionally, our board reviewed the peer group of companies and their performance relative to our business strategy. Finally, on each valuation date, our board considered the volatility in the equity markets generally. Subsequent to the initial public offering of our common stock, the aforementioned valuation process will be replaced by the valuation of our stock options in reference to the market price of our underlying common stock on the date of grant.

Business Combinations

We account for our business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any.

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. We have designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of our formal budget and business plan review. We review the recoverability of our goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. We established, and continue to evaluate, our reporting units based on our internal reporting structure and generally define such reporting units at our operating segment level or one level below. Similar to the approach we take in valuing our common stock, the estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily by an income approach using a discounted cash flow analysis and a market-based approach.

A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Many of the factors used in assessing fair value are outside of the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment. The following assumptions are significant to our discounted cash flow analysis:

•

Business projections – the assumptions of expected future cash flows and growth rates are based on assumptions about the level of business activity in the marketplace as well as applicable cost levels that drive our budget and business plans. The budget and business plans are updated at least annually and are frequently reviewed by management and our board of directors. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions and a slower or weaker economic recovery than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future. Should such events or circumstances arise, management would evaluate other options available at that time that, if executed, could result in future profitability.

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for our reporting units were between 2% and 4%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used for our reporting units were between 9% and 13%.

These estimates and assumptions vary between each reporting unit depending on the facts and circumstances specific to that unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period.

We also use a market-based approach in estimating the fair value of our reporting units. The market-based approach utilizes available market comparisons such as indicative industry multiples that are applied to current year revenue and earnings as well as recent comparable transactions.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of our reporting units to our enterprise market capitalization. Enterprise market capitalization includes, among other factors, the estimated fair value of our common stock and the appropriate redemption values of our debt.

We did not have any indicators of impairment during the year ended December 31, 2010. The following table summarizes the results of the ten reporting units that were subject to the October 1, 2010 annual impairment testing and the related goodwill value associated with the reporting units for (a) fair values exceeding carrying values by less than 10%, (b) fair values exceeding carrying values between 10% and 20% and (c) fair values exceeding carrying values by more than 20%.

Fair value exceeds carrying value by:	Number of reporting units	Reporting units goodwill (in millions)
Less than 10%(1)	1	$387
10% to 20%	2	680
Greater than 20%	7	6,001

Totals	10	$7,068

(1)	This reporting unit was impaired during the third quarter of 2009.

We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions. However, we consistently test a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was less than the underlying book value by less than 10% for two of our reporting units with goodwill of approximately $941 million at October 1, 2010 (approximately 13% of our total goodwill). These reporting units were subject to impairment charges in 2009 and were adjusted to reflect the fair value at that time.

However, since the effects of applying our sensitivity analyses based upon reasonably possible adverse changes in assumptions still resulted in fair values of our reporting units in excess of underlying carrying values, with the exception of two of our reporting units, which were subject to impairment charges in 2009 and were therefore expected to show such result, we concluded an impairment did not exist as of October 1, 2010 and it was not reasonably likely that an impairment would occur in the next twelve months from that date. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

Our results from continuing operations for the year ended December 31, 2009 included an aggregate goodwill impairment charge of $282 million, which was recorded in the third quarter of 2009. We also recorded a goodwill impairment charge of $55 million in the third quarter of 2009 relating to our Publications operating segment, which has been accounted for as a discontinued operation.

Our operating results for the year ended December 31, 2008 include a goodwill impairment charge of $96 million. We also recorded a goodwill impairment charge of $336 million for the year ended December 31, 2008 relating to our Publications operating segment, which has been accounted for as a discontinued operation.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.

Pension Costs

We provide a number of retirement benefits to our employees, including defined benefit pension plans and post retirement medical plans. Pension costs, in respect of defined benefit pension plans, primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets. Differences between this expected return and the actual return on these plan assets and actuarial changes are not recognized in the statement of operations, unless the accumulated differences and changes exceed a certain threshold. The excess is amortized and charged to the statement of operations over, at the maximum, the average remaining term of employee service. We recognize obligations for contributions to defined contribution pension plans as expenses in the statement of operations as they are incurred.

The determination of benefit obligations and expenses is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, the expected return on plan assets and the assumed rate of compensation increases. We provide retiree medical benefits to a limited number of participants in the U.S. and have ceased to provide retiree health care benefits to certain of our Dutch retirees. Therefore, retiree medical care cost trend rates are not a significant driver of our post retirement costs. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them as necessary.

The discount rate is the rate at which the benefit obligations could be effectively settled. For our U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. We believe the timing and amount of cash flows related to the bonds in this portfolio is expected to match the estimated payment benefit streams of our U.S. plans. For the Dutch and other non-U.S. plans, the discount rate is set by reference to market yields on high-quality corporate bonds.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 6.5%, 6.4% and 6.4 % for the years ended December 31, 2010, 2009 and 2008, respectively. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Income Taxes

We have a presence in approximately 100 countries. We have completed many material acquisitions and divestitures, which have generated complex tax issues requiring management to use its judgment to make various tax determinations. We try to organize the affairs of our subsidiaries in a tax efficient manner, taking into consideration the jurisdictions in which we operate. Due to outstanding indemnification agreements, the tax payable on select disposals made in recent years has not been finally determined. Although we are confident that tax returns have been appropriately prepared and filed, there is risk that additional tax may be assessed on certain transactions or that the deductibility of certain expenditures may be disallowed for tax purposes. Our policy is to estimate tax risk to the best of our ability and provide accordingly for those risks and take positions in which a high degree of confidence exists that the tax treatment will be accepted by the tax authorities. The policy with respect to deferred taxation is to provide in full for temporary differences using the liability method.

Deferred tax assets and deferred tax liabilities are computed by assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The carrying value of deferred tax assets is adjusted by a valuation allowance to the extent that these deferred tax assets are not considered to be realized on a more likely than not basis. Realization of deferred tax assets is based, in part, on our judgment and is dependent upon our ability to generate future taxable income in jurisdictions where such assets have arisen. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. In assessing the adequacy of our valuation allowances, we consider various factors including reversal of deferred tax liabilities, future taxable income and potential tax planning strategies.

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the year ended December 31, 2010. Our operating results for the year ended December 31, 2009 include an aggregate customer-related intangible asset impairment charge of $245 million.

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to six years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change.

Factors Affecting Nielsen’s Financial Results

Divestitures

During the year ended December 31, 2010, we received net cash proceeds of $17 million associated with business divestitures, including the sale of our box-office tracking operation as well as the remaining properties within the Publications operating segment discussed further below.

During the year ended December 31, 2009, we received $84 million in net proceeds associated with business divestitures, primarily associated with the sale of our media properties within the Publications operating segment. The impact of the remaining divestitures on our consolidated results of operations was not material.

During the year ended December 31, 2008, we received $23 million in net proceeds primarily associated with two divestitures within our Expositions segment and the final settlement of the sale of our Directories segment to World Directories Acquisition Corp (“World Directories”). The impact of these divestitures on our consolidated statement of operations was not material for all periods presented.

Discontinued Operations

In December 2009, we substantially completed the planned exit of our Publications operating segment through the sale of our media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. Our consolidated financial statements reflect the Publications operating segment as a discontinued operation. The sale resulted in a loss of approximately $14 million, net of taxes of $3 million. The net loss included $10 million of liabilities for certain obligations associated with transition services that we contractually retained. During the year ended December 31, 2010, we completed the exit of the remaining properties and recorded a loss on sale of $5 million (net of tax of $3 million) associated with these divestitures.

In October 2010, we reached an agreement with the plaintiff in a lawsuit associated with our former Publications operating segment for a $12 million cash settlement, which was paid on October 26, 2010. We recorded a $7 million charge (net of tax of $5 million) associated with this settlement, which has been reported as a component of discontinued operations for the year ended December 31, 2010.

We recorded a goodwill impairment charge of $55 million relating to our Publications operating segment in September 2009.

See Note 4 – Business Divestitures – to our consolidated financial statements.

Acquisitions and Investments in Affiliates

For the year ended December 31, 2010, we paid cash consideration of $55 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $20 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2009, we paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $25 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity, substantially all of which is payable through March 2012 and non-cash consideration of $7 million. Had the current period acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would not have been material.

On December 19, 2008, we completed the purchase of the remaining 50% interest in AGB Nielsen Media Research (“AGBNMR”), a leading international television audience media measurement business, from WPP Group plc (“WPP”). With our full ownership of AGBNMR, we expect to be able to better leverage our global media product portfolio. In exchange for the remaining 50% interest in AGBNMR, we transferred business assets and ownership interests with an aggregate fair value of $72 million. No material gain or loss was recorded on the business assets and ownerships transferred.

On May 15, 2008, we completed the acquisition of IAG Research, Inc. (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements.

For the year ended December 31, 2008, we paid cash consideration of $39 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, and as of December 31, 2008, we recorded deferred consideration of $12 million, which was subsequently paid in January 2009. Had the AGBNMR, IAG and other acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would not have been material.

Foreign Currency

Our financial results are reported in U.S. dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. dollars. Our principal foreign exchange revenue exposure is spread across several currencies, primarily the Euro. The table below sets forth the profile of our revenue by principal currency.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
U.S. Dollar	52%	53%	53%
Euro	14%	16%	16%
Other Currencies	34%	31%	31%

Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.33 to €1.00, $1.39 to €1.00 and $1.47 to €1.00 for the years ended December 31, 2010, 2009 and 2008, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Buy and Watch segments in Venezuela and our functional currency for these operations is the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We have evaluated the new exchange rate system and have concluded that our local currency transactions will be denominated in U.S. dollars until Venezuela’s currency is deemed to be non hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction gains, net line item. In June 2010, a further revision to the currency exchange rate system was made and in December 2010, the government of Venezuela announced that it is eliminating the preferential exchange rate. Neither the impact of the hyperinflationary accounting or the subsequent changes to the exchange rate system had a material impact on our consolidated results of operations for the year ended December 31, 2010 nor are they expected to have an impact on our consolidated financial statements prospectively.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others and, accordingly, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations – (Years Ended December 31, 2010, 2009 and 2008)

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Revenues	$5,126	$4,808	$4,806

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,129	2,023	2,057
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,648	1,523	1,616
Depreciation and amortization	558	557	499
Impairment of goodwill and intangible assets	—	527	96
Restructuring costs	61	62	118

Operating income	730	116	420

Interest income	5	7	17
Interest expense	(660)	(647)	(701)
Loss on derivative instruments	(27)	(60)	(15)
Foreign currency exchange transaction gains/(losses), net	136	(2)	20
Other expense, net	(81)	(17)	(12)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	103	(603)	(271)
(Provision)/benefit for income taxes	46	197	(36)
Equity in net income/(loss) of affiliates	5	(22)	(7)

Income/(loss) from continuing operations	154	(428)	(314)
Loss from discontinued operations, net of tax	(22)	(61)	(275)

Net income/(loss)	132	(489)	(589)
Net income attributable to noncontrolling interests	2	2	—

Net income/(loss) attributable to Nielsen stockholders	$130	$(491)	$(589)

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income/(loss) from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, goodwill and intangible asset impairment charges, stock compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items specifically described below.

Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

We use Adjusted EBITDA to consistently measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. In addition to Adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

Adjusted EBITDA should not be considered as an alternative to net income/(loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008

Net income/(loss)	$132	$(489)	$(589)
Loss from discontinued operations, net	22	61	275
Interest expense, net	655	640	684
(Benefit)/provision for income taxes	(46)	(197)	36
Depreciation and amortization	558	557	499

EBITDA	1,321	572	905
Equity in net (income)/loss of affiliates	(5)	22	7
Other non-operating (income)/expense, net	(28)	79	7
Restructuring costs	61	62	118
Impairment of goodwill and intangible assets	—	527	96
Stock-based compensation expense	18	14	18
Other items(a)	44	36	54

Adjusted EBITDA	$1,411	$1,312	$1,205

(a)	Other items include Transformation Initiative and other dual running costs of $16 million, $7 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also includes consulting and other costs of $16 million, $17 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively, associated with information technology infrastructure transformation and fees associated with certain consulting arrangements. The 2010 amounts include preparatory costs for our initial public offering of common stock and the 2008 amounts include charges associated with a deferred compensation plan. Also includes sponsor monitoring fees of $12 million, $12 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Consolidated Results for the year ended December 31, 2010 versus the year ended December 31, 2009

Revenues

Our revenues increased 6.6% to $5,126 million for the year ended December 31, 2010 from $4,808 million for the year ended December 31, 2009, or 6.1% on a constant currency basis, which excludes a 0.5% favorable impact of changes in foreign currency exchange rates. These increases were driven by an 8.9% increase within our Buy segment (8.2% on a constant currency basis) and a 3.9% increase within our Watch segment (3.7% on a constant currency basis), offset in part by a 6.6% decline in our Expositions segment (6.7% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.2% to $2,129 million for the year ended December 31, 2010 from $2,023 million for the year ended December 31, 2009, or 5.0% on a constant currency basis, excluding a 0.2% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from an 8.1% increase within our Buy segment (7.9% on a constant currency basis) due to the global expansion of our services. Costs within our Watch segment increased slightly due to volume while costs within our Expositions segment remained flat. Corporate costs increased by approximately $9 million in 2010 as compared to 2009 driven by certain infrastructure investments.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 8.3% to $1,648 million for the year ended December 31, 2010 from $1,523 million for the year ended December 31, 2009, or 7.6% on a constant currency basis, excluding a 0.7% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by an 8.7% increase within our Buy segment (7.7% on a constant currency basis) due to increases in client service costs associated with the global expansion of our services as well as a 13.6% increase within our Watch segment both on an as-reported and constant currency basis due to increased investment in three-screen measurement initiatives. Corporate costs increased by approximately $15 million as a result of increased investment in global product initiatives, a $3 million increase in stock-based compensation expense and costs attributable to the initial public offering of our common stock consummated in January 2011. These increases were partially offset by a 36.8% decline in our Expositions segment due to the impact of cost savings initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $558 million for the year ended December 31, 2010 as compared to $557 million for the year ended December 31, 2009. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $215 million for the year ended December 31, 2010 from $247 million for the year ended December 31, 2009 resulting from lower amortization on purchase price adjustments from the Acquisition for certain software assets that became fully amortized during 2010. This decline was offset by increases in depreciation and amortization expense associated with higher capital expenditures.

Restructuring Costs

Transformation Initiative

We recorded net credits of $9 million for the year ended December 31, 2010 associated with adjustments to previously established liabilities for employee severance and other benefits. We recorded $33 million in restructuring charges, primarily relating to severance costs, for the year ended December 31, 2009.

Other Productivity Initiatives

We recorded $70 million in restructuring charges associated with productivity initiatives during the year ended December 31, 2010. Of these amounts, approximately $11 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

We recorded $29 million in restructuring charges associated with these initiatives during the year ended December 31, 2009. The charges included severance costs of $22 million, primarily in Europe as well as $7 million of contractual termination costs and asset write-offs.

Operating Income

Operating income for the year ended December 31, 2010 was $730 million compared to operating income of $116 million for the year ended December 31, 2009. Operating income of $454 million for the year ended December 31, 2010 within our Buy segment increased from $361 million for the year ended December 31, 2009. Operating income within our Watch segment was $327 million for the year ended December 31, 2010 compared to a loss of $73 million for the year ended December 31, 2009. Operating income within our Expositions segment was $49 million for the year ended December 31, 2010 as compared to a loss of $105 million for the year ended December 31, 2009. Corporate operating expenses increased to $100 million for the year ended December 31, 2010 from $67 million for the year ended December 31, 2009.

Interest Expense

Interest expense was $660 million for the year ended December 31, 2010 compared to $647 million for the year ended December 31, 2009, as increases in interest costs on debentures and our senior secured term loans were only partially offset by lower interest costs on derivative instruments.

Loss on Derivative Instruments

The loss on derivative instruments was $27 million for the year ended December 31, 2010 compared to a loss of $60 million for the year ended December 31, 2009. The reduction in losses resulted from movements in the Euro relative to the U.S. Dollar associated with a foreign currency swap derivative instrument, which was terminated in March 2009 as well as the maturity of $2.5 billion in notional amount of interest rate swaps between November 2009 and November 2010 for which hedge accounting was discontinued in February 2009 partially offset by a $9 million loss on a foreign currency forward contract in the fourth quarter of 2010.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 for the year ended December 31, 2010 as compared to $1.39 to €1.00 for the year ended December 31, 2009.

Foreign currency exchange resulted in a $136 million gain for the year ended December 31, 2010 compared to a loss of $2 million for the year ended December 31, 2009. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other Expense, Net

Other expense, net of $81 million for the year ended December 31, 2010 includes net charges of approximately $90 million associated with the redemption and subsequent retirement of all $870 million aggregate principal amount of our 10.00% Senior Notes due 2014 at a price of 105% of the amount redeemed as well as all €150 million aggregate principal amount of our 9% Senior Notes due 2014 at a price of 104.5% of the amount redeemed. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by gains attributable to business divestitures. Other expense, net of $17 million for the year ended December 31, 2009 primarily included net charges of approximately $19 million associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes and the write-off of deferred financing costs associated with the modification of our senior secured credit facility offset by net gains of associated with certain divestitures.

Income/(Loss) from Continuing Operations Before Income Taxes and Equity in Net Income/(Loss) of Affiliates

Income from continuing operations before income taxes and equity in net income/(loss) of affiliates was $103 million for the year ended December 31, 2010 compared to a loss of $603 million for the year ended December 31, 2009. The change primarily relates to the impairment of goodwill and intangible assets in September 2009, lower derivative losses, higher foreign currency exchange transaction gains and improved business performance primarily attributable to revenue growth.

Income Taxes

The effective tax benefit rates for the years ended December 31, 2010 and 2009 were (45)% and 33%, respectively. The effective tax benefit rate for the year ended December 31, 2010 was higher than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities, release of valuation allowances and the impact of the tax rate differences in the other jurisdictions where we file tax returns. The effective tax benefit rate for the year ended December 31, 2009 was higher than the statutory tax rate primarily due to state and foreign withholding and income taxes and the impact of the tax rate differences in other jurisdictions where we file tax returns, which is partially offset by impairments of goodwill and intangible assets, which had a tax basis significantly lower than the underlying book basis and therefore a lower tax benefit.

At December 31, 2010 and December 31, 2009, we had gross uncertain tax positions of $114 million and $129 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2010 and December 31, 2009 of $25 million and $23 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our benefit (provision) for income taxes. It is reasonably possible that a reduction in a range of $7 million to $16 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Equity in Net Income/(Loss) of Affiliates

Equity in net income of affiliates was $5 million for the year ended December 31, 2010 as compared to a loss of $22 million for the year ended December 31, 2009. During the third quarter of 2009 we concluded that the carrying value of our non-controlling ownership interest in Scarborough Research (“Scarborough”) was impaired as a result of continued declines in customer discretionary spending and the related impact on the launch of new performance tracking and marketing products. We deemed this impairment to be other than temporary and, accordingly, recorded an after-tax non-cash impairment charge of $26 million (net of tax of $18 million).

Discontinued Operations

For the year ended December 31, 2010, loss from discontinued operations, net of tax was $22 million compared to a loss of $61 million for the year ended December 31, 2009. Discontinued operations primarily relate to our Publications operating segment. The loss for the year ended December 31, 2010 reflects the cessation of operations during 2010 as well as a $7 million charge (net of tax of $5 million) associated with the settlement of an outstanding lawsuit. The loss for the year ended December 31, 2009 includes goodwill impairment charges of $55 million.

Adjusted EBITDA

Our Adjusted EBITDA increased 7.5% to $1,411 million for the year ended December 31, 2010 from $1,312 million for the year ended December 31, 2009, or 6.8% on a constant currency basis. Our Adjusted EBITDA margin increased to 27.52% for the year ended December 31, 2010 from 27.28% for the year ended December 31, 2009. See “Results of Operations – (Years Ended December 31, 2010, 2009 and 2008)” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Consolidated Results for the year ended December 31, 2009 versus the year ended December 31, 2008

Revenues

Our revenues were flat at $4,808 million for the year ended December 31, 2009 compared to $4,806 million for the year ended December 31, 2008, an increase of 4.0% on a constant currency basis, which excludes the unfavorable impact of changes in foreign currency exchange rates. Our revenue performance included a 10.5%

increase within our Watch segment (11.5% on a constant currency basis), a 2.9% decrease within our Buy segment (a 2.7% increase on a constant currency basis) and a 25.1% decline in our Expositions segment (24.6% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.6% to $2,023 million for the year ended December 31, 2009 from $2,057 million for the year ended December 31, 2008, an increase of 2.6% on a constant currency basis, which excludes a 4.2% favorable impact of changes in foreign currency exchange rates. The change in cost of revenues was driven by a 4.0% increase from the impact of acquisitions and divestitures within both our Buy and Watch segments (4.2% increase on a constant currency basis) offset by cost savings due to the effects of the Transformation Initiative (see discussion below under “ – Restructuring Costs – Transformation Initiative”) and other productivity initiatives. Cost of revenues within our Expositions segment decreased 30.6% (29.8% on a constant currency basis) due to lower variable exhibition costs.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

SG&A expenses decreased 5.7% to $1,523 million for the year ended December 31, 2009 from $1,616 million for the year ended December 31, 2008, a decrease of 1.5% on a constant currency basis excluding a 4.2% favorable impact of changes in foreign currency exchange rates. SG&A expenses declined 44.6% and 14.9% (44.9% and 14.6% on a constant currency basis) in Corporate and our Expositions segments, respectively, which was slightly offset by a 3.5% increase (3.7% on a constant currency basis) due to the impact of acquisitions and divestitures in both our Buy and Watch segments.

Depreciation and Amortization

Depreciation and amortization increased to $557 million for the year ended December 31, 2009 from $499 million for the year ended December 31, 2008. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations increased slightly to $247 million for the year ended December 31, 2009 from $245 million for the year ended December 31, 2008 resulting from higher amortization on acquired intangible assets in 2009. Additionally, there were increases in depreciation and amortization expense associated with higher capital expenditures for software and infrastructure development equipment projects to enhance our technology platform and global infrastructure.

Impairment of Goodwill and Intangible Assets

During 2009, we recorded a non-cash goodwill impairment charge of $282 million and a non-cash intangible asset impairment charge of $245 million. These charges related to both our Watch and Expositions segments. A deferred tax benefit of $103 million was recognized during the period as a result of these impairment charges. We recorded a $96 million non-cash goodwill impairment charge relating to a reporting unit within our Watch segment in 2008. A deferred tax benefit of $7 million was recognized during the period as a result of this impairment charge.

Restructuring Costs

Transformation Initiative

The Transformation Initiative was completed during 2009. We incurred $33 million in restructuring charges primarily relating to severance costs for the year ended December 31, 2009. We recorded $118 million in restructuring charges for the year ended December 31, 2008. The charges included severance costs as well as $24 million of contractual termination costs and asset write-offs.

Other Productivity Initiatives

In December 2009, we commenced certain specific restructuring actions attributable to defined cost-reduction programs, primarily in Europe and North America, directed towards achieving increased productivity in future periods. We recorded $29 million in restructuring charges associated with these initiatives during the fourth quarter of 2009. The charges included severance costs of $22 million as well as $7 million of contractual termination costs and asset write-offs.

See Note 8 – Restructuring Activities – to our consolidated financial statements for additional information regarding our restructuring programs.

Operating Income

Operating income for the year ended December 31, 2009 decreased to $116 million, from $420 million for the year ended December 31, 2008. Operating income within our Buy segment increased to $361 million for the year ended December 31, 2009 from $315 million for the year ended December 31, 2008. Operating loss within our Watch segment was $73 million for the year ended December 31, 2009 compared to income of $171 million for the year ended December 31, 2008. Operating loss within our Expositions segment was $105 million for the year ended December 31, 2009 as compared to income of $50 million for the year ended December 31, 2008. Operating expenses within Corporate decreased to $67 million for the year ended December 31, 2009 from $116 million for the year ended December 31, 2008.

Interest Income and Expense

Interest income was $7 million for the year ended December 31, 2009 compared to $17 million for the year ended December 31, 2008. Interest expense was $647 million for the year ended December 31, 2009 compared to $701 million for the year ended December 31, 2008. The decrease was driven primarily by the termination and subsequent capitalization of the term loan with Luxco and the impact of interest allocations to discontinued operations, slightly offset by higher interest expense on our debenture loan portfolio as a result of new debt issuances in 2009.

Loss on Derivative Instruments

The loss on derivative instruments was $60 million for the year ended December 31, 2009 compared to a loss of $15 million for the year ended December 31, 2008. The increased loss resulted primarily from the change in fair value of certain of our interest rate swaps for which hedge accounting was discontinued in February 2009 as well as losses attributable to movements in the Euro relative to the U.S. dollar associated with a foreign currency swap derivative instrument, which was terminated in March 2009.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. dollar have a significant effect on our operating results, particularly the Euro. The average U.S. dollar to Euro exchange rate was $1.39 to €1.00 and $1.47 to €1.00 for the year ended December 31, 2009 and the year ended December 31, 2008, respectively.

Foreign currency exchange resulted in a $2 million loss for the year ended December 31, 2009 compared to a $20 million gain recorded in the year ended December 31, 2008 primarily as a result of the fluctuation in the value of the U.S. dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as a portion of our intercompany loan portfolio.

Other Expense, Net

Other expense, net was $17 million for the year ended December 31, 2009 versus $12 million for the year ended December 31, 2008. The 2009 amount primarily includes net charges of approximately $15 million associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of our 2006 Senior Secured Credit Facilities offset in part by net gains primarily associated with certain divestitures, including the sale of our Brazilian operations within our Expositions segment.

Loss from Continuing Operations Before Income Taxes and Equity in Net Loss of Affiliates

For the year ended December 31, 2009, loss from continuing operations before income taxes, and equity in net loss of affiliates was $603 million compared to a $271 million loss for the year ended December 31, 2008. The current period compared with the prior period results primarily reflects impairment of goodwill and intangible assets offset in part by lower restructuring expenses, lower interest costs and increased operating performance, primarily driven by cost reduction programs.

Equity in Net Loss of Affiliates

For the year ended December 31, 2009, equity in net loss of affiliates was $22 million compared to $7 million for the year ended December 31, 2008 primarily driven by an after-tax non-cash impairment charge of $26 million (net of a tax adjustment of $18 million) associated with our non-controlling ownership interest in Scarborough in the third quarter of 2009.

Income Taxes

The effective tax rates for the years ended December 31, 2009 and 2008 were a benefit of 33% and an expense of (13)%, respectively. The effective tax benefit rate for the year ended December 31, 2009 was higher than the Dutch statutory rate primarily due to state and foreign withholding and income taxes and the impact of the tax rate differences in other jurisdictions where we file tax returns, which is partially offset by impairments of goodwill and intangible assets, which had a tax basis significantly lower than the underlying book basis and therefore a lower tax benefit.

The effective tax rate for the year ended December 31, 2008 was lower than the Dutch statutory rate primarily due to the impairment of goodwill, which had a tax basis significantly lower than the book basis and therefore a lower tax benefit, tax on distribution from foreign subsidiaries, change in estimates related to global uncertain tax positions, state and foreign withholding and income taxes, change in estimates for other tax positions and certain non-deductible charges, which were partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns.

Discontinued Operations

For the year ended December 31, 2009, loss from discontinued operations, net of tax of $31 million, was $61 million compared to a $275 million loss for the year ended December 31, 2008. Discontinued operations primarily relate to our Publications operating segment and the loss for the year ended December 31, 2009 includes a net loss on the sale of our media properties within the Publications operating segment, including The Hollywood Reporter and Billboard, to e5 Global Media LLC, of $14 million, net of tax of $3 million. Additionally, losses for both 2009 and 2008 include goodwill impairment charges associated with our Publications operating segment of $55 million and $336 million, respectively. The loss for the year ended December 31, 2008 is partially offset by a gain of $19 million relating to the settlement of tax contingencies associated with the sale of our Directories segment to World Directories.

Adjusted EBITDA

Our Adjusted EBITDA increased 8.9% to $1,312 million for the year ended December 31, 2009 from $1,205 million for the year ended December 31, 2008, or 11.7% on a constant currency basis. Our Adjusted EBITDA margin increased to 27.28% for the year ended December 31, 2009 from 25.06% for the year ended December 31, 2008. See “Results of Operations – (Years Ended December 31, 2010, 2009 and 2008)” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2010 compared to the year ended December 31, 2009, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year ended December 31, 2010	Year ended December 31, 2009	% Variance 2010 vs. 2009 Reported	Year ended December 31, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Revenues by segment
Buy	$3,260	$2,993	8.9%	$3,014	8.2%
Watch	1,698	1,635	3.9%	1,637	3.7%
Expositions	168	180	(6.6)%	180	(6.7)%

Total	$5,126	$4,808	6.6%	$4,831	6.1%

Buy Segment Revenues

Revenues increased 8.9% to $3,260 million for the year ended December 31, 2010 from $2,993 million for the year ended December 31, 2009, or 8.2% on a constant currency basis driven by a 20.6% increase in Developing markets (16.7% on a constant currency basis) and a 4.4% increase in Developed markets (4.8% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 6.1% to $2,288 million for the year ended December 31, 2010 from $2,157 million for the year ended December 31, 2009, or 5.4% on a constant currency basis, excluding a 0.7% favorable impact of changes in foreign currency exchange rates. These increases were driven by 16.9% growth in Developing Markets (13.3% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed Markets increased 2.0% (2.3% on a constant currency basis) as growth in retail measurement services in Western Europe and North America, primarily to existing customers, was offset by the impact of the divestiture of our box office scanning business.

Revenues from Insights services increased 16.2% to $972 million for the year ended December 31, 2010 from $836 million for the year ended December 31, 2009, or 15.2% on a constant currency basis, excluding a 1.0% favorable impact of changes in foreign currency exchange rates. These increases were driven by strong growth in both Developed and Developing Markets due to increases in customer discretionary spending on new product forecasting and other analytical services, which can be cyclical in nature.

Watch Segment Revenues

Revenues increased 3.9% to $1,698 million for the year ended December 31, 2010 from $1,635 million for the year ended December 31, 2009, or 3.7% on a constant currency basis. Television measurement grew 3.0% as increases in spending from existing customers offset declines attributable to a planned international market closure. Online and Mobile grew 9.2% as increases in both new and existing customer spending were offset slightly by the timing of certain client deliverables as compared to the prior year.

Expositions Segment Revenues

Revenues declined 6.6% to $168 million for the year ended December 31, 2010 from $180 million for the year ended December 31, 2009 primarily as a result of softness in both the building industry and retail sector tradeshows.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2010 and 2009, adjusting for certain items affecting operating income/(loss), such as restructuring charges, impairment charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to consistently measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2010 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$454	$29	$215	$7	$6	$711
Watch	327	13	304	3	2	649
Expositions	49	2	27	—	—	78
Corporate and Eliminations	(100)	17	12	8	36	(27)

Total Nielsen	$730	$61	$558	$18	$44	$1,411

YEAR ENDED DECEMBER 31, 2009 (IN MILLIONS)	Operating Income/(Loss)	Impairment Charges and Restructuring Charges/ (Credits)(2)	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$361	$39	$230	$6	$8	$644
Watch	(73)	411	279	3	3	623
Expositions	(105)	128	40	—	—	63
Corporate and Eliminations	(67)	11	8	5	25	(18)

Total Nielsen	$116	$589	$557	$14	$36	$1,312

(1)	Other items include Transformation Initiative and other dual running costs of $16 million and $7 million for the years ended December 31, 2010 and 2009, respectively. Also includes consulting and other costs of $16 million and $17 million for the years ended December 31, 2010 and 2009, respectively, associated with information technology infrastructure transformation, fees associated with certain consulting arrangements and preparatory costs for our initial public offering of common stock. Also includes sponsor monitoring fees of $12 million for both the years ended December 31, 2010 and 2009.

(2)	Includes $402 million goodwill and other intangible asset impairment charges within our Watch segment in 2009 and $125 million within our Expositions segment in 2009.

(IN MILLIONS)	Year ended December 31, 2010	Year ended December 31, 2009	% Variance 2010 vs. 2009 Reported	Year ended December 31, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$711	$644	10.3%	$653	8.9%
Watch	649	623	4.2%	623	4.2%
Expositions	78	63	24.0%	64	22.3%
Corporate and Eliminations	(27)	(18)	(49.5)%	(18)	(49.2)%

Total Nielsen	$1,411	$1,312	7.5%	$1,322	6.8%

Buy. Operating income increased 25.8% to $454 million for the year ended December 31, 2010 from $361 million for the year ended December 31, 2009 due to the strong revenue performance mentioned above as well as lower restructuring costs and depreciation and amortization, offset in part by the impact of changes in foreign currency exchange rates and investments in Developing Markets expansion. Non-GAAP business segment income increased 8.9% on a constant currency basis.

Watch. Operating income was $327 million for the year ended December 31, 2010 as compared to a loss of $73 million for the year ended December 31, 2009. The increase was driven by the impact of impairment charges recorded in 2009 and the revenue performance discussed above, which was offset by the impact of the planned international market closure, $25 million in increased depreciation and amortization expense associated with technology infrastructure initiatives and Local People Meters and increased investment in three-screen measurement initiatives. Non-GAAP business segment income increased 4.2% on a constant currency basis.

Expositions. Operating income was $49 million for the year ended December 31, 2010 as compared to a loss of $105 million for the year ended December 31, 2009 driven by the impact of impairment charges recorded in 2009 as well as lower depreciation expense and the costs savings effects of the Transformation Initiative and other productivity initiatives. Non-GAAP business segment income increased 22.3% on a constant currency basis.

Corporate and Eliminations. Operating loss was $100 million for the year ended December 31, 2010 as compared to an operating loss of $67 million for the year ended December 31, 2009 due to increases in certain product investments and global infrastructure costs as well as higher restructuring charges and costs attributable to the initial public offering of our common stock. Non-GAAP business segment loss increased 49.2% on a constant currency basis.

Business Segment Results for the year ended December 31, 2009 versus the year ended December 31, 2008

Revenues

The table below sets forth our segment revenue growth data for the year ended December 31, 2009 compared to the year ended December 31, 2008, both on an as-reported and constant currency basis. In order to determine the percentage change in revenue on a constant currency basis, we remove the positive and negative impacts of changes foreign currency exchange rates:

(IN MILLIONS)	Year ended December 31, 2009	Year ended December 31, 2008	% Variance 2009 vs. 2008 Reported	Year ended December 31, 2008 Constant Currency	% Variance 2009 vs. 2008 Constant Currency
Revenues by segment
Buy	$2,993	$3,084	(2.9)%	$2,915	2.7%
Watch	1,635	1,480	10.5%	1,466	11.5%
Expositions	180	240	(25.1)%	238	(24.6)%
Corporate and eliminations	—	2	n/a	2	n/a

Total	$4,808	$4,806	0.1%	$4,621	4.0%

Buy Segment Revenues

Revenues decreased 2.9% to $2,993 million for the year ended December 31, 2009 from $3,084 million for the year ended December 31, 2008, an increase of 2.7% on a constant currency basis as our customers continue to expand geographically and increase their spending on analytical services. Revenue from Developing Markets decreased 2.6% (an 8.0% increase on a constant currency basis) and revenue from Developed Markets decreased 3.1% (a 0.8% increase on a constant currency basis).

Revenues from Information services decreased 4.7% to $2,157 million for the year ended December 31, 2009 from $2,262 million for the year ended December 31, 2008, an increase of 1.7%, on a constant currency basis excluding a 6.4% unfavorable impact of changes in foreign currency exchange rates. Revenue from Developing Markets declined 4.0%, however, was the primary driver for the constant currency increase mentioned above, increasing 7.5% on a constant currency basis as a result of continued geographic expansion of both our retail measurement and consumer panel services to both new and existing customers.

Revenues from Insights services increased 1.8% to $836 million for the year ended December 31, 2009 from $822 million for the year ended December 31, 2008, or 5.3% on a constant currency basis excluding a 3.5% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by 0.8% growth in Developing Markets (8.9% on a constant currency basis) and the impact of acquisitions. The growth in Developing Markets related to continued expansion of our analytical services, primarily to existing customers who are expanding their presence in these markets.

Watch Segment Revenues

Revenues increased 10.5% to $1,635 million for the year ended December 31, 2009 from $1,480 million for the year ended December 31, 2008, or 11.5% on a constant currency basis. Excluding the impact of acquisitions, revenue grew 1.7% (2.6% on a constant currency basis) as our television audience market expansion was offset by lower spending by our customers on enhanced analytical services. This growth was primarily driven by a 4.7% constant currency increase in North American television measurement due to volume increases associated with measurement data from five additional markets being added to the Local People Meter (“LPM”) program.

Expositions Segment Revenues

Revenues for the year ended December 31, 2009 decreased 25.1% to $180 million from $240 million for the year ended December 31, 2008, due largely to lower exhibitor attendance driven by the economic environment.

Business Segment Profitability

The tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2009 and 2008, adjusting for certain items affecting operating income/(loss), such as restructuring charges, impairment charges, depreciation and amortization, stock-based compensation expense and certain other items described below.

YEAR ENDED DECEMBER 31, 2009 (IN MILLIONS)	Operating Income/(Loss)	Impairment Charges and Restructuring Charges/(Credits)(1)	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(2)	Non-GAAP Business Segment Income/(Loss)
Buy	$361	$39	$230	$6	$8	$644
Watch	(73)	411	279	3	3	623
Expositions	(105)	128	40	—	—	63
Corporate and Eliminations	(67)	11	8	5	25	(18)

Total Nielsen	$116	$589	$557	$14	$36	$1,312

YEAR ENDED DECEMBER 31, 2008 (IN MILLIONS)	Operating Income/(Loss)	Impairment Charges and Restructuring Charges/(Credits)(1)	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(2)	Non-GAAP Business Segment Income/(Loss)
Buy	$315	$74	$206	$4	$11	$610
Watch	171	110	245	7	3	536
Expositions	50	1	40	1	1	93
Corporate and Eliminations	(116)	29	8	6	39	(34)

Total Nielsen	$420	$214	$499	$18	$54	$1,205

(1)	Includes $402 million and $96 million of goodwill and other intangible asset impairment charges within our Watch segment in 2009 and 2008, respectively and $125 million within our Expositions segment in 2009.

(2)	Other items include Transformation Initiative dual running costs of $7 million and $15 million for the years ended December 31, 2009 and 2008, respectively. Also includes consulting and other costs of $17 million and $28 million for the years ended December 31, 2009 and 2008, respectively, associated with information technology infrastructure transformation, fees associated with certain consulting arrangements and charges associated with a deferred compensation plan. Also includes sponsor monitoring fees of $12 million and $11 million for the years ended December 31, 2009 and 2008, respectively.

(IN MILLIONS)	Year ended December 31, 2009	Year ended December 31, 2008	% Variance 2009 vs. 2008 Reported	Year ended December 31, 2008 Constant Currency	% Variance 2009 vs. 2008 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$644	$610	5.5%	$583	10.5%
Watch	623	536	16.2%	534	16.7%
Expositions	63	93	(31.8)%	92	(31.2)%
Corporate and Eliminations	(18)	(34)	46.0%	(34)	46.6%

Total Nielsen	$1,312	$1,205	8.9%	$1,175	11.7%

Buy. Operating income increased to $361 million for the year ended December 31, 2009 from $315 million for the year ended December 31, 2008 due to lower restructuring charges, the revenue growth mentioned above and the effects of the Transformation Initiative and other productivity initiatives. Non-GAAP business segment income increased 10.5% on a constant currency basis.

Watch. Operating loss was $73 million for the year ended December 31, 2009 compared to operating income of $171 million for the year ended December 31, 2008 due to increases in restructuring and impairment charges offset by the revenue growth mentioned above and cost savings from the impact of our Transformation Initiative. Non-GAAP business segment income increased 16.7% on a constant currency basis.

Expositions. Operating loss was $105 million for the year ended December 31, 2009 compared to operating income of $50 million for the year ended December 31, 2008 due to intangible asset impairment charges as well as declines in our revenues due to the economic environment. Non-GAAP business segment income decreased 31.2% on a constant currency basis.

Corporate and Eliminations. Operating loss was $67 million for the year ended December 31, 2009 compared to $116 million for the year ended December 31, 2008. Non-GAAP business segment loss decreased 46.6% on a constant currency basis. These decreases were due to lower expenses on certain product initiatives as well as cost savings from the impact of the Transformation Initiative.

Liquidity and Capital Resources

Overview and 2011 Capital Markets Transactions

As a result of the Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant. At December 31, 2010, cash and cash equivalents were $421 million and our total indebtedness was $8,558 million. In addition, we also had $668 million available for borrowing under our senior secured revolving credit facility at December 31, 2010. Our cash interest paid for the years ended December 31, 2010, 2009 and 2008 was $531 million, $495 million and $494 million, respectively.

On January 31, 2011, we completed an initial public offering of 82,142,858 shares of our €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,804 million, net of $85 million of underwriter discounts.

Concurrent with our offering of common stock, we issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds will be payable quarterly in arrears in February, May, August and November of each year, commencing in May 2011. The Bonds will be mandatorily converted into between 10,416,700 and 12,499,925 shares of our common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds of not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of our common stock (the average of the volume weighted-average price of our common stock for a 20 consecutive trading day period beginning on the 25th trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively.

We utilized substantially all of the combined net proceeds of approximately $2,081 million associated with the aforementioned transactions to settle certain advisory agreements with the Sponsors (See Note 14 to our consolidated financial statements, “Investments in Affiliates and Related Party Transactions” for information regarding these advisory agreements) and redeem and retire certain issuances of our long-term indebtedness as follows:

•

On January 31, 2011, each of our subsidiaries party to certain advisory agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million. We will record this pre-tax amount as an expense to our consolidated statement of operations in the first quarter of 2011.

•	On February 9, 2011, we paid approximately $201 million to redeem $164 million of our outstanding $467 million ($500 million aggregate principal amount) 11.50% Senior Discount Notes Due 2016 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount. We will record a pre-tax debt extinguishment charge of approximately $34 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 9, 2011, we paid approximately $129 million to redeem $107 million of our outstanding $307 million ($330 million aggregate principal amount) 11.625% Senior Discount Notes Due 2014 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount. We will record a pre-tax debt extinguishment charge of approximately $23 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 25, 2011, we paid approximately $1,133 million to redeem all of our outstanding $999 million ($1,070 million aggregate principal amount) 12 1/2% Senior Subordinated Discount Notes Due 2016 at a price of 105.89% of the aggregate principal amount. We will record a pre-tax debt extinguishment charge of approximately $123 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 25, 2011, we paid approximately $251 million to redeem €163 million (€174 million aggregate principal amount) of our 11.125% Senior Discount Debenture Loan due 2016 at a price of 104.87% of the aggregate principal amount. We will record a pre-tax debt extinguishment charge of approximately $26 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On March 2, 2011 we anticipate paying approximately $244 million to redeem €159 million (€169 million aggregate principal amount) 11.125% senior discount debenture loan due 2016 at a price of 104.87% of the aggregate principal amount. We will record a pre-tax debt extinguishment charge of approximately $25 million in our consolidated statement of operations in the first quarter of 2011 associated with this redemption. Following this transaction all our outstanding 11.125% senior discount debenture notes will have been redeemed.

Considering the result of only the aforementioned transactions, our total indebtedness of $8,558 million as of December 31, 2010 will be reduced to approximately $7,149 million. Although we continue to have a significant amount of indebtedness, we believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise. It is possible that continued changes to global economic conditions could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance existing indebtedness. Refer to the subsequent events section below for a discussion of certain capital markets activities occurring subsequent to December 31, 2010.

Financing Transactions

Senior Secured Credit Facilities

The description of the 2006 Senior Secured Credit Facilities below is as of December 31, 2010. On August 12, 2010, we completed a term loan extension offer in accordance with the terms of the 2006 Senior Secured Credit Facilities. See “Overview of Financing Transactions” for further information on the 2010 Amendment.

The senior secured credit agreement provides for two term loan facilities of $1,610 million and €227 million maturing in 2013 and four term loan facilities, including two dollar-denominated term loan facilities totaling

$2,386 million and two Euro-denominated term loan facilities totaling €273 million, maturing in 2016, for which total outstanding borrowings were $4,481 million at December 31, 2010. In addition, the senior secured credit agreement contains a six-year $688 million senior secured revolving credit facility under which we had no borrowings outstanding as of December 31, 2010. We had an aggregate of $20 million of letters of credit outstanding as of December 31, 2010, which reduced our total borrowing capacity to $668 million. The senior secured revolving credit facility of Nielsen Finance LLC, The Nielsen Company (US), Inc., Nielsen Holding and Finance B.V. can be used for revolving loans, letters of credit, guarantees and for swingline loans, and is available in U.S. dollars, Euros and certain other currencies. See “Overview of Financing Transactions” section for further information on transactions relating to these facilities.

We are required to repay installments only on the borrowings under the two senior secured term loan facilities maturing in 2016 in quarterly principal amounts of 0.25% of their original principal amount, with the remaining amount payable on their maturity date.

Borrowings under the senior secured term loan facilities bear interest at a rate as determined by the type of borrowing, equal to either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.5% or (2) the prime rate or (b) a LIBOR rate for the currency of such borrowings (collectively, the “Base Rate”), plus, in each case, an applicable margin. The applicable margins for the senior secured term loans that mature in 2013 vary depending on our secured leverage ratio. The applicable margins for two of the senior secured term loans that mature in 2016 are set at a fixed rate and the margin for the remaining 2016 term loans vary depending upon our total leverage and credit rating.

Borrowings under the senior secured revolving credit facility bear interest at a rate equal to an applicable margin plus the Base Rate. The applicable margins for the senior secured revolving credit facility vary depending on our total leverage ratio. We pay a quarterly commitment fee (currently 0.375%) on unused commitments under the senior secured revolving facility. The applicable commitment fee rate may vary subject to us attaining certain leverage ratios.

Our 2006 Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) (collectively, the “Credit Facilities Covenant Parties”) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business the Credit Facilities Covenant Parties conduct. In addition, the Credit Facilities Covenant Parties are required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. Neither Nielsen Holdings nor TNC B.V. is bound by any financial or negative covenants contained in the credit agreement. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. We have maintained compliance with all such covenants described above.

Pursuant to our senior secured credit facilities, commencing in 2008, we are subject to making mandatory prepayments on the term loans within our senior secured credit facilities to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the credit agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA (as defined below), as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. In 2010 our operations realized ECF, but no mandatory repayment is required due to our making voluntary repayments in the course of the year and our year-end total net debt to Covenant EBITDA ratio. Our next ECF measurement date will occur upon completion of the 2011 results, and therefore it is uncertain at this time if we will be required to make any corresponding mandatory prepayments in early 2012.

In June 2009, we entered into a Senior Secured Loan Agreement with Goldman Sachs Lending Partners LLC, which provides for senior secured term loans in the aggregate principal amount of $500 million (the “New Term Loans”) bearing interest at a fixed rate of 8.50%. The New Term Loans are secured on a pari passu basis with our existing obligations under our senior secured credit facilities and have a maturity of eight years. The net proceeds from the issuance of the New Term Loans of approximately $481 million were used in their entirety to pay down senior secured term loan obligations under our existing senior secured credit facilities.

In addition, the New Term Loans include negative covenants, subject to significant exceptions, restricting or limiting the ability of the Credit Facilities Covenant Parties to, among other things, incur, assume or permit to exist additional indebtedness or guarantees, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, sell certain assets, transact with affiliates and enter into agreements limiting subsidiary distributions. Neither Nielsen Holdings nor TNC B.V. is bound by any financial or negative covenants contained in the credit agreement. The New Term Loans also contain certain customary affirmative covenants and events of default.

Our Senior Secured Credit Facilities are guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets (other than cash) of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the senior secured credit facilities.

Debt Securities

In August 2006, we received proceeds of €200 million ($257 million) on the issuance by TNC B.V. of the €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”), with a carrying value of $427 million at December 31, 2010. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of the existing and future senior indebtedness of TNC B.V. The notes are effectively subordinated to the existing and future secured indebtedness of TNC B.V. to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of the subsidiaries of TNC B.V.

In August 2006, we issued $1,070 million 12.5% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”), with a carrying value of $999 million at December 31, 2010. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Subordinated Discount Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all Nielsen’s existing and future senior indebtedness, including the Senior Notes and the senior secured credit facilities.

In August 2006, we issued $650 million 10% and €150 million 9% senior notes due 2014. Interest is payable semi-annually from February 2007. On April 16, 2008, we issued $220 million aggregate principal amount of 10% Senior Notes due 2014. Cash interest accrues at a rate of 10% per annum from the issue date and is payable semi-annually from August 2008. In November and December 2010 we redeemed all $870 million aggregate principal amount of our 10.00% Senior Notes due 2014 at a price of 105% of the amount redeemed as well as all €150 million aggregate principal amount of our 9% Senior Notes due 2014 at a price of 104.5% of the amount redeemed. The redemption and subsequent retirement of these collective notes resulted in a loss of $90 million associated with the redemption option premium and recognition of previously deferred debt issuance costs recorded as a component of other expense/(income) in the consolidated statement of operations in the fourth quarter of 2010. These redemptions were consummated using the proceeds from the issuance of a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 discussed further below.

In January 2009, we issued $330 million in aggregate principal amount of 11.625% Senior Notes due 2014 (the “11.625% Senior Notes”). The 11.625% Senior Notes mature on February 1, 2014. Cash interest accrues at a rate of 11.625% per annum from the issue date and is payable semi-annually from August 2009.

On May 1, 2009, we issued $500 million aggregate principal amount of 11.5% Senior Notes due 2016 (the “11.5% Senior Notes”). The 11.5% Senior Notes mature on May 1, 2016. Cash interest accrues at a rate of 11.5% per annum from the issue date and is payable semi-annually from November 2009.

In October and November 2010, we issued a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $1,085 million with cash proceeds of approximately $1,065 million, net of fees and expenses.

The senior notes above are collectively referred to herein as the “Senior Notes.” The carrying values of the combined issuances of the Senior Notes were $1,858 million at December 31, 2010. The Senior Notes are senior unsecured obligations and rank equal in right of payment to all of the existing and future senior indebtedness of Nielsen Finance LLC and Nielsen Finance Co.

The indentures governing the Senior Notes and Senior Subordinated Discount Notes limit the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute a majority of Nielsen’s subsidiaries) to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen Finance LLC and Nielsen Finance Co. are required to make an offer to redeem all of the Senior Notes and Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes and Senior Subordinated Discount Notes are jointly and severally guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V., and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V.

EMTN Program and Other Financing Arrangements

We have a Euro Medium Term Note program (“EMTN”) program in place. All debt securities and most private placements are quoted on the Luxembourg Stock Exchange. We had carrying values of $155 million outstanding under the EMTN program at December 31, 2010. We can no longer issue new debt under the EMTN program.

Overview of Financing Transactions

We entered into the following transactions in 2008:

•	In February 2008, we entered into a two-year interest rate swap agreement which fixed the LIBOR-related portion of the interest rates for $500 million of our variable rate debt.

•

Effective April 2, 2008, we obtained a 25 basis point reduction of the applicable margin on our U.S. dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007. In addition, we obtained a 25 basis point reduction of the applicable margin on our senior secured revolving credit facility as a result of achieving a total leverage ratio below 6.0 as of December 31, 2007.

•

On April 16, 2008, we issued $220 million aggregate principal amount of 10% Senior Notes due 2014. The net proceeds of the offering were used to finance our acquisition of IAG and to pay related fees and expenses.

We entered into the following transactions in 2009:

•

In January 2009, we issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses.

•

In February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006. These derivative instruments have been designated as interest rate cash flow hedges.

•

In March 2009, we purchased and cancelled approximately GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby we paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation we satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, we unwound a portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. We recorded a net loss of $3 million as a result of the combined elements of this transaction in March 2009 as a component of other expense, net in the consolidated statement of operations. The net cash paid for the combined elements of this transaction was approximately $197 million.

•

In March 2009, we terminated €200 million notional to $259 million notional cross-currency swap, which previously converted part of our Euro-denominated external debt to U.S. dollar debt and received a cash settlement of approximately $2 million. No hedge designation was made for this swap and therefore all prior changes in fair value were recorded in earnings.

•

In April 2009, we issued $500 million in aggregate principal amount of 11.5% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

•

In June 2009, we purchased and cancelled all of our remaining outstanding GBP 149 million 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby we paid, and participating note holders received, par value for the notes, plus accrued interest. In conjunction with the GBP note cancellation, we satisfied, and paid in cash, the remarketing settlement value to two holders of the remaining portion of the remarketing option associated with the notes. In addition, we unwound the remaining portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. We recorded a net loss of approximately $12 million in June 2009 as a component of other expense, net in the consolidated statement of operations as a result of the combined elements of this transaction. The net cash paid for the combined elements of this transaction was approximately $330 million.

•

In June 2009, we entered into a Senior Secured Loan Agreement with Goldman Sachs Lending Partners LLC, which provides for senior secured term loans in the aggregated principal amount of $500 million (the “New Term Loans”) bearing interest at a fixed rate of 8.50%. The New Term Loans are secured on a pari passu basis with our existing obligations under our 2006 Senior Secured Credit Facilities and have a maturity of eight years. The net proceeds from the issuance of the New Term Loans of approximately $481 million were used in their entirety to pay down senior secured term loan obligations under our 2006 Senior Secured Credit Facilities.

•

In June 2009, we received the requisite consent to amend our 2006 Senior Secured Credit Facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with our obligations under the 2006 Senior Secured Credit Facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the 2006 Senior Secured Credit Facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the 2006 Senior Secured Credit Facilities at par; and (ii) allow us to agree with lenders to extend the maturity of their term loans and revolving commitments and for us to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, we extended the maturity of $1.26 billion of existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of our existing obligations and has been reflected as such in the audited consolidated financial statements. We recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

•	In December 2009, we elected to permanently repay $75 million of our existing term loans due August 2013.

We entered into the following transactions during 2010:

•

On March 9, 2010, we entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of the our variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

•	In May 2010, our €50 million variable rate EMTN matured and was repaid.

•

On August 12, 2010, we completed a term loan extension offer in accordance with the terms of our 2006 Senior Secured Credit Facilities. In connection with completing the term loan extension offer and in order to document the terms of the new Class C term loans, as of such date we entered into an amendment to the 2006 Senior Secured Credit Facilities (the “2010 Amendment”). Pursuant to the term loan extension offer and the 2010 Amendment, approximately $1,495 million of our Class A term loans (which mature August 2013) and approximately $5 million of our Class B term loans (which mature May 2016) were exchanged for the same principal amount of new Class C term loans. The new Class C term loans mature on May 1, 2016 and bear a tiered floating interest rate of LIBOR plus a margin of (x) 3.75% to the extent that Nielsen Finance LLC’s Total Leverage Ratio (as defined in the 2006 Senior Secured Credit Facilities) is greater than 5.0 to 1.0 and (y) 3.50% to the extent that Nielsen Finance LLC’s Total Leverage Ratio (as defined in the 2006 Senior Secured Credit Facilities) is less than or equal to 5.0 to 1.0. The foregoing margins are also subject to a decrease of 0.25% in the event and for so long as Nielsen Finance LLC’s corporate credit and/or family rating, as applicable, from either S&P or Moody’s is at least BB- or Ba3, respectively. The Class C term loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount. No optional prepayments of Class C term loans may be made so long as any Class A or Class B term loans are outstanding. Except as set forth in the 2010 Amendment, the Class C term loans shall have the same terms as the Class B term loans.

•

On October 12, 2010, we issued $750 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $745 million with cash proceeds of approximately $731 million, net of fees and expenses. On November 9, 2010, we issued an additional $330 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $340 million with cash proceeds of approximately $334 million, net of fees and expenses.

•	We used the net proceeds from the aforementioned issuances, along with cash on hand, to fund a redemption of the remaining all of our 10% Senior Notes due 2014 at a price of 105% and all of our

9% Senior Notes due 2014 at a price of 104.5% in separate transactions in November and December 2010. The redemption and retirement of these notes resulted in a loss of approximately $90 million in the fourth quarter of 2010.

•

In October and November 2010, we entered into an aggregate of $1 billion notional amount of three-year forward interest rate swap agreements with starting dates of November 9, 2010. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.72%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount of interest rate swaps that matured on November 9, 2010. Additionally, on November 1, 2010 we entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date of November 9, 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

•	We elected to permanently repay $75 million of our existing term loans due August 2013 during 2010.

Cash Flows 2010 versus 2009

Operating activities. Net cash provided by operating activities was $543 million for the year ended December 31, 2010, compared to $517 million for the year ended December 31, 2009. The primary driver for the increase in cash provided by operating activities was the growth in operating income excluding the impact of non-cash depreciation and amortization, partially offset by the reduction in working capital performance and higher interest payments. The reduction in working capital performance resulted primarily from an approximately $116 million reduction due to strong accounts receivable collections in 2009 and the timing of client billings. Our key collections performance measure, days billing outstanding (DBO), remained flat for the year ended December 31, 2010 compared to a decrease of 5 days to 50 days for the year ended December 31, 2009. These reductions were only partially offset by the timing of employee compensation and other accruals as well as lower restructuring and tax payments.

Investing activities. Net cash used in investing activities was $365 million for the year ended December 31, 2010, compared to $227 million for the year ended December 31, 2009. The drivers for the increase in the usage of cash from investing activities were the increase in capital expenditures and lower proceeds from sales of subsidiaries.

Financing activities. Net cash used in financing activities was $263 million for the year ended December 31, 2010, compared to $271 million for the year ended December 31, 2009. We repaid our €50 million EMTN in May 2010 and repaid $295 million on our senior secured revolving credit facility in 2009 and executed numerous financing transactions in 2010 and 2009 described under the “Overview of Financing Transactions” section above.

Cash Flows 2009 versus 2008

Operating activities. Net cash provided by operating activities was $517 million for the year ended December 31, 2009, compared to $317 million for the year ended December 31, 2008. The primary drivers for the increase in cash flows from operating activities were growth in operating income excluding the impact of non-cash depreciation and amortization and impairment charges. This growth was further driven by improved working capital performance, offset slightly by an increase in tax payments. The improved working capital performance primarily resulted from a benefit of approximately $149 million relating to improvement in year-over-year accounts receivable collections as well as lower bonus payments. Our DBO decreased by five days to 50 days during the year ended December 31, 2009 compared to an increase of four days to 55 days during the year ended December 31, 2008.

Investing activities. Net cash used in investing activities was $227 million for the year ended December 31, 2009, compared to $591 million for the year ended December 31, 2008. The lower net cash usage was primarily driven by lower acquisition payments as a result of our acquisition of IAG in May 2008 as well as lower capital expenditures and proceeds from the sale of divestitures in 2009, primarily resulting from the sale of the media properties within our Publications operating segment in December 2009.

Financing activities. For the year ended December 31, 2009, we had net cash used in financing activities of $271 million as compared to net cash provided by financing activities of $367 million for the year ended December 31, 2008. The comparative use of cash was mainly driven by our repayments of $295 million on our revolving credit facility in 2009 as compared to net borrowings of $285 million in 2008 as well as the results of the financing transactions described above under the “Overview of Financing Transactions” section above.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $334 million, $282 million and $370 million in 2010, 2009 and 2008, respectively. The increase in capital expenditures in 2010 as compared to 2009 related to significant investments in technology infrastructure development. The decrease in capital spending in 2009 versus 2008 was due to a reduction in LPM spending as well as the substantial completion of other key investments in 2008 and early 2009 such as our rollout of the LPM, active/passive Meter and the expansion of the National People Meter as well as the data factory systems in U.S. and Europe.

Covenant EBITDA Attributable to TNC B.V.

Our 2006 Senior Secured Credit Facilities contain a covenant that requires our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries, to maintain a maximum ratio of consolidated total net debt, excluding certain TNC B.V. net debt, to Covenant EBITDA, calculated for the trailing four quarters (as determined under our 2006 Senior Secured Credit Facilities). Currently, the maximum ratio is 7.5 to 1.0, with such maximum ratio declining over time to 6.25 to 1.0 for periods after October 1, 2012.

In addition, our 2006 Senior Secured Credit Facilities contain a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense, including interest expense relating to TNC B.V., calculated for the trailing four quarters (as determined under our 2006 Senior Secured Credit Facilities). Currently, the minimum ratio is 1.75 to 1.0, with such minimum ratio varying between 1.75 and 1.0 to 1.50 to 1.0 for subsequent periods.

Failure to comply with either of these covenants would result in an event of default under our 2006 Senior Secured Credit Facilities unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our 2006 Senior Secured Credit Facilities and these covenants are material to us. As of December 31, 2010, we were in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA, as it impacts the applicable borrowing margin under our senior secured term loans due 2013. During periods when the ratio is less than 4.25 to 1.0, the applicable margin is 25 basis points lower than it would be otherwise. As of December 31, 2010, this ratio was less than 4.25 to 1.0.

Covenant earnings before interest, taxes, depreciation and amortization (“Covenant EBITDA”) is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior secured credit facilities. Covenant EBITDA is defined in our 2006 Senior Secured Credit Facilities as net income/(loss)

from continuing operations for TNC B.V., as adjusted for the items summarized in the table below. Covenant EBITDA is not a presentation made in accordance with GAAP, and our use of the term Covenant EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Covenant EBITDA should not be considered as an alternative to net income/(loss), operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Covenant EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The following is a reconciliation of TNC B.V.’s income from continuing operations, for the twelve months ended December 31, 2010, to Covenant EBITDA as defined above under our 2006 Senior Secured Credit Facilities:

Covenant EBITDA (unaudited)
(IN MILLIONS)	Twelve months ended December 31, 2010
Income from continuing operations	$153
Interest expense, net	655
Benefit for income taxes	(46)
Depreciation and amortization	558

EBITDA	1,320
Non-cash charges	18
Unusual or non-recurring items(1)	5
Restructuring charges and business optimization costs	79
Sponsor monitoring fees	12
Other(2)	6

Covenant EBITDA	$1,440

Credit Statistics:
Net debt, including TNC B.V. net debt(3)	$8,157
Less: Unsecured debenture loans	3,439
Less: Other unsecured net debt	5

Secured net debt	$4,713

Net debt, excluding $426 million (at December 31, 2010) of TNC B.V. net debt	$7,731
Ratio of secured net debt to Covenant EBITDA	3.27
Ratio of net debt (excluding net debt of TNC B.V.) to Covenant EBITDA	5.37
Consolidated interest expense, including TNC B.V. interest expense(4)	$492
Ratio of Covenant EBITDA to Consolidated Interest Expense, including TNC B.V. interest expense	2.93

(1)	Unusual or non-recurring items include (amounts in millions):

Twelve months ended December 31, 2010
Currency exchange rate differences on financial transactions and other losses, net	$(54)
Loss on derivative instruments	27
Duplicative running costs	16
U.S. listing costs/consulting fees	4
Other	12

Total	$5

(2)	These adjustments include the pro forma EBITDA impact of businesses that were acquired or divested during the last twelve months, loss on sale of fixed assets, dividends received from affiliates, equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(3)	Net debt, including net debt of TNC B.V., is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at December 31, 2010 excluding a contractual $10 million threshold and cash and cash equivalents of unrestricted subsidiaries of $7 million.

(4)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facilities as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees.

See “ – Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Related Parties

We recorded $12 million, $12 million and $11 million, respectively, in SG&A related to management fees payable to the Sponsors under advisory agreements, sponsor travel and consulting for the years ended December 31, 2010, 2009 and 2008, respectively. From the date of acquisition through December 31, 2010, we have paid $53 million in these fees to the Sponsors. In January 2011 in conjunction with our initial public offering of common stock, the Advisory Agreements with the Sponsors were terminated for a settlement amount of $102 million.

In May 2006, Luxco, our direct parent, executed a loan agreement with us for principal amount Euro 500 million in conjunction with the Acquisition. The loan accreted interest at 10% per annum and was payable annually at the request of Luxco or Nielsen. If interest was not paid at the end of each year, such interest was deemed capitalized. No interest was paid on this loan through December 31, 2008 and the corresponding carrying value at such date, including capitalized interest, was $892 million. In January 2009, the loan agreement was terminated and the underlying carrying value, including accrued interest, was capitalized by Luxco in exchange for 48,958,043 shares in our common stock. We recorded $3 million and $86 million in interest expense associated with this loan for the year ended December 31, 2009 and 2008, respectively.

We have periodically extended loans to Luxco to permit Luxco to pay certain operational expenses and to fund share repurchases. The full principal amount of and accrued interest on each such loan is payable at maturity, which is generally one year or less from incurrence. The rate of interest on these loans has ranged from 3.47% to 7.7%. At December 31, 2009, approximately $4 million of principal amount of loans to Luxco were outstanding. On September 30, 2010 and in conjunction with the special dividend declared to all of our existing stockholders, the approximately $5 million in outstanding loans from Luxco were settled.

A portion of the borrowings under our senior secured credit facility as well as certain of our senior debenture loans have been purchased by certain of the Sponsors in market transactions not involving us. Based on information made available to us, amounts held by the Sponsors and their affiliates were $599 million and $554 million as of December 31, 2010 and 2009, respectively. Interest expense associated with amounts held by the Sponsors and their affiliates approximated $29 million, $16 million and $22 million during the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, $564 million of the senior secured credit facilities and $35 million of senior debenture loans were held by the Sponsors and their affiliates. Of the $599 million of debt held by the Sponsors and their affiliates, Kohlberg Kravis Roberts & Co. and their affiliates held $258 million, The Blackstone Group and their affiliates held $204 million and The Carlyle Group and their affiliates held $137 million. The Sponsors, their subsidiaries, affiliates and controlling stockholders may, from time to time, depending on market conditions, seek to purchase debt securities issued by Nielsen or its subsidiaries or affiliates in open market or privately negotiated transactions or by other means. We make no undertaking to disclose any such transactions except as may be required by applicable laws and regulations.

Effective January 1, 2009, we entered into an employer health program arrangement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. Equity Healthcare is an affiliate of The Blackstone Group, one of our Sponsors.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2010, we had approximately 8,000 employees enrolled in our self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

Commitments and Contingencies

Outsourced Services Agreements

On February 19, 2008, we amended and restated our Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to us, during which ten year period (or if we exercise our renewal option, eleven year period) we have committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide us with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

In addition, in 2008, we entered into an agreement with TCS to outsource our global IT Infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage our infrastructure costs at an agreed upon level and to provide Nielsen’s infrastructure services globally for an annual service charge of $39 million per year, which applies towards the satisfaction of our aforementioned purchased services commitment with TCS of at least $1 billion over the term of the amended and restated MSA. The agreement is subject to earlier termination under certain limited conditions.

Other Contractual Obligations. Our other contractual obligations include capital lease obligations, facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal on debt and pension fund obligations.

At December 31, 2010, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $139 million of unrecognized tax benefits (which includes interest and penalties of $25 million) have been excluded from the contractual obligations table below. See Note 13 – Income Taxes – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2011	2012	2013	2014	2015	Thereafter
Capital lease obligations and other debt(a)	$212	$27	$19	$19	$15	$15	$117
Operating leases(b)	389	98	77	59	50	35	70
Other contractual obligations(c)	739	340	274	113	11	1	—
Long-term debt, including current portion(a)	6,728	78	136	1,791	227	27	4,469
Interest(d)	2,075	432	384	337	286	270	366
Pension fund obligations(e)	46	46	—	—	—	—	—

Total	$10,189	$1,021	$890	$2,319	$589	$348	$5,022

(a)	Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 10 – Long-Term Debt and Other Financing Arrangements – to our consolidated financial statements. Other debt includes bank overdrafts of $8 million due within one year. These amounts have been adjusted to reflect the subsequent events described in Note 19 – Subsequent Events. The $288 million of Mandatory Convertible Subordinated Bonds due February 1, 2013 has been excluded as these bonds will convert into shares of our common stock upon maturity and will not result in a cash payment of principal.

(b)	Our operating lease obligations are described in Note 15 – Commitments and Contingencies – to our consolidated financial statements.

(c)	Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy our obligations.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt. See Note 10 – Long-Term Debt and Other Financing Arrangements – to our consolidated financial statements. These amounts have been adjusted to reflect the subsequent events described in Note 19 – Subsequent Events. Interest payments associated with the $288 million of Mandatory Convertible Subordinated Bonds due February 1, 2013 have been included as it is assumed such payments will be made in cash.

(e)	Our contributions to pension and other post-retirement defined benefit plans were $30 million, $44 million and $49 million during 2010, 2009 and 2008, respectively. Future pension and other post-retirement benefits contributions are not determinable for time periods after 2011. See Note 9 – Pensions and Other Post-Retirement Benefits – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2010, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $20 million at December 31, 2010.

Legal Proceedings and Contingencies. In addition to the legal proceedings described below and in Note 15 – Commitments and Contingencies – to our audited consolidated financial statements included elsewhere in this Form 10-K, we are subject to litigation and other claims in the ordinary course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, we do expect that the ultimate disposition of these matters will not have a material adverse effect on our operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Sunbeam Television Corp. Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. On January 13, 2011 the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against Nielsen by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by Nielsen. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims.

Off-Balance Sheet Arrangements

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a revised standard for accounting for business combinations, which was effective for fiscal years beginning on or after December 15,

2008 and applies to all business combinations. The standard provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the prior step acquisition model was eliminated. Additionally, the standard changed prior practice, in part, as follows: (i) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, are generally accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements for accounting for costs associated with exit or disposal activities have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are recognized as adjustments to income tax expense rather than goodwill. We adopted the new standard effective January 1, 2009 and such adoption did not have a material impact on our consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued updates to its fair value measurement standards that require entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on our consolidated financial statements. In addition, effective January 1, 2009, we adopted the standard for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The required fair value disclosures are included in Note 7, “Fair Value Measurements.”

Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued an update that amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE and will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures. These updates are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on our consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued updates to its accounting standards pertaining to multiple-deliverable revenue arrangements requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have evaluated the impact of the revised accounting standard and do not believe it will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. Historically, in order to manage the volatility relating to these exposures, we entered into a variety of derivative financial instruments, mainly interest rate swaps, cross-currency swaps and forward rate agreements. Currently we only employ basic contracts, that is, without options, embedded or otherwise. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of our net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Rate Risk

We operate globally and we predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. We do not use derivative financial instruments for trading or speculative purposes.

The table below details the percentage of revenues and expenses by currency for the year ended December 31, 2010 and the year ended December 31, 2009:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2010
Revenues	52%	14%	34%
Operating costs	53%	14%	33%
Year ended December 31, 2009
Revenues	53%	16%	31%
Operating costs	59%	15%	26%

Based on the year ended December 31, 2010, a one cent change in the U.S. dollar/Euro exchange rate will impact revenues by approximately $7 million annually, with an immaterial impact on operating income.

We have operations in both our Buy and Watch segments in Venezuela and our functional currency for these operations is the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We have evaluated the new exchange rate system and have concluded that our local currency transactions will be denominated in U.S. dollars until Venezuela’s currency is deemed to be non hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction gains, net line item. In June 2010, a further revision to the currency exchange rate system was made and in December 2010, the government of Venezuela announced that it is eliminating the preferential exchange rate. Neither the impact of the hyperinflationary accounting or the subsequent changes to the exchange rate system had a material impact on our consolidated results of operations for the year ended December 31, 2010 nor are they expected to have an impact on our consolidated financial statements prospectively.

Effective July 1, 2010, we designated our Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of our net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to currency translation adjustment within stockholders’ equity, net of income tax. We recorded losses of $43 million (net of tax of $17 million) to currency translation adjustment during the second half of 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within our net income/(loss) during that period. Our net income/(loss) reflected foreign currency exchange gains of $96 million for the year ended December 31, 2010, losses of $21 million for the year ended December 31, 2009 and gains of $38 million for the year ended December 31, 2008 associated with these loans.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2010, we had $4,547 million in carrying value of floating-rate debt under our 2006 Senior Secured Credit Facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $45 million. In February 2009, we modified the reset interest rate underlying our $4,525 million senior secured term loan in order to achieve additional economic interest benefit and, as a result, all related floating-to-fixed interest rate swap derivative financial instruments became ineffective. All changes in fair value of the affected interest rate swaps are reflected as a component of derivative gains and losses within our consolidated statement of operations.

In October and November 2010, we entered into an aggregate of $1 billion notional amount of three-year forward interest rate swap agreements with starting dates of November 9, 2010. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.72%. The commencement date of the interest rate swaps coincides with the $1 billion notional amount of interest rate swaps that matured on November 9, 2010. Additionally, on November 1, 2010, we entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date of November 9, 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

On March 9, 2010, we entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of our variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

In February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount interest rate swap that matured on November 9, 2009. These derivative instruments have been designated as interest rate cash flow hedges.

Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with a minimum investment-grade or better credit rating. Our credit risk exposure is managed through the continuous monitoring of our exposures to such counterparties.

Item 8.	Financial Statements and Supplementary Data

Nielsen Holdings N.V.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and has performed an evaluation of the effectiveness of our internals control over financial reporting as of December 31, 2010, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2010.

The Company’s financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting. Their reports follow.

/s/ David L. Calhoun	/s/ Brian West
David L. Calhoun	Brian West
Chief Executive Officer	Chief Financial Officer

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board and Stockholders

Nielsen Holdings N.V.

We have audited Nielsen Holdings N.V.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nielsen Holdings N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nielsen Holdings N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nielsen Holdings N.V. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity and accumulated other comprehensive income/(loss) for each of the three years in the period ended December 31, 2010 of Nielsen Holdings N.V. and our report dated March 1, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board and Stockholders

Nielsen Holdings N.V.

We have audited the accompanying consolidated balance sheets of Nielsen Holdings N.V. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity and accumulated other comprehensive income/(loss) for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index to the Consolidated Financial Statements on page 73. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nielsen Holdings N.V. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nielsen Holdings N.V.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 1, 2011

Nielsen Holdings N.V.

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2010	2009	2008
Revenues	$5,126	$4,808	$4,806

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,129	2,023	2,057
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,648	1,523	1,616
Depreciation and amortization	558	557	499
Impairment of goodwill and intangible assets	—	527	96
Restructuring costs	61	62	118

Operating income	730	116	420

Interest income	5	7	17
Interest expense	(660)	(647)	(701)
Loss on derivative instruments	(27)	(60)	(15)
Foreign currency exchange transaction gains/(losses), net	136	(2)	20
Other expense, net	(81)	(17)	(12)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	103	(603)	(271)
Benefit/(provision) for income taxes	46	197	(36)
Equity in net income/(loss) of affiliates	5	(22)	(7)

Income/(loss) from continuing operations	154	(428)	(314)
Loss from discontinued operations, net of tax	(22)	(61)	(275)

Net income/(loss)	132	(489)	(589)
Net income attributable to noncontrolling interests	2	2	—

Net income/(loss) attributable to Nielsen stockholders	$130	$(491)	$(589)

Net income/(loss) per share of common stock, basic
Income/(loss) from continuing operations	$0.55	$(1.57)	$(1.39)
Discontinued operations, net of tax	(0.08)	(0.22)	(1.22)
Net income/(loss) attributable to Nielsen stockholders	$0.47	$(1.79)	$(2.61)
Net income/(loss) per share of common stock, diluted
Income/(loss) from continuing operations	$0.54	$(1.57)	$(1.39)
Discontinued operations, net of tax	(0.08)	(0.22)	(1.22)
Net income/(loss) attributable to Nielsen stockholders	$0.46	$(1.79)	$(2.61)

Weighted-average shares of common stock outstanding, basic	276,499,073	273,905,810	226,674,754
Dilutive shares of common stock	3,153,513	—	—
Weighted-average shares of common stock outstanding, diluted	279,652,586	273,905,810	226,674,754

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2010	2009
Assets:
Current assets
Cash and cash equivalents	$421	$514
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $31 as of both December 31, 2010 and 2009, respectively	1,014	937
Prepaid expenses and other current assets	219	195

Total current assets	1,654	1,646
Non-current assets
Property, plant and equipment, net	599	593
Goodwill	7,096	7,056
Other intangible assets, net	4,607	4,757
Deferred tax assets	61	50
Other non-current assets	412	498

Total assets	$14,429	$14,600

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$962	$1,000
Deferred revenues	452	435
Income tax liabilities	99	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	94	107

Total current liabilities	1,607	1,624
Non-current liabilities
Long-term debt and capital lease obligations	8,464	8,548
Deferred tax liabilities	942	1,065
Other non-current liabilities	520	551

Total liabilities	11,533	11,788

Commitments and contingencies (Note 15)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,000,000,000 and 1,250,000,000 shares authorized, 276,997,921 and 276,629,662 and shares issued and 276,059,333 and 276,156,839 shares outstanding at December 31, 2010 and 2009, respectively	22	22
Additional paid-in capital	4,570	4,563
Accumulated deficit	(1,609)	(1,739)
Accumulated other comprehensive loss, net of income taxes	(96)	(48)

Total Nielsen stockholders’ equity	2,887	2,798
Noncontrolling interests	9	14

Total equity	2,896	2,812

Total liabilities and equity	$14,429	$14,600

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Operating Activities
Net income/(loss)	$132	$(489)	$(589)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation expense	18	14	18
Loss/(gain) on sale of discontinued operations, net of tax	5	14	(19)
Deferred income taxes	(183)	(304)	(126)
Currency exchange rate differences on financial transactions and other (gains)/losses	(55)	23	(6)
Loss on derivative instruments	27	60	15
Equity in net income/(loss) from affiliates, net of dividends received	6	33	18
Depreciation and amortization	558	562	504
Impairment of goodwill and intangible assets	—	582	432
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(77)	39	(66)
Prepaid expenses and other current assets	(18)	(20)	(9)
Accounts payable and other current liabilities and deferred revenues	10	(96)	(129)
Other non-current liabilities	(8)	(4)	2
Interest receivable	—	—	4
Interest payable	129	152	229
Income taxes payable	(1)	(49)	39

Net cash provided by operating activities	543	517	317

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(55)	(50)	(238)
Proceeds from sale of subsidiaries and affiliates, net	17	84	23
Additions to property, plant and equipment and other assets	(178)	(139)	(224)
Additions to intangible assets	(156)	(143)	(146)
Other investing activities	7	21	(6)

Net cash used in investing activities	(365)	(227)	(591)

Financing Activities
Net (repayments)/borrowings from revolving credit facility	—	(295)	285
Proceeds from issuances of debt, net of issuance costs	1,065	1,223	217
Repayment of debt	(1,226)	(976)	(50)
Decrease in other short-term borrowings	(6)	(50)	(13)
Cash dividends paid to stockholders	(2)	—	—
Stock activity of subsidiaries, net	—	(3)	(2)
Squeeze out of TNC B.V. shares	—	—	(65)
Activity under stock plans	(10)	(1)	7
Settlement of derivatives and other financing activities	(84)	(169)	(12)

Net cash (used in)/provided by financing activities	(263)	(271)	367

Effect of exchange-rate changes on cash and cash equivalents	(8)	28	(28)

Net (decrease)/increase in cash and cash equivalents	(93)	47	65

Cash and cash equivalents at beginning of period	514	467	402

Cash and cash equivalents at end of period	$421	$514	$467

Supplemental Cash Flow Information
Cash paid for income taxes	$(129)	$(139)	$(91)
Cash paid for interest, net of amounts capitalized	$(531)	$(495)	$(494)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income/(Loss)

(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net				Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
				Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain/ (Loss) on Cash Flow Hedges	Post Employment Adjustments
Balance, December 31, 2007	$18	$3,671	$(659)	$225	$(4)	$(42)	$39	$3,248	$4	$3,252

Comprehensive income/(loss):
Net loss			(589)					(589)		(589)
Other comprehensive income:
Currency translation adjustments, net of tax of $11				(514)				(514)	1	(513)
Unrealized loss on pension liability, net of tax of $49							(143)	(143)		(143)
Realized loss on available-for-sale securities					4			4		4
Cash flow hedges, net of tax of $29						(39)		(39)		(39)

Total other comprehensive loss								(692)	1	(691)

Total comprehensive loss								(1,281)	1	(1,280)
Noncontrolling interests acquired in business combination									11	11
Common stock issuances		10						10		10
Common stock repurchases		(2)						(2)		(2)
Activity under stock plans		(1)						(1)		(1)
Stock options issued in business acquisitions		1						1		1
Stock-based compensation expense		18						18		18

Balance, December 31, 2008	$18	$3,697	$(1,248)	$(289)	$—	$(81)	$(104)	$1,993	$16	$2,009

(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net			Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
				Currency Translation Adjustments	Net Unrealized Gain/ (Loss) on Cash Flow Hedges	Post Employment Adjustments
Balance, December 31, 2008	$18	$3,697	$(1,248)	$(289)	$(81)	$(104)	$1,993	$16	$2,009

Comprehensive income/(loss):
Net loss			(491)				(491)	2	(489)
Other comprehensive income:
Currency translation adjustments, net of tax of $2				369			369	1	370
Unrealized gain on pension liability, net of tax						23	23		23
Cash flow hedges, net of tax of $33					34		34		34

Total other comprehensive income							426	1	427

Total comprehensive (loss)/income							(65)	3	(62)
Noncontrolling interests acquired in business combination								(2)	(2)
Dividends paid to noncontrolling interests								(3)	(3)
Luxco term loan capital contribution	4	855					859		859
Common stock issuances		4					4		4
Common stock repurchases		(5)					(5)		(5)
Stock-based compensation expense		12					12		12

Balance, December 31, 2009	$22	$4,563	$(1,739)	$80	$(47)	$(81)	$2,798	$14	$2,812

(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net			Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
				Currency Translation Adjustments	Net Unrealized Gain/ (Loss) on Cash Flow Hedges	Post Employment Adjustments
Balance, December 31, 2009	$22	$4,563	$(1,739)	$80	$(47)	$(81)	$2,798	$14	$2,812

Comprehensive income:
Net income			130				130	2	132
Other comprehensive loss:
Currency translation adjustments, net of tax of $17				(40)			(40)		(40)
Unrealized loss on pension liability, net of tax of $10						(40)	(40)		(40)
Cash flow hedges, net of tax of $20					32		32		32

Total other comprehensive loss							(48)	—	(48)

Total comprehensive income							82	2	84
Dividends paid to stockholders		(7)					(7)		(7)
Dividends paid to noncontrolling interests								(3)	(3)
Shares of common stock issued in business combinations		11					11		11
Acquisition of noncontrolling interest in consolidated subsidiaries, net		(4)					(4)	(4)	(8)
Common stock issuances		2					2		2
Common stock repurchases		(8)					(8)		(8)
Common stock option redemptions		(4)					(4)		(4)
Stock-based compensation expense		17					17		17

Balance, December 31, 2010	$22	$4,570	$(1,609)	$40	$(15)	$(121)	$2,887	$9	$2,896

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

On May 17, 2006, Nielsen Holdings N.V. (the “Company” or “Nielsen”), formerly known as Valcon Acquisition Holding B.V. and Nielsen Holdings B.V., was formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, and with subsequent investor Centerview Partners, the “Sponsors”) as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). On May 24, 2006, The Nielsen Company B.V. (“TNC B.V.”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of the Company (herein referred to as the “Valcon Acquisition”). Valcon’s cumulative purchases totaled 99.4% of TNC B.V.’s outstanding common stock as of December 31, 2007. In May 2008, Valcon acquired the remaining TNC B.V. common stock through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore currently holds 100% of the TNC B.V.’s outstanding common stock. As part of the Valcon Acquisition, Valcon also acquired all of the 7% preference stock of TNC B.V. Valcon also acquired 100% of TNC B.V.’s preferred B shares which were subsequently canceled during 2006. TNC B.V.’s common and preferred stock shares delisted from the NYSE Euronext on July 11, 2006.

Nielsen, together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into three reporting segments: What Consumers Buy (“Buy”), What Consumers Watch (“Watch”) and Expositions. Nielsen has a presence in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. See Note 16 to the consolidated financial statements “Segments” for a discussion of the Company’s reporting segments.

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company’s consolidated statements of cash flows do not reflect the presentation of the Publications operating segment as a discontinued operation. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements “Business Divestitures.” The Company has evaluated events occurring subsequent to December 31, 2010 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Consolidation

The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Noncontrolling interests in subsidiaries are reported as a component of equity in the consolidated financial statements with disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to Nielsen stockholders and to the noncontrolling interests. The equity method of accounting is used for investments in affiliates and joint ventures where Nielsen has significant influence but not control, usually supported by a shareholding of between 20% and 50% of the voting rights. Investments in which Nielsen owns less than 20% are accounted for either as available-for-sale securities if the shares are publicly traded or as cost method investments. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Foreign Currency Translation

Nielsen has significant investments outside the United States, primarily in the Euro-zone and the United Kingdom. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period-end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenues, expenses and cash flows. For these countries, currency translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss), whereas transaction gains and losses are recognized in foreign exchange transaction gains/(losses), net.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Investments

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. Nielsen determined that the decline in value of an investment in a publicly listed company and accounted for as an available-for-sale security was other than temporary and therefore recognized losses of $4 million and $12 million as a component of other (expense)/income in the consolidated financial statements as of December 31, 2009 and 2008, respectively. Nielsen sold the investment during 2010 and no significant gains or losses were recognized for the year ended December 31, 2010.

Financial Instruments

Nielsen’s financial instruments include cash and cash equivalents, investments, long-term debt and derivative financial instruments. These financial instruments potentially subject Nielsen to concentrations of credit risk. To minimize the risk of credit loss, these financial instruments are primarily held with acknowledged financial institutions. The carrying value of Nielsen’s financial instruments approximate fair value, except for differences with respect to long-term, fixed and variable-rate debt and certain differences relating to investments accounted for at cost. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Cash equivalents have original maturities of three months or less.

In addition, the Company has accounts receivable that are not collateralized. The Buy and Watch segments service high quality clients dispersed across many geographic areas and the customer base within the Expositions segment consists of a large number of diverse customers. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts.

Derivative Financial Instruments

Nielsen uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. Nielsen documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions as well as the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis.

Nielsen recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, Nielsen recognizes the changes in fair value of these instruments in other comprehensive income.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any.

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Nielsen has designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of the Company’s formal budget and business plan review. Nielsen reviews the recoverability of its goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and generally defines such reporting units at its operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis and a market-based approach.

A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Nielsen also uses a market-based approach in estimating the fair value of its reporting units. The market-based approach utilizes available market comparisons such as indicative industry multiples that are applied to current year revenue and earnings as well as recent comparable transactions.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.

As discussed further below (See Note 5, “Goodwill and Other Intangible Assets”) there was no impairment noted in 2010 with respect to either the Company’s goodwill or indefinite-lived intangible assets. Nielsen’s operating results for the year ended December 31, 2009 and 2008 include aggregate goodwill impairment charges of $282 and $96 million, respectively. The Company also recorded goodwill impairment charges of $55 million and $336 million for the years ended December 31, 2009 and 2008, respectively, relating to its Publications operating segment, which has been accounted for as a discontinued operation. There was no impairment noted in 2009 and 2008 with respect to the Company’s indefinite-lived intangible assets.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Software and Other Amortized Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually:

		Weighted Average
Trade names and trademarks (with finite lives)	5 - 20 years	18
Customer-related intangibles	6 - 25 years	22
Covenants-not-to-compete	2 - 7 years	5
Computer software	3 - 7 years	4
Patents and other	3 - 10 years	5

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset and are amortized over the estimated useful life.

Research and Development Costs

Research and development costs, which were not material for any periods presented, are expensed as incurred.

Property, Plant and Equipment

Property, plant and equipment are carried at historical cost less accumulated depreciation and impairment losses. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of 25 to 50 years for buildings and related leasehold improvements and 3 to 10 years for equipment, which includes computer hardware, metering equipment and office furniture.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets held and used by Nielsen, including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Nielsen evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. No impairment indicators were noted by the Company during 2010. In 2009 the Company determined that the carrying amounts of certain customer related intangible assets within its Watch and Expositions segments were not recoverable and therefore recorded an impairment charge of $245 million.

Revenue Recognition

Nielsen recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or information has been delivered, the fee is fixed or determinable and the collectibility of the related revenue is reasonably assured.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

A significant portion of the Company’s revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, internet and mobile audiences) services. The Company generally recognizes revenue from the sale of services based upon fair value as the services are performed, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. Substantially all of the Company’s customer contracts are non-cancellable and non-refundable.

The Company’s revenue arrangements may include multiple deliverables and in these arrangements, the individual deliverables within the contract are separated and recognized upon delivery based upon their fair values relative to the total contract value, to the extent that the fair values are readily determinable and the deliverables have stand-alone value to the customer. In certain cases, software is included as part of these arrangements to allow Nielsen’s customers to supplementally view delivered information and is provided for the term of the arrangement and is not significant to the marketing effort and is not sold separately. Accordingly, software provided to Nielsen’s customers is considered to be incidental to the arrangements and is not recognized as a separate element.

A discussion of Nielsen’s revenue recognition policies, by segment, follows:

Buy

Revenue from the Buy segment, primarily from retail measurement services and consumer panel services, is recognized on a straight-line basis over the period during which the services are performed and information is delivered to the customer.

The Company provides insights and solutions to customers through analytical studies that are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered to the customer.

Watch

Revenue from the Watch segment is primarily generated from television, internet and mobile measurement services and is recognized on a straight-line basis over the contract period, as the service is delivered to the customer.

Expositions

Revenue and certain costs within the Expositions segment are recognized upon completion of each event.

Discontinued Operations

Revenue for publications, sold in single copies via newsstands and/or dealers, is recognized in the month in which the magazine goes on sale. Revenue from printed circulation and advertisements included therein is recognized on the date it is available to the consumer. Revenue from electronic circulation and advertising is recognized over the period during which both are electronically available. The unearned portion of paid magazine subscriptions is deferred and recognized on a straight-line basis with monthly amounts recognized on the magazines’ cover dates.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Deferred Costs

Incremental direct costs incurred related to establishing an electronic metered sample/panel in a market, are deferred. Deferred metered market assets are amortized over the original contract period, generally five years, beginning when the electronic metered sample/panel is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the Consolidated Statements of Operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with Nielsen’s exhibitions, and marketing/media research services and products. Advertising and marketing costs totaled $20 million, $18 million and $54 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the Consolidated Statements of Operations; however, no expense is recognized for options that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $18 million, $14 million and $18 million of expense associated with stock-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively.

Computation of Net Income per Share

Basic net income or loss per share is computed using the weighted-average number of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock primarily consist of employee stock options and restricted stock. For the years ended December 31, 2010, 2009 and 2008, 2,840,615, 2,701,638 and 2,683,910 potential shares of common stock, respectively, were excluded from the calculation as the inclusion of such stock would have had an anti-dilutive effect on the net income or loss per share for those periods. Employee stock options, restricted stock and similar equity instruments granted by the Company are treated as potential common stock outstanding in computing diluted earnings per share. Diluted stock outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase stock.

Income Taxes

Nielsen provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the Consolidated Statements of Operations as an adjustment to income tax expense in the period that includes the enactment date.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 13, “Income Taxes” for further discussion of income taxes.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income/(Loss) and consists of net income or loss and other gains and losses affecting equity that are excluded from net income or loss.

2. Summary of Recent Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a revised standard for accounting for business combinations, which was effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. The standard provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the prior step acquisition model was eliminated. Additionally, the standard changed prior practice, in part, as follows: (i) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, are generally accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements for accounting for costs associated with exit or disposal activities have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are recognized as adjustments to income tax expense rather than goodwill. The Company adopted the new standard effective January 1, 2009 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued updates to its fair value measurement standards that require entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on the Company’s consolidated financial statements. In addition, effective January 1, 2009, the Company adopted the standard for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The required fair value disclosures are included in Note 7, “Fair Value Measurements.”

Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued an update that amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE and will also require assessments at each

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures. These updates are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued updates to its accounting standards pertaining to multiple-deliverable revenue arrangements requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has evaluated the impact of the revised accounting standard and does not believe it will have a material impact on its consolidated financial statements.

3. Business Acquisitions

For the year ended December 31, 2010, Nielsen paid cash consideration of $55 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $20 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2009, Nielsen paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $25 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity. Had the current period acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would not have been material.

On December 19, 2008, the Company completed the purchase of the remaining 50% interest in AGB Nielsen Media Research (“AGBNMR”), a leading international television audience media measurement business, from WPP Group plc (“WPP”). With full ownership of AGBNMR, the Company is able to better leverage its global media product portfolio. In exchange for the remaining 50% interest in AGBNMR, the Company transferred business assets and ownership interests transferred with an aggregate fair value of $72 million. No material gain or loss was recorded on the business assets and ownerships transferred. The Company’s valuation of purchase price resulted in an allocation to intangible assets of $29 million and to goodwill of $36 million. The Company also reclassified $108 million from investment in affiliates to goodwill. In connection with the transaction, the Company allocated $57 million of goodwill and intangible assets to the business assets and ownership interests transferred based on the relative fair value of the corresponding reporting unit. Net cash acquired in this transaction was $23 million.

On May 15, 2008, the Company completed the acquisition of IAG Research, Inc (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands the Company’s television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. The Company’s valuation of the purchase price resulted in an allocation to identifiable intangible assets of $78 million and an allocation to goodwill of $147 million, net of tax adjustments.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2008, Nielsen paid cash consideration of $39 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions and as of December 31, 2008, Nielsen has recorded deferred consideration of $12 million, which was subsequently paid in January 2009. Had the AGBNMR, IAG and other acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Business Divestitures

During the year ended December 31, 2010, Nielsen received net cash proceeds of $17 million associated with business divestitures, including the sale of its box-office tracking business as well as the remaining properties within the Publications operating segment discussed within discontinued operations below.

During the year ended December 31, 2009, the Company received $84 million in net proceeds associated with business divestitures, primarily associated with the sale of its media properties within the Publications operating segment. The Company’s consolidated financial statements reflect the Publications operating segment as a discontinued operation (discussed further below). The impact of the remaining divestiture transactions on Nielsen’s consolidated results of operations was not material.

During the year ended December 31, 2008, the Company received $23 million in net proceeds primarily associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these divestitures on Nielsen’s consolidated statement of operations was not material for all periods presented.

Discontinued Operations

In December 2009, the Company substantially completed its planned exit of the Publications operating segment through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The transaction resulted in a loss of approximately $14 million, net of taxes of $3 million. The net loss included $10 million of liabilities for certain obligations associated with transition services that were contractually retained by Nielsen. Nielsen has completed the exit of the remaining properties.

In October 2010, the Company reached an agreement with the plaintiff in a lawsuit associated with its former Publications operating segment for a $12 million cash settlement, which was paid on October 26, 2010. The Company recorded a $7 million charge (net of tax of $5 million) associated with this settlement, which has been reported as a component of discontinued operations for the year ended December 31, 2010.

Summarized results of operations for discontinued operations are as follows:

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Revenues	$8	$132	$206
Goodwill impairment charges	—	55	336
Operating loss	(26)	(66)	(303)
Loss from operations before income taxes	(26)	(77)	(325)
Benefit for income taxes	9	28	31

Loss from operations	(17)	(49)	(294)
(Loss)/gain on sale, net of tax(1)	(5)	(12)	19

Loss from discontinued operations	$(22)	$(61)	$(275)

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(1)	(Loss)/gain on sale, net of tax of $5 million (net of a tax benefit of $3 million) for the year ended December 31, 2010 includes the net loss on the sale of the remaining Publications properties. The amount for the year ended December 31, 2009 includes a loss of $14 million (net of a tax benefit of $3 million) as well as a gain of $2 million associated with the expiration of certain contingencies related to prior discontinued operations. The amount for the year ended December 31, 2008 primarily relates to the settlement of tax contingencies associated with the sale of Nielsen’s Directories segment to World Directories.

Nielsen allocated interest to discontinued operations based upon interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. No interest was allocated to discontinued operations for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008 interest expense of $8 million and $22 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s Consolidated Statements of Cash Flows:

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Net cash (used in)/provided by operating activities	$(17)	$5	$31
Net cash used in investing activities	—	(1)	(3)
Net cash used in financing activities	—	—	—

	$(17)	$4	$28

5. Goodwill and Other Intangible Assets

The Company’s 2010 annual assessment did not result in any indicators of impairment for any of its underlying reporting units.

The Company’s 2009 impairment assessments resulted in the recognition of a non-cash goodwill impairment charge of $282 million and a non-cash customer-related intangible asset impairment charge of $245 million relating to the affected reporting units during the third quarter of 2009. A deferred tax benefit of $103 million was recognized during the period as a result of these impairment charges.

Nielsen’s 2008 annual assessment resulted in the recognition of a non-cash goodwill impairment charge of $96 million within its Watch segment. A deferred tax benefit of $7 million was recognized as a result of the impairment charge.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2009, respectively.

(IN MILLIONS)	What Consumers Buy	What Consumers Watch	Expositions	Total
Balance December 31, 2008	$2,851	3,704	630	7,185
Acquisitions, divestitures and purchase price adjustments	9	4	(17)	(4)
Impairments	—	(280)	(57)	(337)
Effect of foreign currency translation	206	6	—	212

Balance December 31, 2009	$3,066	$3,434	$556	$7,056
Acquisitions, divestitures and purchase price adjustments	2	8	4	14
Effect of foreign currency translation	36	(10)	—	26

Balance December 31, 2010	$3,104	$3,432	$560	$7,096

Cumulative impairments	$—	$376	$2	$378

For the years ended December 31, 2009 and 2008, the Company also incurred impairment charges of $55 million and $336 million, respectively, relating to the Publications reporting unit, which has been accounted for as a discontinued operation.

At December 31, 2010, $199 million of goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,949	$—	$—

Amortized intangibles:
Trade names and trademarks	$110	$112	$(29)	$(22)
Customer-related intangibles	2,789	2,747	(617)	(480)
Covenants-not-to-compete	22	21	(20)	(15)
Computer software	952	826	(551)	(421)
Patents and other	64	63	(34)	(23)

Total	$3,937	$3,769	$(1,251)	$(961)

The amortization expense for the years ended December 31, 2010, 2009 and 2008 was $319 million, $335 million and $302 million, respectively.

Certain of the trade names associated with Nielsen are deemed indefinite-lived intangible assets, as their associated Nielsen brand awareness and recognition has existed for over 50 years and the Company intends to continue to utilize these trade names. There are also no legal, regulatory, contractual, competitive, economic or other factors that may limit their estimated useful lives. Nielsen reconsiders the remaining estimated useful life of indefinite-lived intangible assets each reporting period.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2011	$302
2012	262
2013	220
2014	177
2015	161
Thereafter	1,564

Total	$2,686

6. Property, Plant and Equipment

(IN MILLIONS)	December 31, 2010	December 31, 2009
Land and buildings	$353	$343
Information and communication equipment	647	540
Furniture, equipment and other	161	157

	1,161	1,040
Less accumulated depreciation and amortization	(562)	(447)

	$599	$593

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $168 million, $158 million and $139 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $7 million, $6 million and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The net book value of assets under capital leases and other financing obligations was $153 million and $160 million as of December 31, 2010 and 2009, respectively. Capital leases and other financing obligations are comprised primarily of buildings.

7. Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

There are three levels of inputs that may be used to measure fair value:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable and may not be corroborated by market data.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

(IN MILLIONS)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	19	19	—	—
Interest rate swap arrangements(4)	16	—	16	—

Total	$37	$21	$16	$—

Liabilities:
Interest rate swap arrangements(4)	$60	$—	$60	$—
Deferred compensation liabilities(5)	19	19	—	—

Total	$79	$19	$60	$—

(IN MILLIONS)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	16	16	—	—
Investments in equity securities(3)	6	6	—	—

Total	$24	$24	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$117	$—	$117	$—
Deferred compensation liabilities(5)	16	16	—	—

Total	$133	$16	$117	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net.

(3)	Investments in equity securities are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded net of tax as a component of accumulated other comprehensive income/loss until realized.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.

(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

Derivative Financial Instruments

Nielsen uses interest rate swap derivative instruments principally to manage the risk that changes in interest rates will affect the cash flows of its underlying debt obligations.

To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. Nielsen documents the relationship between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions as well as the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis. Nielsen recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, Nielsen recognizes the changes in fair value of these instruments in accumulated other comprehensive income/loss.

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 10 “Long-term Debt and Other Financing Arrangements” for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2010, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. These interest rate swaps have various maturity

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

dates through November 2014. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/loss and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

In October and November 2010, the Company entered into an aggregate of $1 billion notional amount of three-year forward interest rate swap agreements with starting dates of November 9, 2010. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.72%. The commencement date of the interest rate swaps coincides with the $1 billion notional amount of interest rate swaps that matured on November 9, 2010. Additionally, on November 1, 2010 the Company entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date of November 9, 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

On March 9, 2010, Nielsen entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of the Company’s variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

In February 2009, Nielsen entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of the Company’s variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount interest rate swap that matured on November 9, 2009. These derivative instruments have been designated as interest rate cash flow hedges.

In February 2009, Nielsen modified the reset interest rate underlying its $4,525 million senior secured term loan and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became ineffective. Cumulative losses deferred as a component of accumulated other comprehensive loss will be recognized in interest expense over the remaining term of the senior secured term loan being hedged. Beginning in February 2009, Nielsen began recording all changes in fair value of the floating-to-fixed interest rate swaps currently in earnings as a component of loss on derivative instruments.

Nielsen expects to recognize approximately $37 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As of December 31, 2010 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2012	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	March 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	November 2014	US Dollar
Interest rate swaps not designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$800,000,000	November 2011	US Dollar

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Foreign Currency Risk

Nielsen has managed its exposure to changes in foreign currency exchange rates attributable to certain of its long-term debt through the use of foreign currency swap derivative instruments. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive loss and recognized contemporaneously with the earnings effects of the hedged item.

Nielsen held a foreign currency swap, which had been designated as a foreign currency cash flow hedge, maturing in May 2010 to hedge its exposure to foreign currency exchange rate movements on its GBP 250 million outstanding 5.625% EMTN debenture notes. In March 2009, the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes through a tender offer and unwound a portion of the existing swap. Subsequent to the March 2009 tender offer, a notional amount of GBP 149 million with a fixed interest rate of 5.625% had been swapped to a notional amount of €227 million with a fixed interest rate of 4.033%. The swap was fully terminated in June 2009 in conjunction with the Company’s completion of a tender offer for these remaining outstanding debenture notes.

During the year ended December 31, 2007, Nielsen entered into a cross-currency swap maturing February 2010 to convert part of its Euro-denominated external debt to U.S. Dollar-denominated debt. With this transaction a notional amount of €200 million with a 3-month EURIBOR based interest rate was swapped to a notional amount of $259 million with an interest rate based on 3-month USD-LIBOR minus a spread. No hedge designation had been made for this swap. In March 2009, Nielsen terminated a foreign currency swap, which converted a portion of its Euro-denominated external debt to U.S. Dollar-denominated debt and had an original maturity in February 2010. Nielsen received a cash settlement of approximately $2 million associated with this termination.

During the years ended December 31, 2008 and 2007, Nielsen entered into several foreign currency forward contracts with notional amounts aggregating $33 million and $83 million, respectively, to hedge exposure to fluctuations in various currencies. These contracts expired ratably during the periods presented. The Company terminated all existing contracts during the first quarter of 2009. Since no hedge designation was made for these currency exchange contracts, Nielsen recorded a net loss of $5 million for the year ended December 31, 2009 and a net gain of $2 million for the year ended December 31, 2008, based on quoted market prices, for contracts with similar terms and maturity dates.

In conjunction with the Company’s December 2010 redemption of all €150 million principal amount of its 9% Senior Notes due 2014, in October 2010, Nielsen entered into a foreign currency forward contract to purchase approximately €162 million and deliver an amount of US Dollars in November 2010 at a fixed exchange rate. The transaction resulted in a loss of approximately $9 million during the fourth quarter of 2010. The transaction was not designated as a foreign currency cash flow hedge.

See Note 10 “Long-term Debt and Other Financing Arrangements” for more information on the 2010 and 2009 long-term debt transactions referenced in this note.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010			December 31, 2009
(IN MILLIONS)	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$16	$—	$23	$—	$9

Total derivatives designated as hedging instruments	$16	$—	$23	$—	$9

Derivatives not designated as hedging instruments
Interest rate swaps	$—	$37	$—	$48	$60

Total derivatives not designated as hedging instruments	$—	$37	$—	$48	$60

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2010, 2009 and 2008 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion) December 31,			Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) December 31,			Amount of Gain/ (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) December 31,
	2010	2009	2008		2010	2009	2008	2010	2009	2008
Interest rate swaps	$(12)	$(27)	$125	Interest expense	$(14)	$(26)	$52	$(50)	$(80)	$2
Foreign currency swap	—	23	86	Foreign currency exchange transaction gains/(losses), net	—	28	100	—	—	—

Total	$(12)	$(4)	$211		$(14)	$2	$152	$(50)	$(80)	$2

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the years ended December 31, 2010, 2009 and 2008 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives For the Years Ended December 31,
		2010	2009	2008
Interest rate swaps	(Loss)/gain on derivative instruments	$(18)	$(36)	$(4)
Foreign currency swaps	(Loss)/gain on derivative instruments	—	(19)	(13)
Foreign currency forward contracts	(Loss)/gain on derivative instruments	(9)	(5)	2

Total		$(27)	$(60)	$(15)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The Company’s equity method investments, cost method investments, and non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The Company did not measure any material non-financial assets or liabilities at fair value during the year ended December 31, 2010. The following table summarizes the valuation of the Company’s material non-financial assets previously measured at fair value on a nonrecurring basis as of December 31, 2009 as a result of impairment indicators:

(IN MILLIONS)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total impairment losses
Goodwill(1)	$7,056	$—	$—	$7,056	$378
Customer-related intangibles	2,267	—	—	2,267	245
Equity method investments(2)	82	—	—	82	44

Total	$9,405	$—	$—	$9,405	$667

(1)	Total impairment losses exclude $391 million attributable to the Company’s Publications operating segment, which has been accounted for as a discontinued operation. See Note 4 “Business Divestitures” for more information.

(2)	Total impairment losses associated with equity method investments were recorded as a component of equity in net loss of affiliates, net of tax, within the consolidated statements of operations. See Note 14 “Investments in Affiliates and Related Party Transactions” for more information.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

8. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other Productivity Initiatives and Legacy Programs	Total
Balance at December 31, 2007	$95	$4	99

Charges	118	—	118
Payments	(105)	(1)	(106)
Non-cash charges and other adjustments	(10)	—	(10)
Effect of foreign currency translation	(3)	(1)	(4)

Balance at December 31, 2008	95	2	97

Charges	33	29	62
Payments	(84)	(1)	(85)
Non-cash charges and other adjustments	1	(1)	—
Effect of foreign currency translation	1	—	1

Balance at December 31, 2009	46	29	75

Charges	(9)	70	61
Payments	(37)	(33)	(70)
Non-cash charges and other adjustments	3	(1)	2
Effect of foreign currency translation	(1)	(2)	(3)

Balance at December 31, 2010	$2	$63	$65

Of the $65 million in remaining liabilities for restructuring actions, $56 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2010.

Transformation Initiative

In December 2006, Nielsen announced its intention to expand current cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company continues to execute cost-reduction programs by streamlining and centralizing corporate, operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding, outsourcing or off shoring certain other operational and production processes. The Transformation Initiative has been substantially completed in all respects as of December 31, 2010.

Nielsen recorded net credits of $9 million for the year ended December 31, 2010 associated with adjustments to previously established liabilities for employee severance and other benefits.

Nielsen recorded $33 million in restructuring charges for the year ended December 31, 2009. The charges primarily related to severance costs.

Nielsen recorded $118 million in restructuring charges for the year ended December 31, 2008. The charges included severance costs as well as $24 million of contractual termination costs and asset write-offs.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Other Productivity Initiatives and Legacy Programs

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs directed towards achieving increased productivity in future periods primarily through targeted employee terminations.

The Company recorded $70 million in restructuring charges associated with these initiatives during the year ended December 31, 2010. Of these amounts, approximately $11 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

The Company recorded $29 million in restructuring charges associated with these initiatives during 2009. The charges included severance costs of $22 million, primarily in Europe as well as $7 million of contractual termination costs and asset write-offs.

9. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans for some of its employees in the Netherlands, the United States and other international locations.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

A summary of the activity for Nielsen’s defined benefit pension plans follows:

	Pension Benefits Year ended December 31, 2010
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$580	$248	$467	$1,295
Service cost	4	—	10	14
Interest cost	29	15	25	69
Plan participants’ contributions	1	—	2	3
Actuarial losses	59	13	44	116
Benefits paid	(33)	(9)	(19)	(61)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(2)	(2)
Settlements	—	—	(1)	(1)
Effect of foreign currency translation	(44)	—	(7)	(51)

Benefit obligation at end of period	594	267	517	1,378

Change in plan assets
Fair value of plan assets at beginning of period	656	188	362	1,206
Actual return on plan assets	63	21	37	121
Employer contributions	4	4	21	29
Plan participants’ contributions	1	—	2	3
Benefits paid	(33)	(9)	(19)	(61)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(1)	(1)
Insurance	24	—	—	24
Effect of foreign currency translation	(50)	—	(4)	(54)

Fair value of plan assets at end of period	663	204	396	1,263

Funded status	$69	$(63)	$(121)	$(115)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$69	$—	$8	$77
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	—	(63)	(127)	(190)

Net amount recognized	$69	$(63)	$(121)	$(115)

Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net loss	$4	$9	$35	$48
Impact of Curtailments/Settlements	1	—	—	1

Total recognized in other comprehensive income/(loss)	$5	$9	$35	$49

Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$64	$62	$42	$168

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

	Pension Benefits Year ended December 31, 2009
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$548	$240	$399	$1,187
Service cost	3	—	9	12
Interest cost	31	14	24	69
Plan participants’ contributions	1	—	2	3
Actuarial losses	19	3	32	54
Benefits paid	(37)	(8)	(21)	(66)
Expenses paid	(1)	—	(1)	(2)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(1)	(1)
Settlements	—	(1)	(8)	(9)
Effect of foreign currency translation	16		33	49

Benefit obligation at end of period	580	248	467	1,295

Change in plan assets
Fair value of plan assets at beginning of period	588	151	292	1,031
Actual return on plan assets	82	27	51	160
Employer contributions	3	19	21	43
Plan participants’ contributions	1	—	2	3
Benefits paid	(37)	(8)	(21)	(66)
Expenses paid	(1)	—	(1)	(2)
Premiums paid	—	—	(1)	(1)
Settlements	—	(1)	(8)	(9)
Effect of foreign currency translation	20	—	27	47

Fair value of plan assets at end of period	656	188	362	1,206

Funded status	$76	$(60)	$(105)	$(89)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$76	$—	$5	$81
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	—	(60)	(108)	(168)

Net amount recognized	$76	$(60)	$(105)	$(89)

Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (income)/loss	$(24)	$(6)	$5	$(25)
Impact of Curtailments/Settlements	1	—	3	4

Total recognized in other comprehensive income/(loss)	$(23)	$(6)	$8	$(21)

Amounts not yet recognized in net periodic benefit cost and income in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$59	$53	$7	$119

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The total accumulated benefit obligation and minimum liability changes for all defined benefit plans were as follows:

(IN MILLIONS)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Accumulated benefit obligation.	$1,318	$1,241	$1,148

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2010
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$267	$389	$656
Accumulated benefit obligation	—	267	355	622
Fair value of plan assets	—	204	280	484

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2010
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$267	$486	$753
Accumulated benefit obligation	—	267	431	698
Fair value of plan assets	—	204	357	561

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2009
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$248	$376	$624
Accumulated benefit obligation	—	248	339	587
Fair value of plan assets	—	188	272	460

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2009
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$248	$441	$689
Accumulated benefit obligation	—	248	391	639
Fair value of plan assets	—	188	331	519

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008, respectively, includes the following components:

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Year ended December 31, 2010
Service cost	$4	$—	$10	$14
Interest cost	29	15	25	69
Expected return on plan assets	(37)	(18)	(26)	(81)
Amortization of net gain	(1)	—	—	(1)
Curtailment gain	—	—	(2)	(2)

Net periodic pension cost	$(5)	$(3)	$7	$(1)

Year ended December 31, 2009
Service cost	$3	$—	$9	$12
Interest cost	31	14	24	69
Expected return on plan assets	(39)	(17)	(25)	(81)
Amortization of net gain	(1)	—	(3)	(4)
Curtailment gain	—	—	(1)	(1)

Net periodic pension cost	$(6)	$(3)	$4	$(5)

Year ended December 31, 2008
Service cost	$4	$—	$12	$16
Interest cost	33	15	29	77
Expected return on plan assets	(43)	(15)	(28)	(86)
Amortization of net gain	—	—	(2)	(2)
Curtailment loss	—	1	—	1

Net periodic pension cost	$(6)	$1	$11	$6

The curtailment gains of $2 million and $1 million in 2010 and 2009 resulted from employee terminations primarily in Europe. The curtailment loss of $1 million in the U.S. in 2008 resulted from employee terminations.

The deferred income included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2011 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$—	$(2)	$(1)	$(3)

The weighted-average assumptions underlying the pension computations were as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Pension benefit obligation:
—discount rate	5.2%	5.7%	5.9%
—rate of compensation increase	2.1	2.1	2.1
Net periodic pension costs:
—discount rate	5.7	5.9	5.7
—rate of compensation increase	2.1	2.1	2.3
—expected long-term return on plan assets	6.5	6.4	6.4

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The assumptions for the expected return on plan assets for pension plans were based on a review of the historical returns of the asset classes in which the assets of the pension plans are invested. The historical returns on these asset classes were weighted based on the expected long-term allocation of the assets of the pension plans.

Nielsen’s pension plans’ weighted-average asset allocations by asset category are as follows:

	The Netherlands	United States	Other	Total
At December 31, 2010
Equity securities	21%	62%	51%	37%
Fixed income securities	63	37	45	53
Other	16	1	4	10

Total	100%	100%	100%	100%

At December 31, 2009
Equity securities	22%	63%	53%	38%
Fixed income securities	68	36	44	56
Other	10	1	3	6

Total	100%	100%	100%	100%

No Nielsen shares are held by the pension plans.

Nielsen’s primary objective with regard to the investment of pension plan assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the pension plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2010 was 37% equity securities and 60% long-term interest-earning investments (debt or fixed income securities), and 3% other securities.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and government securities. Other types of investments are primarily insurance contracts.

Assets at fair value (See Note 7 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2010 are as follows:

Asset Category	Level 1	Level 2	Level 3	Total
Cash	$15	$—	$—	$15
Equity securities – U.S.	29	98	—	127
Equity securities – Non-U.S.	47	292	—	339
Real estate	—	—	32	32
Fixed income securities – Corporate	19	468	—	487
Fixed income securities – Government	41	146	—	187
Other	3	20	53	76

Total Assets at Fair Value	$154	$1,024	$85	$1,263

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The following is a summary of changes in the fair value of the fair value of the Plan’s level 3 assets for the year ended December 31, 2010:

	Real Estate	Other	Total
Balance, beginning of year	$31	$29	$60
Actual return on plan assets:
Unrealized gains/(losses)	3	26	29
Effect of foreign currency translation	(2)	(2)	(4)

Balance, end of year	$32	$53	$85

Contributions to the pension plans in 2011 are expected to be approximately $4 million for the Dutch plan, $18 million for the U.S. plan and $24 million for other plans.

Estimated future benefit payments are as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
For the years ending December 31,
2011	$33	$9	$19	$61
2012	35	9	21	65
2013	36	10	20	66
2014	37	10	22	69
2015	37	10	23	70
2016-2020	192	62	127	381

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $35 million, $38 million and $42 million for the years ended December 31, 2010, 2009 and 2008, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations); this contribution was increased to 4% upon the freeze of the U.S. defined benefit pension plan in 2006, and was decreased to 3% effective June 8, 2009. No contributions are made in shares of the Company’s common stock.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2010.

(IN MILLIONS)	December 31, 2010			December 31, 2009
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($1,610 million at December 31, 2010 and $2,983 million at December 31, 2009) (LIBOR based variable rate of 2.26%) due 2013		$1,490	$1,472		$2,918	$2,715
Senior secured term loan $2,386 million at December 31, 2010 and $1,013 million at December 31, 2009 (LIBOR based variable rate of 4.01%) due 2016		2,362	2,348		1,005	948
Senior secured term loan (€227 million at December 31, 2010 and €321 million at December 31, 2009) (EURIBOR based variable rate of 2.77%) due 2013		272	267		451	423
Senior secured term loan (€273 million at December 31, 2010 and €179 million at December 31, 2009) (EURIBOR based variable rate of 4.52%) due 2016		357	346		254	238
$500 million 8.50% senior secured term loan due 2017		500	497		500	493
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2012		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	4.16%	4,981	4,930	3.51%	5,128	4,817
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		999	1,049		885	809
$870 million 10.00% senior debenture loan due 2014		—	—		869	905
$500 million 11.50% senior debenture loan due 2016		467	540		463	517
$330 million 11.625% senior debenture loan due 2014		307	355		301	337
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,122		—	—

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(IN MILLIONS)	December 31, 2010			December 31, 2009
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
€343 million 11.125% senior discount debenture loan due 2016		427	434		415	359
€150 million 9.00% senior debenture loan due 2014		—	—		215	217
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate) due 2010		—	—		72	67
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.43%) due 2012		66	62		72	66
€30 million 6.75% private placement debenture loan (EMTN) due 2012		40	40		44	43
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		49	47		45	40

Total debenture loans (with weighted average interest rate)	11.33%	3,439	3,649	12.06%	3,381	3,360
Other loans		5	5		—	—

Total long-term debt	7.09%	8,425	8,584	6.91%	8,509	8,177
Capital lease and other financing obligations		125			131
Bank overdrafts		8			15

Total debt and other financing arrangements		8,558			8,655

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		94			107

Non-current portion of long-term debt and capital lease and other financing obligations		$8,464			$8,548

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

The carrying amounts of Nielsen’s long-term debt are denominated in the following currencies:

(IN MILLIONS)	December 31, 2010	December 31, 2009
U.S. Dollars	$7,214	$6,941
Euro	1,162	1,523
Japanese Yen	49	45

	$8,425	$8,509

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2011	$78
2012	136
2013	1,791
2014	334
2015	27
Thereafter	6,059

$8,425

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Senior secured credit facilities

In August 2006, certain of Nielsen’s subsidiaries entered into two senior secured credit facilities. In June 2009 Nielsen received the requisite consent to amend its senior secured credit facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with Nielsen’s obligations under the senior secured credit facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the senior secured credit facilities at par; and (ii) allow Nielsen to agree with lenders to extend the maturity of their term loans and revolving commitments and for it to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, Nielsen extended the maturity of $1.26 billion of their existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of the Company’s existing obligations and has been reflected as such in the consolidated financial statements. The Company recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

Outstanding borrowings under these senior secured term loan facilities at December 31, 2010 and 2009 were $4,481 million and $4,628 million, respectively.

In August 2006, Nielsen also entered into a six-year $688 million senior secured revolving credit facility, of which no borrowings were outstanding at December 31, 2010 or 2009. The senior secured revolving credit facility can be used for revolving loans, letters of credit, guarantees and swingline loans, and is available in U.S. Dollars, Euros and certain other currencies. As of December 31, 2010 and 2009, the Company had outstanding letters of credit of $20 million and $17 million, respectively, and therefore, as of December 31, 2010, the Company had $668 million available for borrowing under this facility.

Nielsen is required to repay installments only on the borrowings under the senior secured term loan facilities maturing in 2016 in quarterly principal amounts of 0.25% of their original principal amount, with the remaining amount payable on the maturity date of the term loan facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Nielsen’s option, various base rates. The applicable margin for borrowings under the senior secured revolving credit facility may be reduced subject to Nielsen attaining certain leverage ratios. Nielsen pays a quarterly commitment fee (currently 0.375%) on unused commitments under the senior secured revolving credit facility. The applicable commitment fee rate may be reduced subject to Nielsen attaining certain leverage ratios.

In June 2009, Nielsen entered into a Senior Secured Loan Agreement with Goldman Sachs Lending Partners LLC, which provides for senior secured term loans in the aggregate principal amount of $500 million (the “New Term Loans”) bearing interest at a fixed rate of 8.50%. The New Term Loans are secured on a pari passu basis with the Company’s existing obligations under its senior secured credit facilities and have a maturity of eight years. The net proceeds from the issuance of the New Term Loans of approximately $481 million were used in their entirety to pay down senior secured term loan obligations under the Company’s existing senior secured credit facilities.

On August 12, 2010, Nielsen completed a term loan extension offer in accordance with the terms of its senior secured credit facilities pursuant to which the maturity of $1,373 million and €94 million (collectively

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

approximately $1,495 million) of existing term loans due August 9, 2013 were extended to May 1, 2016. The interest rate margin of term loans that have been extended were increased to 3.75%, subject to a 0.25% decrease based upon the Company attaining certain specified financial metrics, and, separately, subject to a further 0.25% reduction based upon the Company attaining certain credit ratings. This modification resulted in no significant impact to the Company’s consolidated financial statements.

The Senior Secured Credit Facilities are guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets (other than cash) of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the senior secured credit facilities.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Nielsen and most of its subsidiaries’ ability to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business that Nielsen conducts. The Company’s subsidiaries are restricted in their ability to transfer their net assets to the Parent Company (Nielsen Holdings N.V.). Such restricted net assets amounted to approximately $2.9 billion at December 31, 2010. Nielsen is required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. Nielsen is in compliance with all such covenants.

Debenture loans

In August 2006, Nielsen issued $650 million 10% and €150 million 9% senior notes due 2014. On April 16, 2008, Nielsen issued $220 million aggregate principal amount of additional 10% Senior Notes due 2014. In November and December 2010 the Company redeemed all $870 million aggregate principal amount of its 10% Senior Notes due 2014 at a price of 105% of the amount redeemed as well as all €150 million aggregate principal amount of its 9% Senior Notes due 2014 at a price of 104.5% of the amount redeemed. The redemption and subsequent retirement of these collective notes resulted in a loss of $90 million associated with the redemption option premium and recognition of previously deferred debt issuance costs recorded as a component of other expense/(income) in the consolidated statement of operations in the fourth quarter of 2010. These redemptions were consummated using the proceeds from the issuance of a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 discussed further below.

In August 2006, Nielsen also issued $1,070 million 12.5% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”). Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Subordinated Discount Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all Nielsen’s existing and future senior indebtedness, including the Senior Notes and the senior secured credit facilities.

During 2009 the Company purchased and cancelled all of its outstanding GBP 250 million 5.625% EMTN debenture notes through two separate cash tender offer transactions. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a specified price per GBP

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, the Company unwound its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The Company recorded a net loss of $15 million as a result of the combined elements of these transactions during the year ended December 31, 2009 as a component of other expense, net in the consolidated statement of operations. The net cash paid for the combined elements of these transactions was approximately $527 million.

In January 2009 Nielsen issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses.

In April 2009 Nielsen issued $500 million in aggregate principal amount of 11.5% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

In October and November 2010, the Company issued a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $1,085 million with cash proceeds of approximately $1,065 million, net of fees and expenses.

The indentures governing the Senior Notes and Senior Subordinated Discount Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase its capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen is required to make an offer to redeem all of the Senior Notes and Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes and Senior Subordinated Discount Notes are jointly and severally guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V., and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V.

In August 2006, Nielsen issued €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”). Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen’s existing and future senior indebtedness. The notes are effectively subordinated to Nielsen’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of Nielsen’s subsidiaries.

Nielsen has a Euro Medium Term Note (“EMTN”) program in place under which no further debenture loans and private placements can be issued. All debenture loans and most private placements are quoted on the Luxembourg Stock Exchange. In May 2010, Nielsen’s €50 million variable rate EMTN matured and was repaid.

Other Transactions

Effective July 1, 2010, the Company designated its Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of its net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax. The Company recorded losses of $43 million (net of tax of $17 million) to the cumulative translation adjustment during the second half of 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within the Company’s net income/(loss)

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

during that period. The Company’s net income/(loss) reflected foreign currency exchange gains of $96 million for the year ended December 31, 2010, losses of $21 million for the year ended December 31, 2009 and gains of $38 million for the year ended December 31, 2008 associated with these loans.

Deferred financing costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs are $103 million and $135 million at December 31, 2010 and 2009, respectively.

Related party lenders

In May 2006, Luxco, the Company’s direct parent, executed a loan agreement with the Company for principal amount €500 million in conjunction with Valcon’s acquisition of TNC B.V. The loan accreted interest at 10.00% per annum and was payable annually at the request of Luxco or the Company. If interest was not paid at the end of each year, such interest was deemed to be capitalized. No interest was paid on this loan through December 31, 2008 and the corresponding carrying value at such date, including capitalized interest, was $892 million. In January 2009 the loan agreement was terminated and the underlying carrying value, including accrued interest, was capitalized by Luxco in exchange for 48,958,043 shares in the Company’s common stock. Nielsen recorded $3 million and $86 million in interest expense associated with this loan for the years ended December 31, 2009 and 2008, respectively.

A portion of the borrowings under the senior secured credit facility, as well as certain of the Company’s senior debenture loans, have been purchased by certain of the Sponsors in market transactions not involving the Company. Amounts held by the Sponsors were $599 million and $554 million as of December 31, 2010 and 2009, respectively. Interest expense associated with amounts held by the Sponsors approximated $29 million, $16 million and $22 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Capital Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under capital leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under capital lease are recorded within property, plant and equipment See Note 6 “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2010 are as follows:

(IN MILLIONS)
2011	$19
2012	19
2013	19
2014	15
2015	15
Thereafter	117

Total	204
Less: amount representing interest	79

Present value of minimum lease payments	$125

Current portion	$9
Total non-current portion	116

Present value of minimum lease payments	$125

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Capital leases and other financing transactions have effective interest rates ranging from 4% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2010, 2009 and 2008 was $11 million, $11 million and $10 million, respectively.

Subsequent Events

See Note 19 “Subsequent Events” for information associated with changes to the Company’s long-term debt occurring subsequent to December 31, 2010.

11. Stockholders’ Equity

On August 30, 2010, the Company effectuated a reverse stock split by which each one and six tenths (1.6) issued and outstanding share of common stock, par value €0.04 per share, was converted into one (1.0) share of common stock, par value €0.07 per share. All applicable share and per share amounts have been restated to show the effect of the reverse stock split for all periods presented. The number of authorized shares was not affected by the reverse stock split. However, on August 30, 2010, the Company’s articles of association were amended to reduce the number of authorized shares from 1,250,000,000 to 1,000,000,000.

In September 2010, the Company declared a special dividend of approximately €6 million ($7 million) in the aggregate, or €0.02 per share, to its existing stockholders, $5 million of which was in the form of a non-cash settlement of loans the Company had previously extended to Luxco. See Note 14 – Investments in Affiliates and Related Party Transactions for additional information regarding these loans. No dividends were declared or paid on the common stock in 2009 or 2008. Common stock activity is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
(Actual number of shares of common stock outstanding)
Beginning of year	276,156,839	226,853,564	226,386,223
Shares of common stock purchased by management	368,259	660,948	611,948
Shares of common stock issued to Luxco	—	48,958,043	—
Repurchases of common stock	(465,765)	(315,716)	(144,607)

End of year	276,059,333	276,156,839	226,853,564

Shares of common stock repurchased described above are privately negotiated transactions. Cumulative shares of treasury stock were 938,588 and 472,823 as of December 31, 2010 and 2009, respectively with a corresponding value of $15 million and $7 million, respectively.

Subsequent Events

See Note 19 “Subsequent Events” for information associated with changes to the Company’s stockholders’ equity occurring subsequent to December 31, 2010.

12. Stock-Based Compensation

In connection with the Valcon Acquisition, Nielsen implemented an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the Company’s executives may be granted stock

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of the Company or purchase its shares. In connection with the completion of Nielsen’s initial public offering of common stock on January 31, 2011 (See Note 19 – “Subsequent Events” for additional information), the Company implemented the Nielsen Holdings 2010 Stock Incentive Plan (the “Stock Incentive Plan”) and suspended further grants under the EPP. The Stock Incentive Plan will be the source of new equity-based awards permitting the Company to grant to its key employees, directors and other service providers the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other awards valued in whole or in part by reference to shares of Nielsen’s common stock and performance-based awards denominated in shares or cash. There were no awards granted under the Stock Incentive Plan during the year ended December 31, 2010.

Nielsen granted 919,052, 554,653 and 861,936 time-based and 175,301, 554,653 and 861,936 performance-based stock options to purchase shares during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the total number of shares authorized for award of options or other equity-based awards was 34,795,000 under the Stock Incentive Plan. The majority of the 2010 time-based awards become exercisable over a three-year vesting period tied to the executives’ continuing employment as follows: 33 1/3% per year on the anniversary day of the award. In addition, in 2010 certain time based awards become exercisable over a four-year vesting period tied to the executives’ continuing employment as follows: 25% were vested on December 31, 2010 and 25% will vest on the last day of each of the next three calendar years. The 2009 time-based awards become exercisable over a four-year vesting period tied to the executives’ continuing employment as follows: 50% were vested as of December 31, 2010 and 25% will vest on the last day of each of the next two calendar years. The 2008 time-based awards become exercisable over a four-year vesting period tied to the executives’ continuing employment as follows: 75% were vested on December 31, 2010 and 25% will vest on December 31, 2011. The 2007 time-based awards become exercisable over a five-year vesting period to the executives’ continuing employment as follows: 81% was vested as of December 31, 2010 and 19% will vest on December 31, 2011. The 2010, 2009 and 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Nielsen’s share option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price
Share Option Plan activity
Outstanding at December 31, 2007	15,212,025	$17.41

Granted	1,723,872	19.58
Replacement Awards	238,885	4.40
Forfeited	(675,335)	(18.53)
Exercised	(193,289)	(10.45)

Outstanding at December 31, 2008	16,306,158	17.49

Granted	1,109,306	18.24
Forfeited	(1,027,690)	(18.29)
Exercised	(32,977)	(4.05)

Outstanding at December 31, 2009	16,354,797	17.52

Granted	1,094,353	18.76
Forfeited	(703,387)	(20.46)
Exercised	(625,554)	(13.42)

Outstanding at December 31, 2010	16,120,209	$17.63

Exercisable at December 31, 2010	9,455,884	$17.06

The weighted-average remaining contractual term for the options outstanding and exercisable as of December 31, 2010 was 6.51 years and 6.21 years, respectively.

On May 15, 2008, Nielsen completed the acquisition of IAG and concurrently provided 238,885 replacement awards under Nielsen’s existing Equity Participation Plan. The replacement awards granted on May 15, 2008, have exercise prices of $4.40 and a weighted-average fair value of $13.20. All replacement options are vested under the identical terms applicable to IAG options for which they were exchanged and the fair values of such awards which were vested were allocated as part of the preliminary purchase price allocation.

The Black-Scholes option-pricing model was used to evaluate the fair value of the replacement awards with the assumptions consistent with the options granted under the Company’s Equity Participation Plan.

Time-based and performance-based options, excluding the replacement awards, have weighted-average exercise prices of $18.41 and $36.80 per share for the year ended December 31, 2010, $16 and $32 per share for the year ended December 31, 2009 and $17.60 and $35.20 per share for the year ended December 31, 2008. As of December 31, 2010, 2009 and 2008, the fair values of the time-based and performance-based awards were estimated using the Black-Scholes option pricing model. Expected volatility is based primarily on a combination of the estimates of implied volatility of the Company’s peer-group and the Company’s historical volatility adjusted for its leverage.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The following assumptions were used during 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Expected life (years)	2.85 - 4.17	3.42 - 4.08	2.93 - 3.02
Risk-free interest rate	1.28 - 2.12%	1.70 - 2.07%	2.77%
Expected dividend yield	0%	0%	0%
Expected volatility	58.00 - 63.00%	54.00 - 62.00%	39.00%
Weighted-average volatility	60.05%	57.77%	39.00%

The weighted-average grant date fair values for the time-based and performance-based options granted during the year ended December 31, 2010 were $7.97 and $8.50, respectively.

The Company recorded stock compensation expense of $18 million, $14 million and $18 million for the years ended December 31, 2010, 2009 and 2008, respectively. The tax benefit related to the stock compensation expense was $8 million, $4 million and $6 million, for the respective periods.

In the second quarter of 2009, the Company determined that it is not probable that the performance options that were expected to vest in December 31, 2010, 2011, 2012 and 2013 would vest. In 2009, because the performance options were no longer expected to vest, the cumulative share based compensation expense of $10 million related to these options were reversed; including $8 million recorded in prior years, and was accounted for as a change in estimate. Further, on June 2, 2009, a modification was made to the vesting provisions of the performance options scheduled to vest on December 31, 2010 and 2011. If the respective performance targets are not achieved, the modification will allow those performance options to convert to time based options, subject to continued employment, with a stated vesting date of December 31, 2012 and 2013, for the 2010 and 2011 options. The compensation expense related to the modification of the performance-based awards to time based awards scheduled to vest in 2012 through 2013 was recorded on a graded vesting method as of December 31, 2010 and 2009 since the Company believes that the achievement of the financial performance goals is not probable. The expense in 2008 included the reversal of $4 million recorded in prior years for 1,492,591 performance options that did not vest as the Company did not meet its performance targets.

In June 2009, the Company granted 218,750 time-based stock options to affiliates of Centerview Partners (“Centerview”), a stockholder of Nielsen parent, in connection with one of its partners being elected Chairman of the Supervisory Board of Nielsen. As of December 31, 2010, Centerview collectively holds 312,500 performance-based options and 218,750 time-based options to purchase shares in the Company. Cumulative expense related to these outstanding options amounted to approximately $3 million through December 31, 2010.

At December 31, 2010, there is approximately $21 million of unearned share-based compensation which the Company expects to record as share based compensation expense over the next five years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

As of December 31, 2010, 2009 and 2008, the weighted-average grant date fair value of the options granted was $8.05, $6.66 and $5.86, respectively, and the aggregate fair value of options vested was $12 million, $24 million and $13 million, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was $77 million and $51 million, respectively.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

There were 625,554 options exercised for the year ended December 31, 2010. The intrinsic value of the options exercised during 2010 was $4 million.

In 2010, 2009 and 2007, respectively, 6,250, 62,500 and 62,500 restricted stock units (RSUs) ultimately payable in shares of common stock were granted under the existing Equity Participation Plan. No RSUs were granted in 2008. The 2010 awards fully vest on November 1, 2011. One third of the 2009 awards vested on December 31, 2010 and the remaining vest ratably at thirty three and one-third percent on December 31, 2011 and 2012. Twenty percent of the 2007 awards vested upon the date of grant and the remaining vest ratably at twenty percent per year beginning with the first anniversary of the grant date. The restrictions on the awards lapse consistently along with the vesting terms and become 100 percent vested immediately prior to a change in control. The estimated grant date fair value of these units in 2010, 2009 and 2007 were $19.20, $16.00 and $16.00, respectively. The impact of these grants was not material to the consolidated financial statements for any of the periods presented.

On March 17, 2009, Nielsen completed an acquisition and allocated 426,136 shares to the selling stockholders. The shares vest ratably over three years on the annual anniversary date of the acquisition, subject to certain conditions.

13. Income Taxes

The components of loss from continuing operations before income taxes and equity in net income/(loss) of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Dutch	$147	$353	$(46)
Non-Dutch	(44)	(956)	(225)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	$103	$(603)	$(271)

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to the income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates consisted of:

	Year ended December 31,
(IN MILLIONS)	2010	2009	2008
Current:
Dutch	$11	$4	$—
Non-Dutch	117	86	130

	128	90	130

Deferred:
Dutch	(1)	15	16
Non-Dutch	(173)	(302)	(110)

	(174)	(287)	(94)

Total	$(46)	$(197)	$36

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The Company’s provision/(benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 was different from the amount computed by applying the statutory Dutch federal income tax rates to the underlying income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates as a result of the following:

	Year ended December 31,
(IN MILLIONS)	2010	2009	2008
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	$103	$(603)	$(271)

Dutch statutory tax rate	25.5%	25.5%	25.5%

Provision/(benefit) for income taxes at the Dutch statutory rate	$26	$(154)	$(69)
Impairment of goodwill and intangible assets		70	20
Basis difference in sale of subsidiary	—	—	6
Tax impact on distributions from foreign subsidiaries	—	—	13
Effect of operations in non-Dutch jurisdictions, including foreign tax credits	(35)	(61)	(19)
U.S. state and local taxation	5	(26)	11
Effect of Dutch financing activities	(28)	(6)	22
Changes in estimates for uncertain tax positions	2	(5)	37
Changes in valuation allowances	(15)	7	4
Other, net	(1)	(22)	11

Total (benefit)/provision for income taxes	$(46)	$(197)	$36

Effective tax rate	(44.7)%	32.7%	(13.3)%

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2010	December 31, 2009
Deferred tax assets (on balance):
Net operating loss carryforwards	$463	$537
Interest expense limitation	264	146
Deferred compensation	27	30
Financial instruments	174	181
Employee benefits	61	44
Fixed asset depreciation	12	28
Tax credit carryforwards	58	58
Share-based payments	34	28
Accrued expenses	31	33
Other assets	20	33

	1,144	1,118
Valuation allowances	(215)	(233)

Deferred tax assets, net of valuation allowances	929	885

Deferred tax liabilities (on balance):
Intangible assets	(1,666)	(1,733)
Deferred revenues / costs	(17)	(45)
Computer software	(116)	(141)

	(1,799)	(1,919)

Net deferred tax liability	$(870)	$(1,034)

Recognized as:
Deferred income taxes, current	$11	$(19)
Deferred income taxes, non-current	(881)	(1,015)

Total	$(870)	$(1,034)

At December 31, 2010 and 2009, the Company had net operating loss carryforwards of approximately $1,296 million and $1,602 million, respectively, which began to expire in 2011, of which approximately $849 million relates to the U.S. In addition, the Company had tax credit carryforwards of approximately $58 million at both December 31, 2010 and 2009, respectively, which will begin to expire in 2014. In certain jurisdictions, the Company has operating losses and other tax attributes that due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $194 million and $203 million at December 31, 2010 and 2009, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has valuation allowances of $21 million and $30 million at December 31, 2010 and 2009, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008 the Company has determined that as of December 31, 2010 no income taxes are required to be provided for on the approximately $4 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date without tax consequences and the remaining difference which is equal to the undistributed historic earnings of

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

such subsidiaries are indefinitely reinvested. It is not practical to estimate the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed historic earnings.

At December 31, 2010 and 2009, the Company had gross uncertain tax positions of $114 million and $129 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2010 and 2009 of $25 million and $23 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of Benefit (provision) for income taxes in the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(IN MILLIONS)	December 31, 2010	December 31, 2009
Balance as of the beginning of period	$129	$187
Additions for current year tax positions	3	7
Additions for tax positions of prior years	5	7
Reductions for lapses of statute of limitations	(22)	(74)
Effect of foreign currency translation	(1)	2

Balance as of the end of the period	$114	$129

These gross contingency additions do not take into account offsetting tax benefits associated with the correlative effects of potential adjustments. If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2001 through 2008.

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. The Company is under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination. It is reasonably possible that a reduction in a range of $7 million to $16 million of uncertain tax positions may occur within twelve months as a result of projected resolutions of worldwide tax disputes.

14. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of both December 31, 2010 and 2009, Nielsen had investments in affiliates of $82 million. Nielsen’s only significant investment, and its percentage of ownership as of December 31, 2010, was its 51% non-controlling ownership interest in Scarborough Research (“Scarborough”). During the third quarter of 2009, the Company concluded that the carrying value of its non-controlling ownership interest in Scarborough was impaired as a result of continued declines in customer discretionary spending and the related impact on the launch of new performance tracking and marketing products. The Company deemed this impairment to be other than temporary and, accordingly, recorded an after-tax non-cash impairment charge of $26 million (net of tax of $18 million) during the period in “Equity in net income/(loss) of affiliates” in the Consolidated Statement of Operations. As of December 31, 2010, the carrying value of the Company’s investment in Scarborough was $53 million.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Nielsen and Scarborough enter into various related party transactions in the ordinary course of business, including Nielsen’s providing certain general and administrative services to Scarborough. Nielsen pays royalties to Scarborough for the right to include Scarborough data in Nielsen products sold directly to Nielsen customers. Additionally, Nielsen sells various Scarborough products directly to its clients, for which it receives a commission from Scarborough. As a result of these transactions Nielsen received net payments from Scarborough of $7 million, $9 million and $9 million for the years ended December 31, 2010, 2009 and 2008. Obligations between Nielsen and its affiliates, including Scarborough, are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $9 million and $4 million at December 31, 2010 and 2009, respectively.

Transactions with Sponsors

In connection with the Valcon Acquisition, two of Nielsen’s subsidiaries and the Sponsors entered into Advisory Agreements, which provide for an annual management fee, in connection with planning, strategy, oversight and support to management, and are payable quarterly and in advance to each Sponsor, on a pro rata basis, for the eight year duration of the agreements, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. Annual management fees are $10 million in the first year starting on the effective date of the Valcon Acquisition, and increases by 5% annually thereafter.

The Advisory Agreements provide that upon the consummation of a change in control transaction or an initial public offering in excess of $200 million, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the agreements (assuming an eight year term of the agreements), calculated using the treasury rate having a final maturity date that is closest to the eighth anniversary of the date of the agreements.

The Advisory Agreements also provide that Nielsen will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded $12 million, $12 million and $11 million, respectively in selling, general and administrative expenses related to these management fees, sponsor travel and consulting.

In January 2011 in conjunction with the Company’s initial public offering of common stock, the Advisory Agreements with the Sponsors were terminated for a settlement amount of $102 million. Refer to Note 19 – Subsequent Events for additional information.

The Company has periodically extended loans to Luxco to permit Luxco to pay certain operational expenses and to fund share repurchases. The full principal amount of and accrued interest on each such loan is payable at maturity, which is generally one year or less from incurrence. The rate of interest on these loans has ranged from 3.47% to 7.7%. At December 31, 2009, approximately $4 million of principal amount of loans to Luxco were outstanding. On September 30, 2010 and in conjunction with the special dividend declared to all of Nielsen’s existing stockholders, the approximately $5 million in outstanding loans from Luxco were settled.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Equity Healthcare LLC

Effective January 1, 2009, Nielsen entered into an employer health program arrangement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. Equity Healthcare is an affiliate of The Blackstone Group, one of the Sponsors.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to Nielsen, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2010, Nielsen had approximately 8,000 employees enrolled in its self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

15. Commitments and Contingencies

Leases and Other Contractual Arrangements

On February 19, 2008, Nielsen amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to Nielsen, during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provides the Company with the right to terminate the agreement.

In addition, in 2008, Nielsen entered into an agreement with TCS to outsource the Company’s global IT Infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage Nielsen’s infrastructure costs at an agreed upon level and to provide Nielsen’s infrastructure services globally for an annual service charge of $39 million per year, which applies towards the satisfaction of Nielsen’s aforementioned purchased services commitment with TCS of at least $1 billion over the term of the amended and restated MSA. The agreement is subject to earlier termination under certain limited conditions.

Nielsen has also entered into operating leases and other contractual obligations to secure real estate facilities, agreements to purchase data processing services and leases of computers and other equipment used in the ordinary course of business and various outsourcing contracts. These agreements are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

The amounts presented below represent the minimum annual payments under Nielsen’s purchase obligations that have initial or remaining non-cancelable terms in excess of one year. These purchase obligations include data processing, building maintenance, trade show venues, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

	For the Years Ending December 31,
(IN MILLIONS)	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$98	$77	$59	$50	$35	$70	$389
Other contractual obligations	340	274	113	11	1	—	739

Total	$438	$351	$172	$61	$36	$70	$1,128

Total expenses incurred under operating leases were $96 million, $107 million and $108 million for the years ended December 31, 2010, 2009 and 2008, respectively. Nielsen recognized rental income received under subleases of $13 million, $12 million and $10 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $56 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 10 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2010, Nielsen was committed under the following significant guarantee arrangements:

Sub-lease guarantees

Nielsen provides sub-lease guarantees in accordance with certain agreements pursuant to which Nielsen guarantees all rental payments upon default of rental payment by the sub-lessee. To date, the Company has not been required to perform under such arrangements, does not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit

Letters of credit issued and outstanding amount to $20 million and $17 million at December 31, 2010 and 2009, respectively.

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. On January 13, 2011 the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against the Company by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by Nielsen. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Other Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does expect that the ultimate disposition of these matters will not have a material adverse effect on its operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

16. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into three reporting segments: What Consumers Buy (“Buy”), consisting principally of market research information and analytical services; What Consumers Watch (“Watch”), consisting principally of television, online and mobile audience and advertising measurement and corresponding analytics and Expositions, consisting principally of trade shows, events and conferences. Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to the Company’s segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment. Information with respect to the operations of each of Nielsen’s business segments is set forth below based on the nature of the products and services offered and geographic areas of operations.

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Revenues
Buy	$3,260	$2,993	$3,084
Watch	1,698	1,635	1,480
Expositions	168	180	240
Corporate and eliminations	—	—	2

Total	$5,126	$4,808	$4,806

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Business segment income/(loss)(1)
Buy	$711	$644	$610
Watch	649	623	536
Expositions	78	63	93
Corporate and eliminations	(27)	(18)	(34)

Total	$1,411	$1,312	$1,205

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Depreciation and amortization
Buy	$215	$230	$206
Watch	304	279	245
Expositions	27	40	40
Corporate and eliminations	12	8	8

Total	$558	$557	$499

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Impairment of goodwill and intangible assets
Buy	$—	$—	$—
Watch	—	402	96
Expositions	—	125	—
Corporate and eliminations	—	—	—

Total	$—	$527	$96

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Restructuring costs
Buy	$29	$39	$74
Watch	13	9	14
Expositions	2	3	1
Corporate and eliminations	17	11	29

Total	$61	$62	$118

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Stock-based compensation expense
Buy	$7	$6	$4
Watch	3	3	7
Expositions	—	—	1
Corporate and eliminations	8	5	6

Total	$18	$14	$18

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Other items(2)
Buy	$6	$8	$11
Watch	2	3	3
Expositions	—	—	1
Corporate and eliminations	36	25	39

Total	$44	$36	$54

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Operating income/(loss)
Buy	$454	$361	$315
Watch	327	(73)	171
Expositions	49	(105)	50
Corporate and eliminations	(100)	(67)	(116)

Total	$730	$116	$420

(IN MILLIONS)	December 31, 2010	December 31, 2009
Total assets
Buy	$6,759	$6,706
Watch	6,504	6,556
Expositions	825	857
Corporate and eliminations(3)	341	481

Total	$14,429	$14,600

(1)	The Company’s chief operating decision making group uses business segment income/(loss) to consistently measure performance from period to period both at the consolidated level as well as within its operating segments

(2)	Other items include Transformation Initiative and other dual running costs of $16 million, $7 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also includes consulting and other costs of $16 million, $17 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively, associated with information technology infrastructure transformation and fees associated with certain consulting arrangements. The 2010 amounts include preparatory costs for the Company’s initial public offering of common stock and the 2008 amounts include charges associated with a deferred compensation plan. Also includes sponsor monitoring fees of $12 million, $12 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Includes cash of $62 million and $151 million and deferred financing costs of $103 million and $135 million as of December 31, 2010 and 2009, respectively.

(IN MILLIONS)	Year ended December 31,
	2010	2009	2008
Capital expenditures
Buy	$156	$136	$166
Watch	164	127	167
Expositions	6	16	23
Corporate and eliminations	8	3	14

Total	$334	$282	$370

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Geographic Segment Information

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2010
United States	$2,575	$294	$9,493
North and South America, excluding the United States	551	157	1,293
The Netherlands	41	(5)	6
Other Europe, Middle East & Africa	1,332	192	1,016
Asia Pacific	627	92	494

Total	$5,126	$730	$12,302

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2009
United States(3)	$2,478	$(260)	$8,804
North and South America, excluding the United States	477	145	1,627
The Netherlands	43	—	5
Other Europe, Middle East & Africa	1,298	159	1,424
Asia Pacific	512	72	546

Total	$4,808	$116	$12,406

(IN MILLIONS)	Revenues(1)	Operating Income
2008
United States(3)	$2,485	$123
North and South America, excluding the United States	497	121
The Netherlands	46	6
Other Europe, Middle East & Africa	1,292	124
Asia Pacific	486	46

Total	$4,806	$420

(1)	Revenues are attributed to geographic areas based on the location of customers.

(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

(3)	Operating income/(loss) includes charges for the impairment of goodwill and intangible assets of $527 million in 2009 and a goodwill impairment charge of $96 million in 2008.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

17. Additional Financial Information

Accounts payable and other current liabilities

(IN MILLIONS)	December 31, 2010	December 31, 2009
Trade payables	$138	$117
Personnel costs	310	305
Current portion of restructuring liabilities	56	66
Data and professional services	160	169
Interest payable	64	97
Other current liabilities(1)	234	246

Total accounts payable and other current liabilities	$962	$1,000

(1)	Other includes multiple items, none of which is individually significant.

18. Quarterly Financial Data (unaudited)

(IN MILLIONS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues	$1,196	$1,270	$1,289	$1,371
Operating income	132	182	201	215
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates(1)	49	88	23	(57)
Discontinued operations, net of tax(2)	(5)	(3)	(11)	(3)
Net income attributable to Nielsen stockholders	$42	$74	$11	$3
Net income/(loss) per share of common stock, basic
Income/(loss) from continuing operations	$0.17	$0.28	$0.08	$0.02
Discontinued operations, net of tax	(0.02)	(0.01)	(0.04)	(0.01)
Net income/(loss) attributable to Nielsen stockholders	$0.15	$0.27	$0.04	$0.01
Net income/(loss) per share of common stock, diluted
Income/(loss) from continuing operations	$0.17	$0.28	$0.07	$0.02
Discontinued operations, net of tax	(0.02)	(0.01)	(0.04)	(0.01)
Net income/(loss) attributable to Nielsen stockholders	$0.15	$0.27	$0.03	$0.01

(IN MILLIONS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$1,102	$1,182	$1,227	$1,297
Operating income/(loss)(3)	112	172	(326)	158
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	4	(44)	(534)	(29)
Discontinued operations, net of tax(4)	(4)	4	(58)	(3)
Net income/(loss) attributable to Nielsen stockholders	$2	$(10)	$(527)	$44
Net income/(loss) per share of common stock, basic and diluted
Income/(loss) from continuing operations	$0.02	$(0.05)	$(1.71)	$0.17
Discontinued operations, net of tax	(0.01)	0.01	(0.21)	(0.01)
Net income/(loss) attributable to Nielsen stockholders	$0.01	$(0.04)	$(1.92)	$0.16

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(1)	Includes charges of $90 million in the fourth quarter of 2010 associated with the extinguishment of long-term debt discussed in Note 10 – Long-term Debt and Other Financing Arrangements

(2)	Includes a $7 million charge (net of tax of $5 million) in the third quarter of 2010 for the settlement of a lawsuit associated with its former Publications operating segment for $12 million in cash, which was paid in October 2010.

(3)	Includes restructuring charges of $56 million in the fourth quarter of 2009. The third quarter of 2009 also includes charges for the impairment of goodwill impairment and intangible assets of $527 million.

(4)	Includes a net loss after taxes of $14 million relating to the sale of the media properties within the Company’s Publications operating segment during the fourth quarter of 2009. The third quarter of 2009 includes a goodwill impairment charge relating to the Publications operating segment of $55 million.

19. Subsequent Events

On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,804 million, net of $85 million of underwriter discounts.

Concurrent with its offering of common stock, the Company issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds will be payable quarterly in arrears in February, May, August and November of each year, commencing in May 2011. The Bonds will be mandatorily converted into between 10,416,700 and 12,499,925 shares of Nielsen’s common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds of not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of its common stock (the average of the volume weighted-average price of its common stock for a 20 consecutive trading day period beginning on the 25th trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively.

The Company utilized substantially all of the combined net proceeds of approximately $2,081 million associated with the aforementioned transactions to settle the Advisory Agreements with the Sponsors and redeem and retire certain issuances of the Company’s long-term indebtedness as follows:

•

On January 31, 2011, each of Nielsen’s subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million. The Company will record this pre-tax amount as an expense in its consolidated statement of operations in the first quarter of 2011.

•

On February 9, 2011, the Company paid approximately $201 million to redeem $164 million of its outstanding $467 million ($500 million aggregate principal amount) 11.50% Senior Discount Notes Due 2016 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount. The Company will record a pre-tax debt extinguishment charge of approximately $34 million in its consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 9, 2011, the Company paid approximately $129 million to redeem $107 million of its outstanding $307 million ($330 million aggregate principal amount) 11.625% Senior Discount Notes Due 2014 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount. The Company will record a pre-tax

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

debt extinguishment charge of approximately $23 million in its consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 25, 2011, the Company paid approximately $1,133 million to redeem all of its outstanding $999 million ($1,070 million aggregate principal amount) 12 1/2% Senior Subordinated Discount Notes Due 2016 at a price of 105.89% of the aggregate principal amount. The Company will record a pre-tax debt extinguishment charge of approximately $123 million in its consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On February 25, 2011, the Company paid approximately $251 million to redeem €163 million (€174 million aggregate principal amount) of its 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount. The Company will record a pre-tax debt extinguishment charge of approximately $26 million in its consolidated statement of operations in the first quarter of 2011 associated with this redemption.

•

On March 2, 2011 the Company anticipates paying approximately $244 million to redeem €159 million (€169 million aggregate principal amount) of its 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount. The Company will record a pre-tax debt extinguishment charge of approximately $25 million in its consolidated statement of operations in the first quarter of 2011 associated with this redemption. Following this transaction all of the Company’s outstanding 11.125% Senior Discount Debenture Notes will have been redeemed.

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings N.V.

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Interest income	$—	$—	$1
Interest expense	—	(3)	(86)
Foreign currency exchange transaction income/(loss)	1	—	(2)

Income/(loss) from continuing operations before income taxes and equity in net loss of subsidiaries	1	(3)	(87)
Benefit for income taxes	—	2	—
Equity in net income/(loss) of subsidiaries	129	(490)	(502)

Net income/(loss)	$130	$(491)	$(589)

Nielsen Holdings N.V.

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2010	2009
Assets:
Current Assets
Cash and cash equivalents	$3	$2
Amounts receivable from subsidiary	28	3

Total current assets	31	5
Deferred tax assets	—	2
Investment in subsidiaries	2,881	2,786
Other non-current assets	1	5

Total assets	$2,913	$2,798

Liabilities and equity:
Current liabilities
Income tax liabilities	26	—

Total liabilities	26	—

Total equity	2,887	2,798

Total liabilities and equity	$2,913	$2,798

Nielsen Holdings N.V.

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2010	2009	2008
Net cash (used in)/provided by operating activities	$(2)	$3	$—
Investing Activities:
Investment in subsidiaries	—	—	(61)
Intercompany loans and advances with subsidiaries	2	(1)	52

Net cash provided by/(used in) investing activities	2	(1)	(9)

Financing Activities:
Dividends received from subsidiary	9	—	—
Dividends paid to stockholders	(2)	—	—
Repurchase of shares of common stock	(8)	(5)	(2)
Issuance of common stock	2	4	10

Net cash provided by/(used in) financing activities	1	(1)	8

Net increase/(decrease) in cash and cash equivalents	1	1	(1)
Cash and cash equivalents, beginning of period	2	1	2

Cash and cash equivalents, end of period	$3	$2	$1

The notes to the consolidated financial statements of Nielsen Holdings N.V. (“the Company”) are an integral part of these unconsolidated financial statements.

Notes to Schedule I

1. Basis of Presentation

The Company has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated financial statements.

2. Commitments and Contingencies

The Company had no material commitments during the reported periods.

3. Related Party Transactions

The Company has periodically extended loans to Luxco to permit Luxco to pay certain operational expenses and to fund share repurchases. The full principal amount of and accrued interest on each such loan is payable at maturity, which is generally one year or less from incurrence. The rate of interest on these loans has ranged from 3.47% to 7.7%. At December 31, 2009, approximately $4 million of principal amount of loans to Luxco were outstanding. On September 30, 2010 and in conjunction with the special dividend declared to all of Nielsen’s existing stockholders, the approximately $5 million in outstanding loans from Luxco were settled.

4. Subsequent Events

On January 31, 2011, the Company completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,804 million, net of $85 million of underwriter discounts.

Notes to Schedule I (continued)

Concurrent with its offering of common stock, the Company issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds will be payable quarterly in arrears in February, May, August and November of each year, commencing in May 2011. The Bonds will be mandatorily converted into between 10,416,700 and 12,499,925 shares of Nielsen’s common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds of not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of Nielsen’s common stock (the average of the volume weighted-average price of Nielsen’s common stock for the 20 consecutive trading days immediately preceding February 1, 2013) relative to the threshold appreciation price per share of $27.60.

The Company remitted and utilized substantially all of the combined net proceeds of approximately $2,081 million associated with the aforementioned transactions to certain of its subsidiaries to settle the Advisory Agreements in place between the Sponsors and certain of such subsidiaries and to redeem and retire certain issuances of the Company’s subsidiary long-term indebtedness.

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2010, 2009 and 2008

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2008	$27	$11	$3	$(7)	$(1)	$33
For the year ended December 31, 2009	$33	$14	$(2)	$(15)	$1	$31
For the year ended December 31, 2010	$31	$4	$—	$(4)	$—	$31

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Acquisitions and Divestitures	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2008	$201	$4	$26	$4	$(1)	$234
For the year ended December 31, 2009	$234	$7	$(8)	$—	$—	$233
For the year ended December 31, 2010	$233	$(15)	$4	$—	$(7)	$215

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s disclosure controls and procedures are designed to do. Thus, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

The Company’s financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting. Their reports appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Approval of Annual and Discretionary Bonuses

On February 25, 2011, the Compensation Committee of the Board approved non-equity incentive compensation bonuses to the Company’s named executive officers, based on the financial results of the Company for the year ended December 31, 2010 and individual performance. The amounts of these bonuses had not yet been determined at the time of the filing of the Registration Statement on Form S-1 of Nielsen Holdings N.V. relating to the IPO and were therefore not included in the “Non-Equity Incentive Plan Compensation,” “Bonus” or “Total” columns contained in the Summary Compensation Table set forth therein. The amount awarded to each of the named executive officers required to be listed in the Registration Statement on Form S-1 and the amount of compensation that would have been reflected in the “Total” column of the Summary Compensation Table had the amounts of these awards been determined prior to the effectiveness of the filing of the Registration Statement on Form S-1 are set forth below.

Name and Principal Position	Non-Equity Incentive Plan Compensation	Total*
David Calhoun, Chief Executive Officer	$3,375,000	$14,215,368
Brian West, Chief Financial Officer	1,250,000	2,553,090
Mitchell Habib, Executive Vice President	1,500,000	2,291,732
Susan Whiting, Vice Chairperson	900,000	2,245,567
Roberto Llamas, Chief HR Officer	875,000	2,050,913

*	Total compensation figures are based on figures presented in the Registration Statement on Form S-1 of Nielsen Holdings N.V. relating to the IPO, which include, among other things, option award calculations based upon compensation cost recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award.

As a result of the determinations described above, James W. Cuminale, the Company’s Chief Legal Officer, for whom compensation disclosure had been provided in the Company’s Registration Statement on Form S-1, was not actually a named executive officer for 2010.

On February 25, 2011, the Compensation Committee of the Board determined to award Mr. Brian West a one-time discretionary bonus equal to $250,000 in recognition of his performance in connection with the completion of the IPO in January 2011. Also approved were the following payments for 2011 in respect of foregone perquisites and gross-ups: Mr. West, $40,000; Ms. Whiting, $45,000 and Mr. Habib, $30,000.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which will be filed with the SEC on or before April 30, 2011.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

PART IV

Item 15.	Exhibits

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedule listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Deed of Incorporation of Nielsen Holdings N.V. (formerly Valcon Acquisition Holding B.V.) (incorporated herein by reference to Exhibit 3.1 to the Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

3.2	Amended and Restated Articles of Association of Nielsen Holdings N.V. (unofficial English translation) (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

4.1(a)	Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1(h) to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

4.1(b)	Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

4.1(c)	Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

4.1(d)	Senior Secured Loan Agreement, dated June 8, 2009, by and among Nielsen Finance LLC, the Guarantors party thereto from time to time, Goldman Sachs Lending Partners LLC and the other Lenders party thereto from time to time (incorporated herein by reference to Exhibit 4.1(g) to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

4.1(e)	First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546))

Exhibit No.	Description

4.1(f)	Amendment No. 1, dated as of August 13, 2010, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of The Nielsen Company B.V. filed on August 16, 2010 (File No. 333-142546))

4.2	Indenture, dated as of August 9, 2006, between VNU Group B.V. and Law Debenture Trust Company of New York, as Trustee, for the 11 1/8% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

4.3(a)	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.4(a) to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

4.3(b)	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.4(b) to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

4.3(c)	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q of The Nielsen Company B.V. filed on November 14, 2007 (File No. 333-142546))

4.3(d)	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.4 to the Form 10-Q of The Nielsen Company B.V. filed on November 14, 2007 (File No. 333-142546))

4.3(e)	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Business Media Holding Company, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.4(e) to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 4, 2008 (File No. 333-151408-28))

4.3(f)	Fifth Supplemental Indenture, dated as of April 9, 2008, among Audience Analytics, L.L.C., Cannon Holdings, L.L.C., both affiliates of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.4(f) to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 4, 2008 (File No. 333-151408-28))

Exhibit No.	Description

4.3(g)	Sixth Supplemental Indenture, dated as of April 16, 2008, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named in the Indenture thereto and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on April 21, 2008 (File No. 333-142546))

4.3(h)	Seventh Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc. an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.4 to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008 (File No. 333-142546))

4.3(i)	Eighth Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.6 to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008 (File No. 333-142546))

4.3(j)	Ninth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.8 to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008 (File No. 333-142546))

4.3(k)	Tenth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.4(k) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2009 (File No. 333-142546))

4.3(l)	Eleventh Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee, for U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.6(l) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546))

4.4(a)	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.6(a) to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

4.4(b)	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.6(b) to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

Exhibit No.	Description

4.4(c)	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to the Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2007 (File No. 333- 142546))

4.4(d)	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.5 to the Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2007 (File No. 333- 142546))

4.4(e)	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Business Media Holding Company, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.1 to the Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2008 (File No. 333-142546))

4.4(f)	Fifth Supplemental Indenture, dated as of April 9, 2008, among Audience Analytics, L.L.C., Cannon Holdings, L.L.C., both affiliates of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2008 (File No. 333-142546))

4.4(g)	Sixth Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008 (File No. 333-142546))

4.4(h)	Seventh Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008 (File No. 333-142546))

4.4(i)	Eighth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.7 to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008 (File No. 333-142546))

4.4(j)	Ninth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.6(j) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2009 (File No. 333-142546))

4.4(k)	Tenth Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for U.S. Dollar denominated 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.6(k) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546))

Exhibit No.	Description

4.4(l)	Eleventh Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee, for U.S. Dollar denominated 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.4(m)	Twelfth Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee, for U.S. Dollar denominated 12 1/2% Senior Subordinated Discount Notes due 2016 (incorporated herein by reference to Exhibit 4.1(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.5(a)	Amended and Restated Trust Deed, dated October 29, 2002, by and between VNU N.V. and Deutsche Trustee Company Limited relating to the VNU N.V. €200,000,000 Euro Medium Term Note Programme (incorporated herein by reference to Exhibit 4.8(a) to Amendment No. 1 to the Registration Statement of The Nielsen Company B.V. on Form S-4 filed on June 21, 2007 (File No. 333-142546))

4.5(b)	Supplemental Trust Deed, dated October 27, 2003, by and between VNU N.V. and Deutsche Trustee Company Limited relating to the €250,000,000 Euro Medium Term Note Programme (incorporated herein by reference to Exhibit 4.8(b) to Amendment No. 1 to the Registration Statement of The Nielsen Company B.V. on Form S-4 filed on June 21, 2007 (File No. 333- 142546))

4.6(a)	Indenture, dated as of January 27, 2009, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on January 28, 2009 (File No. 333-142546))

4.6(b)	First Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(a) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2009 (File No. 333-142546))

4.6(c)	Second Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for U.S. Dollar denominated 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546))

4.6(d)	Third Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2009 (File No. 333-142546))

4.6(e)	Fourth Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

Exhibit No.	Description

4.6(f)	Fifth Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.7(a)	Indenture, dated as of May 1, 2009, among Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.1(a) to the current report on Form 8-K of The Nielsen Company B.V. filed on May 1, 2009 (File No. 333-142546))

4.7(b)	First Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.10(a) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009, incorporated herein by reference (File No. 333-142546))

4.7(c)	Second Supplemental Indenture, dated as of August 19, 2009, among ACNielsenRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.10(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2009, incorporated herein by reference (File No. 333-142546))

4.7(d)	Third Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.7(e)	Fourth Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.8(a)	Indenture, dated as of October 12, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546))

4.8(b)	Registration Rights Agreement, dated as of October 12, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein), Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546))

4.8(c)	First Supplemental Indenture, dated as of November 9, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546))

4.8(d)	Registration Rights Agreement, dated as of November 9, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein), and J.P. Morgan Securities LLC (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546))

Exhibit No.	Description

4.8(e)	Second Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.4(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.8(f)	Third Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.4(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.9(a)	Indenture, dated as of January 31, 2011, between Nielsen Holdings N.V. and The Bank of New York, as trustee, relating to the 6.25% Mandatory Convertible Subordinated Bonds due 2013 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

10.1**	Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated January 31, 2011, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (file No. 001-35042)

10.2**	Employment Agreement, as amended and restated, dated as of December 15, 2008, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and TNC (US) Holdings, Inc. (incorporated herein by reference to Exhibit 10.5(c) to the Annual Report on Form 10-K of The Nielsen Company B.V. for the year ended December 31, 2008 (File No. 333-142546))

10.3**	Employment Arrangement, dated December 4, 2006, between VNU Group B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(a)**	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(b)**	Severance Agreement, dated as of February 2, 2007, by and between VNU Group B.V., VNU, Inc. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(c)**	Restricted Stock Unit Award Agreement, dated as of January 15, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(d) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(d)**	Stock Option Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(e) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333- 142546))

10.4(e)**	Sale Participation Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(f) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333- 142546))

Exhibit No.	Description

10.4(f)**	Management Stockholder’s Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(g) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(g)**	Restricted Stock Unit Award Agreement, dated as of June 19, 2009, between Valcon Acquisition Holding B.V. and Mitchell Habib (incorporated herein by reference to Exhibit 10.10(h) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546))

10.5(a)**	VNU Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.5(b)**	Amendment to the VNU Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.5(c)**	Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.6(a)**	VNU Deferred Compensation Plan, dated April 1, 2003 (incorporated herein by reference to Exhibit 10.13(a) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.6(b)**	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated May 10, 2006 (incorporated herein by reference to Exhibit 10.13(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.6(c)**	The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, incorporated herein by reference (File No. 333-142546))

10.7**	2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holding N.V. and its Subsidiaries, as amended and restated, effective August 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2011 (File No. 333-172256))

10.8**	Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.9**	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 10.16 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.10**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.11**	Form of Offer Letter, dated October 24, 2006, by and between VNU and James W. Cuminale (incorporated herein by reference to Exhibit 10.18 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.12**	Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West (incorporated herein by reference to Exhibit 10.19 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

Exhibit No.	Description

10.13**	Form of Offer Letter, dated March 22, 2007, by and between The Nielsen Company B.V. and Mitchell J. Habib (incorporated herein by reference to Exhibit 10.20 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.14(a)†	Amended and Restated Master Services Agreement, effective as of October 1, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(a) to the Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010) (File No. 333-167271))

10.14(b)†	Amendment Number 1 to the Amended and Restated Master Services Agreement, effective as of March 31, 2008, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(b) to the Form S-1 of Nielsen Holdings N.V. filed on January July 8, 2010) (File No. 333-167271))

10.14(c)	Amendment Number 2 to the Amended and Restated Master Services Agreement, effective as of October 31, 2007, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(c) to the Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010) (File No. 333-167271))

10.14(d)†	Amendment Number 3 to the Amended and Restated Master Services Agreement, effective as of May 11, 2009, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(d) to the Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010) (File No. 333-167271))

10.15(a)**	Severance Agreement, dated as of June 4, 2007, by and between The Nielsen Company B.V., The Nielsen Company (US), Inc. and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(a) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.15(b)**	Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC (incorporated herein by reference to Exhibit 10.22(b) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.15(c)**	Rollover Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC (incorporated herein by reference to Exhibit 10.22(c) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.15(d)**	Sale Participation Agreement, dated as of June 4, 2007, Valcon Acquisition Holding B.V., Pereg Holdings LLC and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(d) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.15(e)**	Management Stockholder’s Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l, Pereg Holdings LLC and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(e) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.16**	Form of Offer Letter, dated as of February 27, 2009, by and between The Nielsen Company B.V. and Itzhak Fisher (incorporated herein by reference to Exhibit 10.23 to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.17(a)**	Form of Centerview Stock Option Agreement (incorporated herein by reference to Exhibit 10.22(f) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009, incorporated herein by reference (File No. 333-142546))

10.17(b)**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2010 (File No. 333-142546))

Exhibit No.	Description

10.18**	Form of Offer Letter, dated May 8, 2007, by and between The Nielsen Company B.V. and Roberto Llamas (incorporated herein by reference to Exhibit 10.20 to the Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010) (File No. 333-167271))

10.19**	Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

10.20**	Management Stockholder’s Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and David L. Calhoun (incorporated herein by reference to Exhibit 10.22 to the Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010) (File No. 333-167271))

10.21	Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.22**	Nielsen Holdings 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2011 (File No. 333-172256))

10.23**	Nielsen Holdings Executive Annual Incentive Plan for Nielsen Holdings B.V. and its Subsidiaries (incorporated herein by reference to Exhibit 10.25 to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

10.24**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

10.25**	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.27 to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

10.26	Registration Rights Agreement, dated January 31, 2011, among Nielsen Holdings N.V., Valcon Acquisition Holding (Luxembourg) S.à r.l., AlpInvest Partners CS Investments 2006 C.V., Blackstone Capital Partners (Cayman) V L.P., Carlyle Partners IV Cayman, L.P., Hellman & Friedman Capital Partners V (Cayman), L.P., KKR VNU (Millennium) Limited, THL Fund VI Alternative Corp. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011) (File No. 001-35042))

10.27**	Stock Option Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V. and David L. Calhoun (incorporated herein by reference to Exhibit 10.29 to the Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010) (File No. 333-167271))

10.28**	Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands, Valcon Acquisition Holding (Luxembourg) S.à r.l., a private limited company incorporated under the laws of Luxembourg and David L. Calhoun (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546))

10.29**	Second Amended and Restated Employment Agreement, dated as of October 27, 2010, by and among David L. Calhoun and Nielsen Holdings, B.V., The Nielsen Company B.V., a Netherlands corporation, and TNC (US) Holdings, Inc. (formerly VNU, Inc.), a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546))

Exhibit No.	Description

21.1*	Nielsen Holdings N.V. Active Subsidiaries

23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*	Filed herewith.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

†	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings N.V.

(Registrant)

Date: March 1, 2011	/s/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ BRIAN J. WEST Brian J. West	Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/S/ JEFFREY R. CHARLTON Jeffrey R. Charlton	Senior Vice President, Controller (Principal Accounting Officer)	March 1, 2011

/S/ DAVID L. CALHOUN David L. Calhoun	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/S/ JAMES KILTS James Kilts	Chairman of the Board	March 1, 2011

/S/ JAMES ATTWOOD James Attwood	Director	March 1, 2011

/S/ RICHARD BRESSLER Richard Bressler	Director	March 1, 2011

/S/ MICHAEL CHAE Michael Chae	Director	March 1, 2011

/S/ PATRICK HEALY Patrick Healy	Director	March 1, 2011

/S/ ROBERT POZEN Robert Pozen	Director	March 1, 2011

/S/ SIMON BROWN Simon Brown	Director	March 1, 2011

/S/ IAIN LEIGH Iain Leigh	Director	March 1, 2011

/S/ ELIOT MERRILL Eliot Merrill	Director	March 1, 2011

/S/ ALEXANDER NAVAB Alexander Navab	Director	March 1, 2011

Signature	Title	Date

/S/ SCOTT SCHOEN Scott Schoen	Director	March 1, 2011

/S/ ROBERT REID Robert Reid	Director	March 1, 2011

/S/ JAVIER TERUEL Javier Teruel	Director	March 1, 2011

/S/ KAREN HOGUET Karen Hoguet	Director	March 1, 2011