Form 10-Q
period 2011-03-31
Nielsen Holdings N.V.
filed 2011-04-28
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35042

Nielsen Holdings N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0662038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Broadway New York, New York 10003 (646) 654-5000	Diemerhof 2 1112 XL Diemen The Netherlands +31 (0) 20 398 87 77

(Address of principal executive offices) (Zip Code) (Registrant’s telephone numbers including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 358,169,645 shares of the registrant’s Common Stock outstanding as of March 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2011	2010
Revenues	$1,302	$1,196

Cost of revenues, exclusive of depreciation and amortization shown separately below	549	520
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	543	400
Depreciation and amortization	136	141
Restructuring charges	23	3

Operating income	51	132

Interest income	1	1
Interest expense	(140)	(162)
Loss on derivative instruments	(1)	(10)
Foreign currency exchange transaction gains, net	7	79
Other (expense)/income, net	(230)	9

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(312)	49
Benefit for income taxes	134	1
Equity in net loss of affiliates	(2)	(2)

(Loss)/income from continuing operations	(180)	48
Loss from discontinued operations, net of tax	(1)	(5)

Net (loss)/income	(181)	43
Net income attributable to noncontrolling interests	1	1

Net (loss)/income attributable to Nielsen stockholders	$(182)	$42

Net (loss)/income per share of common stock, basic and diluted
(Loss)/income from continuing operations	$(0.55)	$0.17
Loss from discontinued operations, net of tax	—	(0.02)
Net (loss)/income attributable to Nielsen stockholders	$(0.55)	$0.15

Weighted-average shares of common stock outstanding, basic	331,248,626	276,154,291
Dilutive shares of common stock	—	2,572,384
Weighted-average shares of common stock outstanding, diluted	331,248,626	278,726,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$396	$421
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $36 as of March 31, 2011 and $31 as of December 31, 2010	997	1,014
Prepaid expenses and other current assets	254	219

Total current assets	1,647	1,654
Non-current assets
Property, plant and equipment, net	586	599
Goodwill	7,242	7,096
Other intangible assets, net	4,610	4,607
Deferred tax assets	222	61
Other non-current assets	383	412

Total assets	$14,690	$14,429

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$889	$962
Deferred revenues	447	452
Income tax liabilities	105	99
Current portion of long-term debt, capital lease obligations and short-term borrowings	149	94

Total current liabilities	1,590	1,607
Non-current liabilities
Long-term debt and capital lease obligations	7,050	8,464
Deferred tax liabilities	934	942
Other non-current liabilities	550	520

Total liabilities	10,124	11,533

Commitments and contingencies (Note 13)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,000,000,000 shares authorized; 359,174,112 and 276,997,921 shares issued and 358,169,645 and 276,059,333 shares outstanding at March 31, 2011 and December 31, 2010, respectively	30	22
Additional paid-in capital	6,364	4,570
Accumulated deficit	(1,791)	(1,609)
Accumulated other comprehensive loss, net of income taxes	(48)	(96)

Total Nielsen stockholders’ equity	4,555	2,887
Noncontrolling interests	11	9

Total equity	4,566	2,896

Total liabilities and equity	$14,690	$14,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Operating Activities
Net (loss)/income	$(181)	$43
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Stock-based compensation expense	4	5
Loss on sale of discontinued operations, net of tax	—	3
Currency exchange rate differences on financial transactions and other gains	(8)	(88)
Loss on extinguishment of debt	231	—
Loss on derivative instruments	1	10
Equity in net loss of affiliates, net of dividends received	6	5
Depreciation and amortization	136	141
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	57	24
Prepaid expenses and other current assets	(25)	(11)
Accounts payable and other current liabilities and deferred revenues	(155)	(137)
Other non-current liabilities	2	(8)
Interest payable	47	14
Income taxes	(167)	(30)

Net cash used in operating activities	(52)	(29)

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(60)	(14)
Proceeds from sale of subsidiaries and affiliates, net	—	29
Additions to property, plant and equipment and other assets	(20)	(26)
Additions to intangible assets	(32)	(27)
Other investing activities	(1)	6

Net cash used in investing activities	(113)	(32)

Financing Activities
Proceeds from issuances of debt, net of issuance costs	277	—
Repayment of debt	(1,751)	(28)
Increase/(decrease) in other short-term borrowings	12	(2)
Proceeds from the issuance of common stock, net of issuance costs	1,801	—
Activity under stock plans	(2)	(1)
Other financing activities including debt extinguishment costs	(212)	(1)

Net cash provided by/(used in) financing activities	125	(32)

Effect of exchange-rate changes on cash and cash equivalents	15	(11)

Net decrease in cash and cash equivalents	(25)	(104)
Cash and cash equivalents at beginning of period	421	514

Cash and cash equivalents at end of period	$396	$410

Supplemental Cash Flow Information
Cash paid for income taxes	$(31)	$(27)
Cash paid for interest, net of amounts capitalized	$(93)	$(147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Notes to Condensed Consolidated Financial Statements (continued)

1. Background and Basis of Presentation

Background

Nielsen Holdings N.V. (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into three reporting segments: What Consumers Buy (“Buy”), What Consumers Watch (“Watch”) and Expositions. Nielsen has a presence in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€“). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2011 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Basic net income or loss per share is computed using the weighted-average number of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of employee stock options and restricted stock as well as the amount of potential shares to be converted associated with our mandatory convertible subordinated bonds due 2013. The effect of 16,596,428 shares of common stock equivalents under stock compensation plans have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 due to our net loss position in this period. Of this amount and assuming dilution, 4,664,215 potential common shares would have been included in the calculation of diluted earnings per share and 1,984,085 anti-dilutive stock options would have been excluded from the calculation. The effect of 4,281,571 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 because they would have been anti-dilutive. The Company’s mandatory convertible subordinated bonds due 2013 are convertible into between 10,416,700 and 12,499,925 shares of common stock, of which a weighted-average number of potential common shares of 7,563,394 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 due to our net loss position in this period.

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 was effective as of January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2011 or for the three months then ended.

3. Business Acquisitions

For the three months ended March 31, 2011, Nielsen paid cash consideration of $60 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisition occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2010, Nielsen paid cash consideration of $14 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Business Divestitures

Nielsen Publications

In December 2009 Nielsen substantially completed the planned exit of its Publications operating segment through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. During the three months ended March 31, 2010, Nielsen completed the exit of the remaining properties and recorded a net loss on sale of $3 million associated with these divestitures.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Revenues	$—	$7
Operating loss	(2)	(4)
Loss from operations before income taxes	(2)	(4)
Benefit for income taxes	1	2

Loss from operations	(1)	(2)
Loss on sale, net of tax	—	(3)

Loss from discontinued operations	$(1)	$(5)

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2011.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2010	$3,104	$3,432	$560	$7,096
Acquisitions, divestitures and purchase price adjustments	63	—	—	63
Effect of foreign currency translation	75	8	—	83

Balance, March 31, 2011	$3,242	$3,440	$560	$7,242

At March 31, 2011, $187 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$111	$110	$(31)	$(29)
Customer-related intangibles	2,841	2,789	(656)	(617)
Covenants-not-to-compete	22	22	(20)	(20)
Computer software	988	952	(592)	(551)
Patents and other	64	64	(38)	(34)

Total	$4,026	$3,937	$(1,337)	$(1,251)

The amortization expense for the three months ended March 31, 2011 and 2010 was $79 million and $85 million, respectively.

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

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2010	$65
Charges	23
Payments	(19)
Effect of foreign currency translation and reclassification adjustments	2

Balance at March 31, 2011	$71

Nielsen recorded $23 million and $3 million in restructuring charges, primarily relating to severance costs, for the three months ended March 31, 2011 and 2010, respectively.

Of the $71 million in remaining liabilities for restructuring actions, $61 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of March 31, 2011.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(IN MILLIONS)	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Interest rate swap arrangements(3)	19	—	19	—

Total	$41	$22	$19	$—

Liabilities:
Interest rate swap arrangements(3)	$48	$—	$48	$—
Deferred compensation liabilities(4)	20	20	—	—

Total	$68	$20	$48	$—

(IN MILLIONS)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	19	19	—	—
Interest rate swap arrangements(3)	16	—	16	—

Total	$37	$21	$16	$—

(IN MILLIONS)	December 31, 2010	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap arrangements(3)	$60	$—	$60	$—
Deferred compensation liabilities(4)	19	19	—	—

Total	$79	$19	$60	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other (expense)/income, net in the consolidated financial statements.
(3)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(4)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 8 “Long-term Debt and Other Financing Arrangements” for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2011, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of March 31, 2011 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $31 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
(IN MILLIONS)	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$19	$—	$20	$16	$—	$23

Derivatives not designated as hedging instruments
Interest rate swaps	$—	$28	$—	$—	$37	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2011 and 2010 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended March 31,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended March 31,
	2011	2010		2011	2010	2011	2010
Interest Rate Swaps	$1	$(7)	Interest expense	$(5)	$(3)	$(5)	$(14)

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended March 31, 2011 and 2010 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Three Months Ended March 31,
		2011	2010
Interest rate swaps	Loss on derivative instruments	$1	$10

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2011.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2011.

(IN MILLIONS)	March 31, 2011			December 31, 2010
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($1,610 million at March 31, 2011 and December 31, 2010) (LIBOR based variable rate of 2.26%) due 2013		$1,490	$1,480		$1,490	$1,472
Senior secured term loan ($2,386 million at March 31, 2011 and December 31, 2010) (LIBOR based weighted-average variable rate of 3.86%) due 2016		2,356	2,353		2,362	2,348
Senior secured term loan (€227 million at March 31, 2011 and December 31, 2010) (EURIBOR based variable rate of 2.86%) due 2013		289	287		272	267
Senior secured term loan (€273 million at March 31, 2011 and December 31, 2010) (EURIBOR based weighted-average variable rate of 4.52%) due 2016		378	375		357	346
$500 million 8.50% senior secured term loan due 2017		500	500		500	497
$635 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2016		—	—		—	—

Total senior secured credit facilities (with weighted-average interest rate)	4.07%	5,013	4,995	4.16%	4,981	4,930
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		—	—		999	1,049
$325 million 11.50% senior debenture loan due 2016 ($500 million at December 31, 2010)		304	358		467	540
$215 million 11.625% senior debenture loan due 2014 ($330 million at December 31, 2010)		201	236		307	355
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,160		1,084	1,122
€343 million 11.125% senior discount debenture loan due 2016		—	—		427	434
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.43%) due 2012		70	70		66	62
€30 million 6.75% private placement debenture loan (EMTN) due 2012		43	44		40	40
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		49	49		49	47
$288 million 6.25% mandatory convertible subordinated bonds due 2013		288	327		—	—

Total debenture loans (with weighted-average interest rate)	9.49%	2,039	2,244	11.33%	3,439	3,649
Other loans		4	4		5	5

Total long-term debt	5.64%	7,056	7,243	7.09%	8,425	8,584
Capital lease and other financing obligations		124			125
Bank overdrafts		19			8

Total debt and other financing arrangements		7,199			8,558

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		149			94

Non-current portion of long-term debt and capital lease and other financing obligations		$7,050			$8,464

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2011 to December 31, 2011	$69
2012	143
2013	2,096
2014	229
2015	28
2016	2,907
Thereafter	1,584

$7,056

Initial Public Offering and Use of Proceeds

On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts and other issuance costs.

Concurrent with its offering of common stock, the Company issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (the “Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts and other issuance costs. Interest on the Bonds will be payable quarterly in arrears in February, May, August and November of each year, commencing in May 2011. The Bonds will be mandatorily converted into between 10,416,700 and 12,499,925 shares of Nielsen’s common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of our common stock (the average of the volume weighted average price of Nielsen’s common stock for a 20 consecutive trading-day period beginning on the 25th trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively.

The Company utilized substantially all of the combined net proceeds associated with the aforementioned transactions to redeem and retire certain issuances of the Company’s long-term indebtedness as follows:

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

•

On March 2, 2011 the Company paid approximately $244 million to redeem €159 million (€169 million aggregate principal amount) of its 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount.

The Company recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in its condensed consolidated statement of operations for the three months ended March 31, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other (expense)/income, net in the condensed consolidated statement of operations.

Amendment to Senior Secured Credit Facility

On March 23, 2011, Nielsen entered into an amendment (the “Amendment Agreement”) to its Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009 (the “Credit Agreement”), among the Company, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent. The Amendment Agreement documents the terms of new revolving credit commitments obtained by the Company in connection with a revolving credit commitment extension offer. In connection with the Amendment Agreement, the Company terminated the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 9, 2012, and replaced them with new revolving credit commitments totaling $635 million with a final maturity date of April 1, 2016.

Revolving loans made pursuant to the new revolving credit commitments may be drawn in U.S. Dollars or Euros (at the election of the borrowers) and bear a tiered floating interest rate of LIBOR plus a margin ranging from 2.25% to 3.50% based on the Total Leverage Ratio (as defined in the Credit Agreement). Margins on base rate loans range from 1.25% to 2.50% also based on the Total Leverage Ratio. A commitment fee is payable on the unused portion of the new revolving credit commitments ranging from 0.375% to 0.75% depending on the Total Leverage Ratio.

9. Stockholders’ Equity

Common stock activity is as follows:

Three Months Ended March 31, 2011
Actual number of shares of common stock outstanding
Beginning of period	276,059,333
Shares of common stock issued through initial public offering	82,142,858
Shares of common stock vested through compensation plans	33,333
Repurchases of common stock	(65,879)

End of period	358,169,645

Shares of common stock repurchased described above are privately negotiated transactions. Cumulative shares of treasury stock were 1,004,467 and 938,588 as of March 31, 2011 and December 31, 2010, respectively, with a corresponding cost of $17 million and $15 million, respectively. No dividends were declared or paid during the three months ended March 31, 2011.

10. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Net (loss)/income	$(181)	$43
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	43	(48)
Changes in the fair value of cash flow hedges	7	6
Pension liability	(1)	—

Total other comprehensive income/(loss)	49	(42)

Total comprehensive (loss)/income	(132)	1
Comprehensive income attributable to noncontrolling interests	2	—

Total other comprehensive (loss)/income attributable to Nielsen stockholders.	$(134)	$1

11. Income Taxes

Nielsen has a presence in approximately 100 countries around the world and its earnings are taxed at the applicable local country income tax rate in effect.

The effective tax benefit rates for the three months ended March 31, 2011 and 2010 were 43% and 2%, respectively. The tax benefit for the three months ended March 31, 2011 was higher than the statutory expense rate primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns. The tax benefit for the three months ended March 31, 2010 was significantly different from the statutory expense rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of March 31, 2011 and December 31, 2010. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

12. Related Party Transactions

On January 31, 2011, each of Nielsen’s subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and the Company recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. The Company recorded $3 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three months ended March 31, 2010.

13. Commitments and Contingencies

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

14. Segments

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2011
Revenues	$815	$431	$56	$—	$1,302
Depreciation and amortization	$51	$76	$7	$2	$136
Restructuring costs	$17	$4	$—	$2	$23
Stock-based compensation	$2	$1	$—	$1	$4
Other items(1)	$—	$—	$—	$106	$106
Operating income/(loss)	$64	$82	$26	$(121)	$51
Business segment income/(loss) (2)	$134	$163	$33	$(10)	$320
Total assets as of March 31, 2011	$6,943	$6,463	$827	$457	$14,690

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2010
Revenues	$742	$405	$49	$—	$1,196
Depreciation and amortization	$57	$72	$8	$4	$141
Restructuring costs	$2	$(1)	$1	$1	$3
Stock-based compensation	$2	$1	$—	$2	$5
Other items(1)	$2	$1	$(1)	$7	$9
Operating income/(loss)	$62	$71	$18	$(19)	$132
Business segment income/(loss) (2)	$125	$144	$26	$(5)	$290
Total assets as of December 31, 2010	$6,759	$6,504	$825	$341	$14,429

(1)	Other items include $102 million for the termination and settlement of the Sponsor Advisory Agreements for the three months ended March 31, 2011 and sponsor management fees, travel and consulting of $3 million for the three months ended March 31, 2010. Other items also include consulting and other costs of $4 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, associated with information technology infrastructure transformation, fees associated with certain consulting arrangements and preparatory costs for our initial public offering of common stock.

(2)	The Company’s chief operating decision making group uses business segment income/(loss) to consistently measure performance from period to period both at the consolidated level as well as within its operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings N.V. (“the Company” or “Nielsen”) for the year ended December 31, 2010 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 1, 2011, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2010 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Background and Executive Summary

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

We are focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements and portfolio restructuring actions while at the same time investing in key programs to enhance future growth opportunities.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Our geographic operating footprint requires disciplined global and local resource management of internal and third party providers to ensure success. In addition, our financial position leverage requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

Business Segment Overview

We align our business into three reporting segments: What Consumers Buy (consumer purchasing measurement and analytics), What Consumers Watch (media audience measurement and analytics) and Expositions. Our Buy and Watch segments, which together generate substantially all of our revenues, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

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

Certain corporate costs, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2011, we paid cash consideration of $60 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisition occurred as of January 1, 2011, the impact on our consolidated results of operations would not have been material.

For the three months ended March 31, 2010, we paid cash consideration of $14 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2011	2010
U.S. Dollar	52%	53%
Euro	13%	14%
Other Currencies	35%	33%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.37 to €1.00 and $1.39 to €1.00 for the three months ended March 31, 2011 and 2010, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Revenues	$1,302	$1,196

Cost of revenues, exclusive of depreciation and amortization shown separately below	549	520
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	543	400
Depreciation and amortization	136	141
Restructuring charges	23	3

Operating income	51	132

Interest income	1	1
Interest expense	(140)	(162)
Loss on derivative instruments	(1)	(10)
Foreign currency exchange transaction gains, net	7	79
Other (expense)/income, net	(230)	9

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(312)	49
Benefit for income taxes	134	1
Equity in net loss of affiliates	(2)	(2)

(Loss)/income from continuing operations	(180)	48
Loss from discontinued operations, net of tax	(1)	(5)

Net (loss)/income	(181)	43
Net income attributable to noncontrolling interests	1	1

Net (loss)/income attributable to Nielsen stockholders	$(182)	$42

Net (Loss)/Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss in our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, goodwill and intangible asset impairment charges, stock compensation expense and other non-operating items in our consolidated statements of operations as well as certain other items specifically described below.

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

Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The below table presents a reconciliation from net (loss)/income to Adjusted EBITDA for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Net (loss)/income	$(181)	$43
Loss from discontinued operations, net	1	5
Interest expense, net	139	161
Benefit for income taxes	(134)	(1)
Depreciation and amortization	136	141

EBITDA	(39)	349
Equity in net loss of affiliates	2	2
Other non-operating expense/(income), net	224	(78)
Restructuring charges	23	3
Stock-based compensation expense	4	5
Other items(a)	106	9

Adjusted EBITDA	$320	$290

(a)	Other items include $102 million for the termination and settlement of the Sponsor Advisory Agreements for the three months ended March 31, 2011 and sponsor management fees, travel and consulting of $3 million for the three months ended March 31, 2010. Other items also include consulting and other costs of $4 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, associated with information technology infrastructure transformation, fees associated with certain consulting arrangements and preparatory costs for our initial public offering of common stock.

Consolidated Results for the Three Months Ended March 31, 2011 Versus the Three Months Ended March 31, 2010

Revenues

Our revenues increased 8.9% to $1,302 million for the three months ended March 31, 2011 from $1,196 million for the three months ended March 31, 2010, or 7.3% on a constant currency basis, which excludes a 1.6% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 9.8% increase within our Buy segment (7.9% on a constant currency basis), a 6.4% increase within our Watch segment (5.4% on a constant currency basis), and a 14.3% increase in our Expositions segment.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.6% to $549 million for the three months ended March 31, 2011 from $520 million for the three months ended March 31, 2010, or 4.2% on a constant currency basis, excluding a 1.4% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from a 10.1% increase within our Buy segment (8.1% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment decreased 2.2% (3.3% on a constant currency basis) due primarily to productivity savings and product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 35.8% to $543 million for the three months ended March 31, 2011 from $400 million for the three months ended March 31, 2010, or 34.1% on a constant currency basis, excluding a 1.7% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 10.2% increase within our Buy segment (8.7% on a constant currency basis) due to increases in client service costs and other investments associated with the global expansion of our services as well as a 13.1% increase within our Watch segment (11.8% on a constant currency basis) due primarily to increased investment in three-screen measurement initiatives. Corporate costs increased by approximately $102 million as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Depreciation and Amortization

Depreciation and amortization expense was $136 million for the three months ended March 31, 2011 as compared to $141 million for the three months ended March 31, 2010. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $50 million for the three months ended March 31, 2011 from $60 million for the three months ended March 31, 2010 resulting from lower amortization on purchase price adjustments for certain software assets that became fully amortized. This decline was offset by increases in depreciation and amortization expense associated with higher capital expenditures.

Restructuring Charges

We recorded $23 million and $3 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended March 31, 2011 and 2010, respectively.

Operating Income

Operating income for the three months ended March 31, 2011 was $51 million compared to operating income of $132 million for the three months ended March 31, 2010. Operating income of $64 million for the three months ended March 31, 2011 within our Buy segment increased from $62 million for the three months ended March 31, 2010. Operating income within our Watch segment was $82 million for the three months ended March 31, 2011 compared to $71 million for the three months ended March 31, 2010. Operating income within our Expositions segment was $26 million for the three months ended March 31, 2011 as compared to $18 million for the three months ended March 31, 2010. Corporate operating expenses increased to $121 million for the three months ended March 31, 2011 from $19 million for the three months ended March 31, 2010.

Interest Expense

Interest expense was $140 million for the three months ended March 31, 2011 compared to $162 million for the three months ended March 31, 2010, as decreases in interest costs associated with the impact of debt retirements during the quarter and lower interest costs on derivative instruments were only partially offset by increases in interest cost on our senior secured term loans and the mandatory convertible subordinated bonds.

Loss on Derivative Instruments

Loss on derivative instruments was $1 million for the three months ended March 31, 2011 compared to a loss of $10 million for the three months ended March 31, 2010. The reduction in losses resulted from the maturity of $1.5 billion in notional amount of interest rate swaps between February 2010 and November 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.37 to €1.00 for the three months ended March 31, 2011 as compared to $1.39 to €1.00 for the three months ended March 31, 2010.

Foreign currency exchange resulted in a $7 million gain for the three months ended March 31, 2011 compared to $79 million for the three months ended March 31, 2010. The gains in 2011 resulted primarily from the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan as well as fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro-denominated senior secured term loans and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other (Expense)/Income, Net

The $230 million other expense amount for the three months ended March 31, 2011 includes charges of approximately $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from our initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $1 million of other gains.

The $9 million other income amount for the three months ended March 31, 2010 was comprised of gains attributable to certain business divestitures.

Income Taxes

The effective tax benefit rates for the three months ended March 31, 2011 and 2010 were 43% and 2%, respectively. The tax benefit for the three months ended March 31, 2011 was higher than the statutory expense rate primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where we file tax returns. The tax benefit for the three months ended March 31, 2010 was significantly different from the statutory expense rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of March 31, 2011 and December 31, 2010. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

We file numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, we have subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2001 through 2008.

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. We are under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

Adjusted EBITDA

Our Adjusted EBITDA increased 10.3 % to $320 million for the three months ended March 31, 2011 from $290 million for the three months ended March 31, 2010, or 8.5% on a constant currency basis, excluding a 1.8% favorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010” for the reconciliation of net (loss)/income to Adjusted EBITDA.

Business Segment Results Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

The table below sets forth our segment revenue performance data three months ended March 31, 2011 compared to the three months ended March 31, 2010, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three months ended March 31, 2011 Reported	Three months ended March 31, 2010 Reported	% Variance 2011 vs. 2010 Reported	Three months ended March 31, 2010 Constant Currency	% Variance 2011 vs. 2010 Constant Currency
Revenues by segment
Buy	$815	$742	9.8%	$755	7.9%
Watch	431	405	6.4%	409	5.4%
Expositions	56	49	14.3%	49	14.3%

Total	$1,302	$1,196	8.9%	$1,213	7.3%

Buy Segment Revenues

Revenues increased 9.8% to $815 million for the three months ended March 31, 2011 from $742 million for the three months ended March 31, 2010, or 7.9% on a constant currency basis driven by a 22.7% increase in Developing markets (18.8% on a constant currency basis) and a 4.7% increase in Developed markets (3.7% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 11.9% to $603 million for the three months ended March 31, 2011 from $539 million for the three months ended March 31, 2010, or 9.8% on a constant currency basis. These increases were driven by 25.0% growth in Developing markets (20.3% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed markets increased 6.7% (5.6% on a constant currency basis) due to growth in retail measurement services in Western Europe and North America from new and existing customers.

Revenues from Insights services increased 4.4% to $212 million for the three months ended March 31, 2011 from $203 million for the three months ended March 31, 2010, or 2.9% on a constant currency basis. These increases were primarily driven by growth in Developing markets.

Watch Segment Revenues

Revenues increased 6.4% to $431 million for the three months ended March 31, 2011 from $405 million for the three months ended March 31, 2010, or 5.4% on a constant currency basis. Television measurement grew 6.5% driven by increases in spending from existing customers globally and the timing of certain product deliverables.

Expositions Segment Revenues

Revenues increased 14.3% to $56 million for the three months ended March 31, 2011 from $49 million for the three months ended March 31, 2010. More than half of this growth was driven by the impact of acquisitions, net of certain show closures with the remaining growth driven by certain sectors of existing shows.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2011 and 2010, adjusting for certain items affecting operating income/(loss), such as restructuring charges, impairment charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to consistently measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED MARCH 31, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$64	$17	$51	$2	$—	$134
Watch	82	4	76	1	—	163
Expositions	26	—	7	—	—	33
Corporate and Eliminations	(121)	2	2	1	106	(10)

Total Nielsen	$51	$23	$136	$4	$106	$320

THREE MONTHS ENDED MARCH 31, 2010 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$62	$2	$57	$2	$2	$125
Watch	71	(1)	72	1	1	144
Expositions	18	1	8	—	(1)	26
Corporate and Eliminations	(19)	1	4	2	7	(5)

Total Nielsen	$132	$3	$141	$5	$9	$290

(1)	Other items include $102 million for the termination and settlement of the Sponsor Advisory Agreements for the three months ended March 31, 2011 and sponsor management fees, travel and consulting of $3 million for the three months ended March 31, 2010. Other items also include consulting and other costs of $4 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, associated with information technology infrastructure transformation, fees associated with certain consulting arrangements and preparatory costs for our initial public offering of common stock.

(IN MILLIONS)	Three months ended March 31, 2011 Reported	Three months ended March 31, 2010 Reported	% Variance 2011 vs. 2010 Reported	Three months ended March 31, 2010 Constant Currency	% Variance 2011 vs. 2010 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$134	$125	7.2%	$129	3.9%
Watch	163	144	13.2%	145	12.4%
Expositions	33	26	26.9%	26	26.9%
Corporate and Eliminations	(10)	(5)	NM	(5)	NM

Total Nielsen	$320	$290	10.3%	$295	8.5%

Buy Segment Profitability

Operating income increased to $64 million for the three months ended March 31, 2011 from $62 million for the three months ended March 31, 2010 due to the revenue performance mentioned above, lower depreciation and amortization as well as the impact of changes in foreign currency exchange rates, offset in part by investments in Developing markets expansion and increases in data acquisition costs. Non-GAAP business segment income increased 3.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $82 million for the three months ended March 31, 2011 as compared to $71 million for the three months ended March 31, 2010. The increase was driven by the revenue performance discussed above and the impact of changes in foreign currency exchange rates, which was offset by increased depreciation and amortization expense associated with technology infrastructure initiatives and increased investment in three-screen measurement initiatives. Non-GAAP business segment income increased 12.4% on a constant currency basis.

Expositions Segment Profitability

Operating income was $26 million for the three months ended March 31, 2011 as compared to $18 million for the three months ended March 31, 2010 driven primarily by the revenue performance discussed above. Non-GAAP business segment income increased 26.9% on a constant currency basis.

Corporate and Eliminations Expenses

Operating expenses were $121 million for the three months ended March 31, 2011 as compared to $19 million for the three months ended March 31, 2010 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At March 31, 2011, cash and cash equivalents were $396 million and our total indebtedness was $7,199 million. In addition, we also had $611 million available for borrowing under our senior secured revolving credit facility at March 31, 2011.

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

Financing Transactions

Initial Public Offering and Use of Proceeds

On January 31, 2011, we completed an initial public offering of 82,142,858 shares of our €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts and other issuance costs.

Concurrent with our offering of common stock, we issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (the “ Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts and other issuance costs. Interest on the Bonds will be payable quarterly in arrears in February, May, August and November of each year, commencing in May 2011. The Bonds will be mandatorily converted into between 10,416,700 and 12,499,925 shares of our common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of our common stock (the average of the volume weighted average price of our common stock for a 20 consecutive trading-day period beginning on the 25th trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively.

We utilized substantially all of the combined net proceeds associated with the aforementioned transactions to redeem and retire certain issuances of our long-term indebtedness as follows:

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

•

On March 2, 2011, we paid approximately $244 million to redeem the remaining €159 million (€169 million aggregate principal amount) of our 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount.

We recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in our condensed consolidated statement of operations for the three months ended March 31, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other (expense)/income, net in the condensed consolidated statement of operations.

Amendment to Senior Secured Credit Facility

On March 23, 2011, we entered into an amendment (the “Amendment Agreement”) to our Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009 (the “Credit Agreement”), among us, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent. The Amendment Agreement documents the terms of new revolving credit commitments obtained by us in connection with a revolving credit commitment extension offer. In connection with the Amendment Agreement, we terminated the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 9, 2012, and replaced them with new revolving credit commitments totaling $635 million with a final maturity date of April 1, 2016.

Revolving loans made pursuant to the new revolving credit commitments may be drawn in U.S. Dollars or Euros (at the election of the borrowers) and bear a tiered floating interest rate of LIBOR plus a margin ranging from 2.25% to 3.50% based on the Total Leverage Ratio (as defined in the Credit Agreement). Margins on base rate loans range from 1.25% to 2.50% also based on the Total Leverage Ratio. A commitment fee is payable on the unused portion of the new revolving credit commitments ranging from 0.375% to 0.75% depending on the Total Leverage Ratio.

Cash Flows

Operating activities. Net cash used in operating activities was $52 million for the three months ended March 31, 2011, compared to $29 million for the three months ended March 31, 2010. The primary driver for the increase in cash used in operating activities was the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. The impact of the termination payment was partially offset by growth in Adjusted EBITDA and lower interest payments. Our key collections performance measure, days billing outstanding (DBO), was 52 days for the three months ended March 31, 2011 compared to 53 days for the three months ended March 31, 2010.

Investing activities. Net cash used in investing activities was $113 million for the three months ended March 31, 2011, compared to $32 million for the three months ended March 31, 2010. The primary driver for the increased usage of cash from investing activities was the increase in acquisition payments combined with lower proceeds from business divestitures.

Capital expenditures for property, plant, equipment, software and other assets totaled $52 million for the three months ended March 31, 2011 versus $53 million for the three months ended March 31, 2010.

Financing activities. Net cash provided by financing activities was $125 million for the three months ended March 31, 2011 as compared to net cash used in financing activities of $32 million for the three months ended March 31, 2010. The higher source of cash was driven by the results of the 2011 transactions described under the “Financing Transactions” section above.

Covenant Compliance

Financial covenants contained in our Credit Agreement consist of a maximum leverage ratio and a minimum interest coverage ratio as related to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to Covenant EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified threshold. Currently, the maximum permitted ratio is 7.5 to 1.0, with such maximum ratio declining over time to 6.25 to 1.0 for periods after October 1, 2012.

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the Credit Agreement) for the four quarters then ended to be less than a specified threshold. Currently, the minimum permitted ratio is 1.75 to 1.0, with such minimum ratio varying between 1.75 and 1.0 to 1.50 to 1.0 for subsequent periods.

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of March 31, 2011, we were in full compliance with the covenants described above.

Pursuant to our Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA (as defined below), as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. In 2010 our operations realized ECF, but no mandatory repayment was required due to our making voluntary repayments in the course of the year and our year-end total net debt to Covenant EBITDA ratio. Our next ECF measurement date will occur upon completion of the 2011 results, and therefore it is uncertain at this time if we will be required to make any corresponding mandatory prepayments in early 2012.

Transactions with Sponsors and Other Related Parties

On January 31, 2011, each of our subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and we recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. We recorded $3 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three months ended March 31, 2010.

Commitments and Contingencies

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. On January 13, 2011 the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims.

Other Legal Proceedings and Contingencies

We are subject to litigation and other claims in the ordinary course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, we expect that the ultimate disposition of these matters will not have a material adverse effect on our operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Off-Balance Sheet Arrangements

Except as otherwise disclosed, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 was effective as of January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13, did not have a material impact on our condensed consolidated financial statements as of March 31, 2011 or for the three months then ended.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. To manage the volatility relating to these exposures, we historically entered into a variety of derivative financial instruments, mainly interest rate swaps, foreign currency swaps and forward rate agreements. Currently we only employ basic contracts, that is, without options, embedded or otherwise. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of our net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 48% of our revenues and 45% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2011. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $7 million annually, with an immaterial impact on our profitability.

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

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2011:

	U.S. Dollar	Euro	Other Currencies
Revenues	52%	13%	35%
Operating costs	55%	14%	31%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2011, we had $4,583 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $46 million.

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

Equity Price Risk

We are not exposed to material equity risk.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in Note 13 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 above.

Item 1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the repurchase of shares of our common stock for the three months ended March 31, 2011, which are executed in privately negotiated transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2011 – January 31, 2011	—	$—
February 1, 2011 – February 28, 2011	—	$—
March 1, 2011 – March 31, 2011	65,879	$25.32

Total	65,879	$25.32

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings N.V. (Registrant)

Date: April 28, 2011	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this quarterly report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibits

10.1	Amendment No. 2, dated as of March 23, 2011, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent filed herein.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)