Form 10-Q
period 2011-06-30
Nielsen Holdings N.V.
filed 2011-07-28
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 358,689,881 shares of the registrant’s Common Stock outstanding as of June 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2011	2010	2011	2010
Revenues	$1,396	$1,270	$2,698	$2,466

Cost of revenues, exclusive of depreciation and amortization shown separately below	570	528	1,119	1,048
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	450	405	993	805
Depreciation and amortization	135	136	271	277
Restructuring charges	23	19	46	22

Operating income	218	182	269	314

Interest income	2	1	3	2
Interest expense	(114)	(160)	(254)	(322)
Loss on derivative instruments	—	(2)	(1)	(12)
Foreign currency exchange transaction (losses)/gains, net	(10)	67	(3)	146
Other income/(expense), net	9	—	(221)	9

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	105	88	(207)	137
(Provision)/benefit for income taxes	(39)	(13)	95	(12)
Equity in net income of affiliates	3	2	1	—

Income/(loss) from continuing operations	69	77	(111)	125
Loss from discontinued operations, net of tax	—	(3)	(1)	(8)

Net income/(loss)	69	74	(112)	117
Net income attributable to noncontrolling interests	—	—	1	1

Net income/(loss) attributable to Nielsen stockholders.	$69	$74	$(113)	116

Net income/(loss) per share of common stock, basic and diluted
Income/(loss) from continuing operations	$0.19	$0.28	$(0.33)	$0.45
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.03)

Net income/(loss) attributable to Nielsen stockholders	$0.19	$0.27	$(0.33)	$0.42

Weighted-average shares of common stock outstanding, basic	358,792,103	276,748,497	345,100,814	276,453,035
Dilutive shares of common stock from stock compensation plans	5,411,316	2,836,861	—	2,661,524

Weighted-average shares of common stock outstanding, diluted	364,203,419	279,585,358	345,100,814	279,114,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$374	$421
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $34 as of June 30, 2011 and $31 as of December 31, 2010	1,136	1,014
Prepaid expenses and other current assets	254	219

Total current assets	1,764	1,654
Non-current assets
Property, plant and equipment, net	595	599
Goodwill	7,300	7,096
Other intangible assets, net	4,633	4,607
Deferred tax assets	226	61
Other non-current assets	352	412

Total assets	$14,870	$14,429

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$966	$962
Deferred revenues	465	452
Income tax liabilities	116	99
Current portion of long-term debt, capital lease obligations and short-term borrowings	225	94

Total current liabilities	1,772	1,607
Non-current liabilities
Long-term debt and capital lease obligations	6,963	8,464
Deferred tax liabilities	943	942
Other non-current liabilities	541	520

Total liabilities	10,219	11,533

Commitments and contingencies (Note 13)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,000,000,000 shares authorized; 359,479,564 and 276,997,921 shares issued and 358,689,881 and 276,059,333 shares outstanding at June 30, 2011 and December 31, 2010, respectively	30	22
Additional paid-in capital	6,372	4,570
Accumulated deficit	(1,722)	(1,609)
Accumulated other comprehensive loss, net of income taxes	(40)	(96)

Total Nielsen stockholders’ equity	4,640	2,887
Noncontrolling interests	11	9

Total equity	4,651	2,896

Total liabilities and equity	$14,870	$14,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2011	2010
Operating Activities
Net (loss)/income	$(112)	$117
Adjustments to reconcile net(loss)/income to net cash provided by operating activities:
Stock-based compensation expense	10	9
Loss on sale of discontinued operations, net of tax	—	3
Currency exchange rate differences on financial transactions and other losses/(gains)	224	(155)
Loss on derivative instruments	1	12
Equity in net income of affiliates, net of dividends received	5	6
Depreciation and amortization	271	277
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(71)	(37)
Prepaid expenses and other current assets	(36)	(22)
Accounts payable and other current liabilities and deferred revenues	(88)	(92)
Other non-current liabilities	1	(7)
Interest payable	24	73
Income taxes	(159)	(55)

Net cash provided by operating activities	70	129

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(96)	(38)
Proceeds from sale of subsidiaries and affiliates, net	3	25
Additions to property, plant and equipment and other assets	(66)	(86)
Additions to intangible assets	(76)	(60)
Other investing activities	1	5

Net cash used in investing activities	(234)	(154)

Financing Activities
Proceeds from issuances of debt, net of issuance costs	277	—
Repayment of debt	(1,778)	(95)
Increase in other short-term borrowings	12	4
Proceeds from the issuance of common stock, net of issuance cost	1,801	—
Other financing activities including debt extinguishment costs	(215)	(6)

Net cash provided by/(used in) financing activities	97	(97)

Effect of exchange-rate changes on cash and cash equivalents	20	(21)

Net decrease in cash and cash equivalents	(47)	(143)
Cash and cash equivalents at beginning of period	421	514

Cash and cash equivalents at end of period	$374	$371

Supplemental Cash Flow Information
Cash paid for income taxes	$(63)	$(64)
Cash paid for interest, net of amounts capitalized	$(229)	$(249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Notes to Condensed Consolidated Financial Statements (continued)

1. Background, Basis of Presentation and Earnings Per Share

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€“). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2011 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Earnings per Share

Basic net income or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of employee stock options and restricted stock as well as the amount of potential shares to be converted associated with our mandatory convertible subordinated bonds due 2013.

The effect of 4,205,572 and 3,165,745 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2011 and 2010, respectively, as such shares would have been anti-dilutive.

The effect of 17,511,548 shares of common stock equivalents under stock compensation plans have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2011 due to our net loss position in this period. Of this amount and assuming dilution, 4,999,486 potential common shares would have been included in the calculation of diluted earnings per share and 3,107,086 anti-dilutive stock options would have been excluded from the calculation. The effect of 2,728,773 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2010 as such shares would have been anti-dilutive.

Additionally, the Company’s mandatory convertible subordinated bonds due 2013 are convertible into between 10,416,700 and 12,499,925 shares of common stock, of which a weighted-average number of potential common shares of 10,416,700 and 8,704,129 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011, respectively, as such shares would have been anti-dilutive.

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial accounting Standards Board (“FASB”) issued an accounting update that amends ASC 605 -“Revenue Recognition”, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy and eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This amendment was effective as of January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2011 or for the three and six months then ended.

Fair Value Measurement

        In May 2011, the FASB issued an accounting update that amends ASC 820 -“Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220 -“Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The Company is still considering the aforementioned presentation options, however, the adoption of this update will not have any other impact on the Company’s consolidated financial statements.

3. Business Acquisitions

For the six months ended June 30, 2011, Nielsen paid cash consideration of $96 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2010, Nielsen paid cash consideration of $38 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Business Divestitures

Nielsen Publications

In December 2009 Nielsen substantially completed the planned exit of its Publications operating segment through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. During the six months ended June 30, 2010, Nielsen completed the exit of the remaining properties and recorded a net loss on sale of $3 million associated with these divestitures. Summarized results of operations for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2011	2010	2011	2010
Revenues	$—	$1	$—	$8
Operating loss	—	(5)	(2)	(9)
Loss from operations before income taxes	—	(5)	(2)	(9)
Benefit for income taxes	—	2	1	4

Loss from operations	—	(3)	(1)	(5)
Loss on sale, net of tax	—	—	—	(3)

Loss from discontinued operations	$—	$(3)	$(1)	$(8)

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2011.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2010	$3,104	$3,432	$560	$7,096
Acquisitions, divestitures and purchase price adjustments	102	—	—	102
Effect of foreign currency translation	91	11	—	102

Balance, June 30, 2011	$3,297	$3,443	$560	$7,300

At June 30, 2011, $175 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Amortized intangibles:
Trade names and trademarks	$111	$110	$(33)	$(29)
Customer-related intangibles	2,870	2,789	(692)	(617)
Covenants-not-to-compete	32	22	(21)	(20)
Computer software	1,034	952	(630)	(551)
Patents and other	82	64	(41)	(34)

Total	$4,129	$3,937	$(1,417)	$(1,251)

The amortization expense for the three months ended June 30, 2011 and 2010 was $79 million and $75 million, respectively. The amortization expense for the six months ended June 30, 2011 and 2010 was $158 million and $160 million, respectively.

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

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2010	$65
Charges	46
Payments	(43)
Effect of foreign currency translation and reclassification adjustments	4

Balance at June 30, 2011	$72

Nielsen recorded $23 million and $19 million in restructuring charges for the three months ended June 30, 2011 and 2010, respectively, primarily relating to severance costs. Nielsen recorded $46 million and $22 million in restructuring charges for the six months ended June 30, 2011 and 2010, respectively, primarily relating to severance costs.

Of the $72 million in remaining liabilities for restructuring actions, $63 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated financial statements as of June 30, 2011.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

(IN MILLIONS)	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	21	21	—	—
Interest rate swap arrangements(3)	2	—	2	—

Total	$25	$23	$2	$—

Liabilities:
Interest rate swap arrangements(3)	$40	$—	$40	$—
Deferred compensation liabilities(4)	21	21	—	—

Total	$61	$21	$40	$—

(IN MILLIONS)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	19	19	—	—
Interest rate swap arrangements(3)	16	—	16	—

Total	$37	$21	$16	$—

Liabilities:
Interest rate swap arrangements(3)	$60	$—	$60	$—
Deferred compensation liabilities(4)	19	19	—	—

Total	$79	$19	$60	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other income/(expense), net in the condensed consolidated financial statements.
(3)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(4)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

Derivative Financial Instruments

Nielsen uses interest rate swap derivative instruments principally to manage the risk that changes in interest rates will affect the cash flows of its underlying debt obligations.

To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. Nielsen documents the relationship between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions as well as the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis. Nielsen recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, Nielsen recognizes the changes in fair value of these instruments in accumulated other comprehensive income/(loss).

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2011, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of June 30, 2011 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $28 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010
(IN MILLIONS)	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$2	$—	$20	$16	$—	$23

Derivatives not designated as hedging instruments
Interest rate swaps	$—	$20	$—	$—	$37	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2011 and 2010 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended June 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended June 30,
	2011	2010		2011	2010	2011	2010
Interest Rate Swaps	$23	$13	Interest expense	$5	$4	$6	$14

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2011 and 2010 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Six Months Ended June 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six Months Ended June 30,
	2011	2010		2011	2010	2011	2010
Interest Rate Swaps	$22	$20	Interest expense	$10	$7	$11	$28

Derivatives Not Designated as Hedging Instruments

The below table details the pre-tax effect of losses associated with derivative instruments not designated as hedges recorded in loss on derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2011	2010	2011	2010
Interest rate swaps	$—	$2	$1	$12

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three or six months ended June 30, 2011.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2011.

(IN MILLIONS)	June 30, 2011			December 31, 2010
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($1,610 million at June 30, 2011 and December 31, 2010) (LIBOR based variable rate of 2.19%) due 2013		$1,478	$1,458		$1,490	$1,472
Senior secured term loan ($2,386 million at June 30, 2011 and December 31, 2010) (LIBOR based weighted-average variable rate of 3.65%) due 2016		2,350	2,339		2,362	2,348
Senior secured term loan (€227 million at June 30, 2011 and December 31, 2010) (EURIBOR based variable rate of 3.18%) due 2013		288	286		272	267
Senior secured term loan (€273 million at June 30, 2011 and December 31, 2010) (EURIBOR based weighted-average variable rate of 4.75%) due 2016		385	383		357	346
$500 million 8.50% senior secured term loan due 2017		500	543		500	497
$635 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2016		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	3.99%	5,001	5,009	4.16%	4,981	4,930
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		—	—		999	1,049
$325 million 11.50% senior debenture loan due 2016 ($500 million at December 31, 2010)		305	357		467	540
$215 million 11.625% senior debenture loan due 2014 ($330 million at December 31, 2010)		202	236		307	355
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,138		1,084	1,122
€343 million 11.125% senior discount debenture loan due 2016		—	—		427	434
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.75%) due 2012		72	71		66	62
€30 million 6.75% private placement debenture loan (EMTN) due 2012		44	44		40	40
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		49	49		49	47
$288 million 6.25% mandatory convertible subordinated bonds due 2013		288	358		—	—

Total debenture loans (with weighted average interest rate)	9.50%	2,044	2,253	11.33%	3,439	3,649
Other loans		3	3		5	5

Total long-term debt	5.59%	7,048	7,265	7.09%	8,425	8,584
Capital lease and other financing obligations		121			125
Bank overdrafts		19			8

Total debt and other financing arrangements		7,188			8,558
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		225			94

Non-current portion of long-term debt and capital lease and other financing obligations		$6,963			$8,464

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2011 to December 31, 2011	$63
2012	145
2013	2,082
2014	230
2015	28
2016	2,916
Thereafter	1,584

$7,048

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

•

On February 25, 2011, the Company paid approximately $1,133 million to redeem all of its outstanding $999 million ($1,070 million aggregate principal amount) 12.5% Senior Subordinated Discount Notes Due 2016 at a price of 105.89% of the aggregate principal amount.

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

The Company recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in its condensed consolidated statement of operations for the six months ended June 30, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other income/(expense), net in the condensed consolidated statements of operations.

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

9. Stockholders’ Equity

Common stock activity is as follows:

Six Months Ended June 30, 2011
Actual number of shares of common stock outstanding
Beginning of period	276,059,333
Shares of common stock issued through initial public offering	82,142,858
Shares of common stock issued through business acquisitions	206,847
Shares of common stock issued through compensation plans	338,785
Repurchases of common stock	(57,942)

End of period	358,689,881

Shares of common stock repurchased described above are privately negotiated transactions. Cumulative shares of treasury stock were 789,683 and 938,588 as of June 30, 2011 and December 31, 2010, respectively, with a corresponding cost of $17 million and $15 million, respectively. No dividends were declared or paid during the six months ended June 30, 2011.

10. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2011	2010	2011	2010
Net income/(loss)	$69	$74	$(112)	$117
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	15	(96)	58	(144)
Changes in the fair value of cash flow hedges	(7)	3	—	9
Pension liability	—	—	(1)	—

Total other comprehensive income/(loss)	8	(93)	57	(135)

Total comprehensive income/(loss)	77	(19)	(55)	(18)
Comprehensive (loss)/income attributable to noncontrolling interests	—	(1)	2	(1)

Total comprehensive income/(loss) attributable to Nielsen stockholders	$77	$(18)	$(57)	$(17)

11. Income Taxes

Nielsen has a presence in approximately 100 countries around the world and its earnings are taxed at the applicable local country income tax rate in effect.

The effective tax rates for the three months ended June 30, 2011 and 2010 were 37% and 15%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010 were 46% (benefit) and 9%, respectively.

The tax rate for the three months ended June 30, 2011 was higher than the statutory rate, primarily due to the tax rate differences in other jurisdictions where the Company files tax returns and changes in estimates for other tax positions, partially offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2010 was lower than the statutory rate, primarily due to the favorable effect of certain foreign exchange gains and financing activities.

The tax benefit rate for the six months ended June 30, 2011 was higher than the statutory rate, primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns partially offset by changes in estimates for other tax positions. The tax rate for the six months ended June 30, 2010 was lower than the statutory rate, primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of June 30, 2011 and December 31, 2010. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2008.

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. The Company is under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the jurisdictions under examination.

12. Related Party Transactions

On January 31, 2011, each of Nielsen’s subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and the Company recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. The Company recorded $3 million and $6 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three and six months ended June 30, 2010, respectively.

13. Commitments and Contingencies

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. On January 13, 2011 the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against the Company by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by Nielsen. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims, and the appeal is currently pending in the U.S. Court of Appeals for the Eleventh Judicial Circuit.

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

Business Segment Information

Three months ended June 30, 2011 and June 30, 2010

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended June 30, 2011
Revenues	$911	$447	$38	$—	$1,396
Depreciation and amortization	$52	$74	$7	$2	$135
Restructuring charges	$17	$4	$1	$1	$23
Stock-based compensation	$1	$1	$—	$4	$6
Other items(1)	$1	$—	$—	$3	$4
Operating income/(loss)	$123	$106	$5	$(16)	$218
Business segment income/(loss)(2)	$194	$185	$13	$(6)	$386
Total assets as of June 30, 2011	$7,165	$6,457	$810	$438	$14,870

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended June 30, 2010
Revenues	$800	$432	$38	$—	$1,270
Depreciation and amortization	$52	$74	$6	$4	$136
Restructuring charges/(credits)	$6	$6	$(1)	$8	$19
Stock-based compensation	$1	$1	$—	$2	$4
Other items(1)	$—	$(1)	$1	$7	$7
Operating income/(loss)	$118	$85	$8	$(29)	$182
Business segment income/(loss)(2)	$177	$165	$14	$(8)	$348
Total assets as of December 31, 2010	$6,759	$6,504	$825	$341	$14,429

Six months ended June 30, 2011 and June 30, 2010

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Six Months Ended June 30, 2011
Revenues	$1,726	$878	$94	$—	$2,698
Depreciation and amortization	$103	$150	$14	$4	$271
Restructuring charges	$34	$8	$1	$3	$46
Stock-based compensation	$3	$2	$—	$5	$10
Other items(1)	$1	$—	$—	$109	$110
Operating income/(loss)	$187	$188	$31	$(137)	$269
Business segment income/(loss)(2)	$328	$348	$46	$(16)	$706

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Six Months Ended June 30, 2010
Revenues	$1,542	$837	$87	$—	$2,466
Depreciation and amortization	$109	$146	$14	$8	$277
Restructuring charges	$8	$5	$—	$9	$22
Stock-based compensation	$3	$2	$—	$4	$9
Other items(1)	$2	$—	$—	$14	$16
Operating income/(loss)	$180	$156	$26	$(48)	$314
Business segment income/(loss)(2)	$302	$309	$40	$(13)	$638

(1)	Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million for the six months ended June 30, 2011), costs related to the Company’s initial public offering and other deal related fees.

(2)	The Company’s chief operating decision making group uses business segment income/(loss) to consistently measure performance from period to period both at the consolidated level as well as within its operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2011, we paid cash consideration of $96 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2011, the impact on our consolidated results of operations would not have been material.

For the six months ended June 30, 2010, we paid cash consideration of $38 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Our foreign exchange revenue exposure is spread across several currencies, primarily the Euro. The table below sets forth the profile of our revenue by principal currency.

	Six Months Ended June 30,
	2011	2010
U.S. Dollar	50%	53%
Euro	14%	14%
Other Currencies	36%	33%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.40 to €1.00 and $1.33 to €1.00 for the six months ended June 30, 2011 and 2010, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2011	2010
Revenues	$1,396	$1,270

Cost of revenues, exclusive of depreciation and amortization shown separately below	570	528
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	450	405
Depreciation and amortization	135	136
Restructuring charges	23	19

Operating income	218	182

Interest income	2	1
Interest expense	(114)	(160)
Loss on derivative instruments	—	(2)
Foreign currency exchange transaction (losses)/gains, net	(10)	67
Other income, net	9	—

Income from continuing operations before income taxes and equity in net income of affiliates	105	88
Provision for income taxes	(39)	(13)
Equity in net income of affiliates	3	2

Income from continuing operations	69	77
Loss from discontinued operations, net of tax	—	(3)

Net income	69	74

Net Income to Adjusted EBITDA Reconciliation

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(IN MILLIONS)	2011	2010
Net income	$69	$74
Loss from discontinued operations, net	—	3
Interest expense, net	112	159
Provision for income taxes	39	13
Depreciation and amortization	135	136

EBITDA	355	385
Equity in net income of affiliates	(3)	(2)
Other non-operating expense/(income), net	1	(65)
Restructuring charges	23	19
Stock-based compensation expense	6	4
Other items(a)	4	7

Adjusted EBITDA	$386	$348

(a)	Other items primarily consist of Sponsor Advisory Fees, costs related to our initial public offering and other deal related fees.

Consolidated Results for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

Revenues increased 9.9% to $1,396 million for the three months ended June 30, 2011 from $1,270 million for the three months ended June 30, 2010, or 4.9% on a constant currency basis, excluding a 5.0% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 13.9% increase within our Buy segment (7.2% on a constant currency basis) and a 3.5% increase within our Watch segment (0.9% on a constant currency basis). Revenues in our Expositions segment were flat for the period.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 8.0% to $570 million for the three months ended June 30, 2011 from $528 million for the three months ended June 30, 2010, or 2.0% on a constant currency basis, excluding a 6.0% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from a 16.0% increase within our Buy segment (7.9% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment decreased 7.1% (9.6% on a constant currency basis) due primarily to productivity savings and product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 11.1% to $450 million for the three months ended June 30, 2011 from $405 million for the three months ended June 30, 2010, or 6.4% on a constant currency basis, excluding a 4.7% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 13.9% increase within our Buy segment (8.8% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services as well as a 9.4% increase within our Watch segment (4.5% on a constant currency basis) due primarily to increased investments in three-screen measurement initiatives. Corporate costs decreased by approximately $2 million primarily as a result of the termination and settlement of the Sponsor Advisory Agreements.

Depreciation and Amortization

Depreciation and amortization expense was $135 million for the three months ended June 30, 2011 as compared to $136 million for the three months ended June 30, 2010. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $49 million for the three months ended June 30, 2011 from $56 million for the three months ended June 30, 2010 as a result of lower amortization on purchase price adjustments for certain software assets that became fully amortized. This decline was offset by increases in depreciation and amortization expense associated with additional capital expenditures.

Restructuring Charges

We recorded $23 million and $19 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended June 30, 2011 and 2010, respectively.

Operating Income

Operating income for the three months ended June 30, 2011 was $218 million as compared to $182 million for the three months ended June 30, 2010. Operating income within our Buy segment was $123 million for the three months ended June 30, 2011 as compared to $118 million for the three months ended June 30, 2010. Operating income within our Watch segment was $106 million for the three months ended June 30, 2011 as compared to $85 million for the three months ended June 30, 2010. Operating income within our Expositions segment was $5 million for the three months ended June 30, 2011 as compared to $8 million for the three months ended June 30, 2010. Corporate operating expenses were $16 million for the three months ended June 30, 2011 as compared to $29 million for the three months ended June 30, 2010.

Interest Expense

Interest expense was $114 million for the three months ended June 30, 2011 as compared to $160 million for the three months ended June 30, 2010. The decline related to the impact of debt retirements and lower interest costs on derivative instruments were only partially offset by increases in interest cost on our senior secured term loans and the mandatory convertible subordinated bonds.

Loss on Derivative Instruments

Loss on derivative instruments was zero for the three months ended June 30, 2011 as compared to a loss of $2 million for the three months ended June 30, 2010. The reduction in losses resulted from the maturity of $1.5 billion in notional amount of interest rate swaps between February 2010 and November 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction (Losses)/ Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.44 to €1.00 for the three months ended June 30, 2011 as compared to $1.28 to €1.00 for the three months ended June 30, 2010.

Foreign currency exchange resulted in a $10 million loss for the three months ended June 30, 2011 as compared to a $67 million gain for the three months ended June 30, 2010. The losses in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro-denominated senior secured term loans that were subsequently designated as net investment hedges and debenture loans that were subsequently retired.

Other Income, Net

The $9 million other income amount for the three months ended June 30, 2011 was primarily comprised of a gain attributable to an acquisition of the remaining interest of a previously nonconsolidated subsidiary.

Income Taxes

The effective tax rates for the three months ended June 30, 2011 and 2010 were 37% and 15%, respectively. The tax rate for the three months ended June 30, 2011 was higher than the statutory rate, primarily due to the tax rate differences in other jurisdictions where we file tax returns and changes in estimates for other tax positions, partially offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2010 was lower than the statutory rate, primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of June 30, 2011 and December 31, 2010. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

We file numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, we have subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2008.

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. We are under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the jurisdictions under examination.

Adjusted EBITDA

Adjusted EBITDA increased 10.9 % to $386 million for the three months ended June 30, 2011 from $348 million for the three months ended June 30, 2010, or 6.9% on a constant currency basis, excluding a 4.0% favorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three months ended June 30, 2011 (Reported)	Three months ended June 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Three months ended June 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Revenues by segment
Buy	$911	$800	13.9%	$850	7.2%
Watch	447	432	3.5%	443	0.9%
Expositions	38	38	—	38	—

Total	$1,396	$1,270	9.9%	$1,331	4.9%

Buy Segment Revenues

Revenues increased 13.9% to $911 million for the three months ended June 30, 2011 from $800 million for the three months ended June 30, 2010, or 7.2% on a constant currency basis driven by a 24.8% increase in Developing markets (16.6% on a constant currency basis) and a 9.3% increase in Developed markets (3.0% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 16.0% to $654 million for the three months ended June 30, 2011 from $564 million for the three months ended June 30, 2010, or 8.3% on a constant currency basis. Revenue from Developing markets increased 27.3% (18.4% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed markets increased 11.2% (4.1% on a constant currency basis) due to growth in retail measurement services in Western Europe and North America from new and existing customers.

Revenues from Insights services increased 8.9% to $257 million for the three months ended June 30, 2011 from $236 million for the three months ended June 30, 2010, or 4.5% on a constant currency basis. These increases were primarily driven by growth in Developing markets.

Watch Segment Revenues

Revenues increased 3.5% to $447 million for the three months ended June 30, 2011 from $432 million for the three months ended June 30, 2010, or 0.9% on a constant currency basis. Television measurement grew 3.8% driven by increases in spending from existing customers globally and the timing of certain product deliverables.

Expositions Segment Revenues

Revenues were $38 million for both the three months ended June 30, 2011 and 2010, respectively, as growth driven by certain sectors of existing shows was offset by certain show closures.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2011 and 2010, adjusting for certain items affecting operating income/(loss), such as restructuring charges, impairment charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to consistently measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$123	$17	$52	$1	$1	$194
Watch	106	4	74	1	—	185
Expositions	5	1	7	—	—	13
Corporate and Eliminations	(16)	1	2	4	3	(6)

Total Nielsen	$218	$23	$135	$6	$4	$386

THREE MONTHS ENDED JUNE 30, 2010 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges/ (Credits)	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$118	$6	$52	$1	$—	$177
Watch	85	6	74	1	(1)	165
Expositions	8	(1)	6	—	1	14
Corporate and Eliminations	(29)	8	4	2	7	(8)

Total Nielsen	$182	$19	$136	$4	$7	$348

(1)	Other items primarily consist of Sponsor Advisory Fees, costs related to the Company’s initial public offering and other deal related fees.

(IN MILLIONS)	Three months ended June 30, 2011 (Reported)	Three months ended June 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Three months ended June 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Non-GAAP Business Segment Income/(Loss)
Buy	$194	$177	9.6%	$188	3.2%
Watch	185	165	12.1%	167	10.8%
Expositions	13	14	(7.1)%	14	(7.1)%
Corporate and Eliminations	(6)	(8)	NM	(8)	NM

Total Nielsen	$386	$348	10.9%	$361	6.9%

Buy Segment Profitability

Operating income was $123 million for the three months ended June 30, 2011 as compared to $118 million for the three months ended June 30, 2010. The increase was driven by the revenue performance discussed above as well as the impact of changes in foreign currency exchange rates, offset in part by investments in Developing markets expansion, increases in data acquisition costs and higher restructuring charges. Non-GAAP business segment income increased 3.2% on a constant currency basis.

Watch Segment Profitability

Operating income was $106 million for the three months ended June 30, 2011 as compared to $85 million for the three months ended June 30, 2010. The increase was driven by the revenue performance discussed above and the impact of changes in foreign currency exchange rates, offset in part by increased investments in three-screen measurement initiatives. Non-GAAP business segment income increased 10.8% on a constant currency basis.

Expositions Segment Profitability

Operating income was $5 million for the three months ended June 30, 2011 as compared to $8 million for the three months ended June 30, 2010 driven primarily by the revenue performance discussed above and the increased costs due to business acquisitions.

Corporate and Eliminations Expenses

Operating expenses were $16 million for the three months ended June 30, 2011 as compared to $29 million for the three months ended June 30, 2010 due primarily to lower restructuring charges and the termination and settlement of the Sponsor Advisory Agreements.

Results of Operations – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2011	2010
Revenues	$2,698	$2,466

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,119	1,048
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	993	805
Depreciation and amortization	271	277
Restructuring charges	46	22

Operating income	269	314

Interest income	3	2
Interest expense	(254)	(322)
Loss on derivative instruments	(1)	(12)
Foreign currency exchange transaction (losses)/gains, net	(3)	146
Other (expense)/income, net	(221)	9

(Loss)/income from continuing operations before income taxes and equity in net income of affiliates	(207)	137
Benefit/(provision) for income taxes	95	(12)
Equity in net income of affiliates	1	—

(Loss)/income from continuing operations	(111)	125
Loss from discontinued operations, net of tax	(1)	(8)

Net (loss)/income	(112)	117

Net (Loss)/Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net (loss)/income to Adjusted EBITDA for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(IN MILLIONS)	2011	2010
Net (loss)/income	$(112)	$117
Loss from discontinued operations, net	1	8
Interest expense, net	251	320
(Benefit)/provision for income taxes	(95)	12
Depreciation and amortization	271	277

EBITDA	316	734
Equity in net income of affiliates	(1)	—
Other non-operating expense/(income), net	225	(143)
Restructuring charges	46	22
Stock-based compensation expense	10	9
Other items(a)	110	16

Adjusted EBITDA	$706	$638

(a)	Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million for the six months ended June 30, 2011), costs related to our initial public offering and other deal related fees.

Consolidated Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

Revenues increased 9.4% to $2,698 million for the six months ended June 30, 2011 from $2,466 million for the six months ended June 30, 2010, or 6.1% on a constant currency basis, which excludes a 3.3% favorable impact of changes in foreign currency exchange rates. These increases were driven by 11.9% increase within our Buy segment (7.5% on a constant currency basis), a 4.9% increase within our Watch segment (3.1% on a constant currency basis), and an 8.0% increase in our Expositions segment.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 6.8% to $1,119 million for the six months ended June 30, 2011 from $1,048 million for the six months ended June 30, 2010, or 3.1% on a constant currency basis, excluding a 3.7% unfavorable impact of changes in foreign currency exchange rates. Cost within our Buy segment increased 13.1% (8.0% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment decreased 4.7% (6.5% on a constant currency basis) due primarily to productivity savings and product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 23.4% to $993 million for the six months ended June 30, 2011 from $805 million for the six months ended June 30, 2010, or 19.9% on a constant currency basis, excluding a 3.5% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 12.1% increase within our Buy segment (8.7% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services as well as a 10.7% increase within our Watch segment (7.5% on a constant currency basis) due primarily to increased investment in three-screen measurement initiatives. Corporate costs increased by approximately $99 million primarily as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Depreciation and Amortization

Depreciation and amortization expense was $271 million for the six months ended June 30, 2011 as compared to $277 million for the six months ended June 30, 2010. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $99 million for the six months ended June 30, 2011 from $116 million for the six months ended

June 30, 2010 resulting from lower amortization on purchase price adjustments for certain software assets that became fully amortized. This decline was primarily offset by increases in depreciation and amortization expense associated with higher capital expenditures.

Restructuring Charges

We recorded $46 million and $22 million in restructuring charges relating to employee severance associated with productivity initiatives during the six months ended June 30, 2011 and 2010, respectively.

Operating Income

Operating income for the six months ended June 30, 2011 was $269 million as compared to operating income of $314 million for the six months ended June 30, 2010. Operating income within our Buy segment was $187 million for the six months ended June 30, 2011 as compared to $180 million for the six months ended June 30, 2010. Operating income within our Watch segment was $188 million for the six months ended June 30, 2011 as compared to $156 million for the six months ended June 30, 2010. Operating income within our Expositions segment was $31 million for the six months ended June 30, 2011 as compared to $26 million for the six months ended June 30, 2010. Corporate operating expenses were $137 million for the six months ended June 30, 2011 as compared to $48 million for the six months ended June 30, 2010.

Interest Expense

Interest expense was $254 million for the six months ended June 30, 2011 compared to $322 million for the six months ended June 30, 2010. The decline related to the impact of debt retirements and lower interest costs on derivative instruments, partially offset by increases in interest cost on our senior secured term loans and the mandatory convertible subordinated bonds.

Loss on Derivative Instruments

Loss on derivative instruments was $1 million for the six months ended June 30, 2011 as compared to $12 million for the six months ended June 30, 2010. The reduction in losses resulted from the maturity of $1.5 billion in notional amount of interest rate swaps between February 2010 and November 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.40 to €1.00 for the six months ended June 30, 2011 as compared to $1.33 to €1.00 for the six months ended June 30, 2010.

Foreign currency exchange resulted in a $3 million loss for the six months ended June 30, 2011 compared to a $146 million gain for the six months ended June 30, 2010. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio offset by the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro-denominated senior secured term loans that were subsequently designated as net investment hedges and debenture loans that were subsequently retired as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other(Expense)/Income, Net

The $221 million other expense amount for the six months ended June 30, 2011 includes charges of approximately $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from our initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $10 million of other gains primarily related to an acquisition of the remaining interest of a previously nonconsolidated subsidiary.

Income Taxes

The effective tax rates for the six months ended June 30, 2011 and 2010 were 46% (benefit) and 9%, respectively. The tax benefit rate for the six months ended June 30, 2011 was higher than the statutory rate primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where we file tax returns partially offset by changes in estimates for other tax positions. The tax rate for the six months ended June 30, 2010 was lower than the statutory rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Adjusted EBITDA

Adjusted EBITDA increased 10.7% to $706 million for the six months ended June 30, 2011 from $638 million for the six months ended June 30, 2010, or 7.6% on a constant currency basis, excluding a 3.1% favorable impact of changes in foreign currency exchange rates. See “Results of Operations – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010” for the reconciliation of net (loss)/income to Adjusted EBITDA.

Business Segment Results Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

The table below sets forth our segment revenue performance data six months ended June 30, 2011 compared to the six months ended June 30, 2010, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six months ended June 30, 2011 (Reported)	Six months ended June 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Six months ended June 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Revenues by segment
Buy	$1,726	$1,542	11.9%	$1,605	7.5%
Watch	878	837	4.9%	852	3.1%
Expositions	94	87	8.0%	87	8.0%

Total	$2,698	$2,466	9.4%	$2,544	6.1%

Buy Segment Revenues

Revenues increased 11.9% to $1,726 million for the six months ended June 30, 2011 from $1,542 million for the six months ended June 30, 2010, or 7.5% on a constant currency basis driven by a 23.6% increase in Developing markets (17.4% on a constant currency basis) and a 7.1% increase in Developed markets (3.4% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 14.1% to $1,258 million for the six months ended June 30, 2011 from $1,103 million for the six months ended June 30, 2010, or 9.1% on a constant currency basis. Revenue from Developing markets increased 25.8% (19.2% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed markets increased 9.1% (4.8% on a constant currency basis) due to growth in retail measurement services in Western Europe and North America from new and existing customers.

Revenues from Insights services increased 6.6% to $468 million for the six months ended June 30, 2011 from $439 million for the six months ended June 30, 2010, or 3.5% on a constant currency basis. These increases were primarily driven by growth in Developing markets.

Watch Segment Revenues

Revenues increased 4.9% to $878 million for the six months ended June 30, 2011 from $837 million for the six months ended June 30, 2010, or 3.1% on a constant currency basis. Television measurement grew 5.1% driven by increases in spending from existing customers globally and the timing of certain product deliverables.

Expositions Segment Revenues

Revenues increased 8.0% to $94 million for the six months ended June 30, 2011 from $87 million for the six months ended June 30, 2010. More than half of this growth was driven by the impact of acquisitions, net of certain show closures with the remaining growth driven by certain sectors of existing shows.

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$187	$34	$103	$3	$1	$328
Watch	188	8	150	2	—	348
Expositions	31	1	14	—	—	46
Corporate and Eliminations	(137)	3	4	5	109	(16)

SIX MONTHS ENDED JUNE 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Total Nielsen	$269	$46	271	$10	$110	$706

SIX MONTHS ENDED JUNE 30, 2010 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$180	$8	$109	$3	$2	$302
Watch	156	5	146	2	—	309
Expositions	26	—	14	—	—	40
Corporate and Eliminations	(48)	9	8	4	14	(13)

Total Nielsen	$314	$22	$277	$9	$16	$638

(1)	Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), cash related to our initial public offering and other deal related fees.

(IN MILLIONS)	Six months ended June 30, 2011 (Reported)	Six months ended June 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Six months ended June 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Non-GAAP Business Segment Income/(Loss)
Buy	$328	$302	8.6%	$317	3.5%
Watch	348	309	12.6%	312	11.5%
Expositions	46	40	15.0%	40	15.0%
Corporate and Eliminations	(16)	(13)	NM	(13)	NM

Total Nielsen	$706	$638	10.7%	$656	7.6%

Buy Segment Profitability

Operating income was $187 million for the six months ended June 30, 2011 as compared to $180 million for the six months ended June 30, 2010. The increase was driven by the revenue performance discussed above, lower depreciation and amortization as well as the impact of changes in foreign currency exchange rates, offset in part by investments in Developing markets expansion and increases in data acquisition costs as well as higher restructuring charges. Non-GAAP business segment income increased 3.5% on a constant currency basis.

Watch Segment Profitability

Operating income was $188 million for the six months ended June 30, 2011 as compared to $156 million for the six months ended June 30, 2010. The increase was driven by the revenue performance discussed above and the impact of changes in foreign currency exchange rates, partially offset by increased depreciation and amortization expense associated with technology infrastructure initiatives and increased investment in three-screen measurement initiatives. Non-GAAP business segment income increased 11.5% on a constant currency basis.

Expositions Segment Profitability

Operating income was $31 million for the six months ended June 30, 2011 as compared to $26 million for the six months ended June 30, 2010 driven primarily by the revenue performance discussed above.

Corporate and Eliminations Expenses

Operating expenses were $137 million for the six months ended June 30, 2011 as compared to $48 million for the six months ended June 30, 2010 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At June 30, 2011, cash and cash equivalents were $374 million and our total indebtedness was $7,188 million. In addition, we also had $615 million available for borrowing under our senior secured revolving credit facility at June 30, 2011.

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

•

On February 25, 2011, we paid approximately $1,133 million to redeem all of our outstanding $999 million ($1,070 million aggregate principal amount) 12.5% Senior Subordinated Discount Notes Due 2016 at a price of 105.89% of the aggregate principal amount.

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

We recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in our condensed consolidated statement of operations for the six months ended June 30, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other (expense)/income, net in the condensed consolidated statements of operations.

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

Cash Flows

Operating activities. Net cash provided by operating activities was $70 million for the six months ended June 30, 2011, as compared to $129 million for the six months ended June 30, 2010. The primary driver for the decrease in cash provided by operating activities was the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. The impact of the termination payment was partially offset by business growth and lower interest payments. Our key collections performance measure, days billing outstanding (DBO), was 52 days for the six months ended June 30, 2011 compared to 50 days for the six months ended June 30, 2010.

Investing activities. Net cash used in investing activities was $234 million for the six months ended June 30, 2011, compared to $154 million for the six months ended June 30, 2010. The primary driver for the increased usage of cash from investing activities was the increase in acquisition payments combined with lower proceeds from business divestitures.

Capital expenditures for property, plant, equipment, software and other assets totaled $142 million for the six months ended June 30, 2011 versus $146 million for the six months ended June 30, 2010.

Financing activities. Net cash provided by financing activities was $97 million for the six months ended June 30, 2011 as compared to net cash used in financing activities of $97 million for the six months ended June 30, 2010. The higher source of cash was driven by the results of the 2011 transactions described under the “Financing Transactions” section above.

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

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of June 30, 2011, we were in full compliance with the covenants described above.

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

Transactions with Sponsors and Other Related Parties

On January 31, 2011, each of our subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and we recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. We recorded $3 million and $6 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three and six months ended June 30, 2010, respectively.

Commitments and Contingencies

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. On January 13, 2011 the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims, and the appeal is currently pending in the U.S. Court of Appeals for the Eleventh Judicial Circuit.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends ASC 605 - “Revenue Recognition”, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy and eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This amendment was effective as of January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements as of June 30, 2011 or for the three and six months then ended.

Fair Value Measurement

In May 2011, the FASB issued an accounting update that amends ASC 820 - “Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update is effective for us beginning in the second third quarter of fiscal year 2012. The adoption of this update is not expected to have a significant impact on our condensed consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220 - “Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. We are still considering the aforementioned presentation options, however, the adoption of this update will not have any other impact on our consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 50% of our revenues and 48% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2011. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $7 million annually, with an immaterial impact on our profitability.

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

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2011:

	U.S. Dollar	Euro	Other Currencies
Revenues	50%	14%	36%
Operating costs	52%	15%	33%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2011, we had $4,573 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $46 million.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information relating to the repurchase of shares of our common stock for the six months ended June 30, 2011, which are executed in privately negotiated transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2011 – January 31, 2011	10,795	$21.00
February 1, 2011 – February 28, 2011	—	$—
March 1, 2011 – March 31, 2011	41,712	$27.82
April 1, 2011 – April 30, 2011	—	$—
May 1, 2011 – May 31, 2011	—	$—
June 1, 2011 – June 30, 2011	5,435	$31.36

Total	57,942	$26.88

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings N.V. (Registrant)

Date: July 28, 2011	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

31.1	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Unaudited Business Segment Revenue and Income for Each of the Quarterly Periods in the Three Years ended December 31, 2010, 2009 and 2008

101	The following financial information from Nielsen Holdings N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.