Form 10-Q
period 2011-09-30
Nielsen Holdings N.V.
filed 2011-10-27
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 359,225,318 shares of the registrant’s Common Stock outstanding as of September 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2011	2010	2011	2010
Revenues	$1,413	$1,289	$4,111	$3,755

Cost of revenues, exclusive of depreciation and amortization shown separately below	554	521	1,673	1,569
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	460	414	1,453	1,219
Depreciation and amortization	125	142	396	419
Restructuring charges	9	11	55	33

Operating income	265	201	534	515

Interest income	2	1	5	3
Interest expense	(114)	(169)	(368)	(491)
Loss on derivative instruments	—	(5)	(1)	(17)
Foreign currency exchange transaction (losses)/gains, net	(4)	(5)	(7)	141
Other (expense)/income, net	—	—	(221)	9

Income/(loss) from continuing operations before income taxes and equity in net (loss)/income of affiliates	149	23	(58)	160
(Provision)/benefit for income taxes	(44)	(2)	51	(14)
Equity in net (loss)/income of affiliates	(2)	1	(1)	1

Income/(loss) from continuing operations	103	22	(8)	147
Loss from discontinued operations, net of tax	—	(11)	(1)	(19)

Net income/(loss)	103	11	(9)	128
Net income attributable to noncontrolling interests	1	—	2	1

Net income/(loss) attributable to Nielsen stockholders.	$102	$11	$(11)	127

Net income/(loss) per share of common stock, basic
Income/(loss) from continuing operations	$0.28	$0.08	$(0.03)	$0.53
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.07)
Net income/(loss) attributable to Nielsen stockholders	$0.28	$0.04	$(0.03)	$0.46
Net income/(loss) per share of common stock, diluted
Income/(loss) from continuing operations	$0.28	$0.08	$(0.03)	$0.52
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.07)
Net income/(loss) attributable to Nielsen stockholders	$0.28	$0.04	$(0.03)	$0.45
Weighted-average shares of common stock outstanding, basic	359,381,233	276,651,344	349,910,371	276,483,502
Dilutive shares of common stock from stock compensation plans	5,090,571	3,525,480	—	2,926,670

Weighted-average shares of common stock outstanding, diluted	364,471,804	280,176,824	349,910,371	279,410,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$404	$421
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $28 as of September 30, 2011 and $31 as of December 31, 2010	1,052	1,014
Prepaid expenses and other current assets	244	219

Total current assets	1,700	1,654
Non-current assets
Property, plant and equipment, net	557	599
Goodwill	7,143	7,096
Other intangible assets, net	4,581	4,607
Deferred tax assets	191	61
Other non-current assets	326	412

Total assets	$14,498	$14,429

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$939	$962
Deferred revenues	425	452
Income tax liabilities	120	99
Current portion of long-term debt, capital lease obligations and short-term borrowings	204	94

Total current liabilities	1,688	1,607
Non-current liabilities
Long-term debt and capital lease obligations	6,807	8,464
Deferred tax liabilities	916	942
Other non-current liabilities	533	520

Total liabilities	9,944	11,533

Commitments and contingencies (Note 13)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,000,000,000 shares authorized; 359,686,495 and 276,997,921 shares issued and 359,225,318 and 276,059,333 shares outstanding at September 30, 2011 and December 31, 2010, respectively	30	22
Additional paid-in capital	6,391	4,570
Accumulated deficit	(1,620)	(1,609)
Accumulated other comprehensive loss, net of income taxes	(258)	(96)

Total Nielsen stockholders’ equity	4,543	2,887
Noncontrolling interests	11	9

Total equity	4,554	2,896

Total liabilities and equity	$14,498	$14,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(IN MILLIONS)	2011	2010
Operating Activities
Net (loss)/income	$(9)	$128
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation expense	18	13
Loss on sale of discontinued operations, net of tax	—	4
Currency exchange rate differences on financial transactions and other losses/(gains)	228	(150)
Loss on derivative instruments	1	17
Equity in net (loss)/income of affiliates, net of dividends received	10	9
Depreciation and amortization	396	419
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(38)	(36)
Prepaid expenses and other current assets	(29)	(16)
Accounts payable and other current liabilities and deferred revenues	(148)	(97)
Other non-current liabilities	(2)	(9)
Interest payable	56	97
Income taxes	(144)	(85)

Net cash provided by operating activities	339	294

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(114)	(43)
Proceeds from sale of subsidiaries and affiliates, net	3	23
Additions to property, plant and equipment and other assets	(84)	(125)
Additions to intangible assets	(129)	(101)
Other investing activities	(2)	5

Net cash used in investing activities	(326)	(241)

Financing Activities
Proceeds from issuances of debt, net of issuance costs	277	—
Repayment of debt	(1,890)	(103)
Decrease in other short-term borrowings	(2)	(13)
Proceeds from the issuance of common stock, net of issuance cost	1,801	—
Activity under stock plans	3	(4)
Other financing activities including debt extinguishment costs	(216)	(20)

Net cash used in financing activities	(27)	(140)

Effect of exchange-rate changes on cash and cash equivalents	(3)	(4)

Net decrease in cash and cash equivalents	(17)	(91)
Cash and cash equivalents at beginning of period	421	514

Cash and cash equivalents at end of period	$404	$423

Supplemental Cash Flow Information
Cash paid for income taxes	$(92)	$(89)
Cash paid for interest, net of amounts capitalized	$(312)	$(392)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2011 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Earnings per Share

Basic net income or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of employee stock options and restricted stock as well as the amount of potential shares to be converted associated with the mandatory convertible subordinated bonds due 2013.

The effect of 5,871,363 and 3,134,603 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2011 and 2010, respectively, as such shares would have been anti-dilutive.

The effect of 18,387,402 shares of common stock equivalents under stock compensation plans have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2011 due to our net loss position in this period. Of this amount and assuming dilution, 5,020,344 potential common shares would have been included in the calculation of diluted earnings per share and 4,038,516 anti-dilutive stock options would have been excluded from the calculation. The effect of 2,785,864 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2010 as such shares would have been anti-dilutive.

Additionally, the Company’s mandatory convertible subordinated bonds due 2013 are convertible into between 10,416,700 and 12,499,925 shares of common stock, of which a weighted-average number of potential common shares of 10,416,700 and 9,233,851 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, as such shares would have been anti-dilutive.

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial accounting Standards Board (“FASB”) issued an accounting update that amends ASC 605 -“Revenue Recognition”, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy and eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This amendment was effective for Nielsen as of January 1, 2011 for revenue arrangements entered into or materially modified in 2011. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2011 or for the three and nine months then ended.

Fair Value Measurement

In May 2011, the FASB issued an accounting update that amends ASC 820 - “Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments are effective for Nielsen for interim and annual periods in 2012. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220 - “Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for Nielsen for interim and annual periods in 2012, with earlier adoption permitted. The Company is still considering the aforementioned presentation options, however, the adoption of this update will not have any other impact on the Company’s consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting update that amends ASC 350 - “Goodwill and Other Intangible Assets”, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective for Nielsen beginning in 2012, however, with earlier adoption permitted. The Company intends to apply the updated guidance to its October 1, 2011 annual impairment test. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Business Acquisitions

For the nine months ended September 30, 2011, Nielsen paid cash consideration of $114 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2010, Nielsen paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Business Divestitures

Nielsen Publications

In December 2009 Nielsen substantially completed the planned exit of its Publications operating segment through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. During the nine months ended September 30, 2010, Nielsen completed the exit of the remaining properties and recorded a net loss on sale of $4 million associated with these divestitures. Summarized results for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2011	2010	2011	2010
Revenues	$—	$—	$—	$8
Operating loss	—	(16)	(2)	(25)
Loss from operations before income taxes	—	(16)	(2)	(25)
Benefit for income taxes	—	6	1	10

Loss from operations	—	(10)	(1)	(15)
Loss on sale, net of tax	—	(1)	—	(4)

Loss from discontinued operations	$—	$(11)	$(1)	$(19)

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2011.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2010	$3,104	$3,432	$560	$7,096
Acquisitions, divestitures and other adjustments	104	18	—	122
Effect of foreign currency translation	(75)	—	—	(75)

Balance, September 30, 2011	$3,133	$3,450	$560	$7,143

At September 30, 2011, $175 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$113	$110	$(35)	$(29)
Customer-related intangibles	2,817	2,789	(711)	(617)
Covenants-not-to-compete	32	22	(22)	(20)
Computer software	1,093	952	(665)	(551)
Patents and other	81	64	(43)	(34)

Total	$4,136	$3,937	$(1,476)	$(1,251)

The amortization expense for the three months ended September 30, 2011 and 2010 was $77 million and $78 million, respectively. The amortization expense for the nine months ended September 30, 2011 and 2010 was $235 million and $238 million, respectively.

Certain of the trade names associated with Nielsen are deemed indefinite-lived intangible assets, as their associated Nielsen brand awareness and recognition have existed for over 50 years and the Company intends to continue to utilize these trade names. There are also no legal, regulatory, contractual, competitive, economic or other factors that may limit their estimated useful lives. Nielsen reconsiders the remaining estimated useful life of indefinite-lived intangible assets each reporting period.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2010	$65
Charges	55
Payments	(62)
Effect of foreign currency translation and reclassification adjustments	2

Balance at September 30, 2011	$60

Nielsen recorded $9 million and $11 million in restructuring charges for the three months ended September 30, 2011 and 2010, respectively, primarily relating to severance costs. Nielsen recorded $55 million and $33 million in restructuring charges for the nine months ended September 30, 2011 and 2010, respectively, primarily relating to severance costs.

Of the $60 million in remaining liabilities for restructuring actions, $50 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated financial statements as of September 30, 2011.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

(IN MILLIONS)	September 30, 2011	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	19	19	—	—

Total	$21	$21	$—	$—

Liabilities:
Interest rate swap arrangements(3)	$37	$—	$37	$—
Deferred compensation liabilities(4)	19	19	—	—

Total	$56	$19	$37	$—

(IN MILLIONS)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	19	19	—	—
Interest rate swap arrangements(3)	16	—	16	—

Total	$37	$21	$16	$—

Liabilities:
Interest rate swap arrangements(3)	$60	$—	$60	$—
Deferred compensation liabilities(4)	19	19	—	—

Total	$79	$19	$60	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other income/(expense), net in the condensed consolidated financial statements.
(3)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2011, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/(loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

In August 2011, the Company entered into $250 million in aggregate notional amount of four-year forward interest rate swap agreements with starting dates of September 9, 2011. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.84%.

As of September 30, 2011 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2012	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	March 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	November 2014	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2015	US Dollar
Interest rate swaps not designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$800,000,000	November 2011	US Dollar

Nielsen expects to recognize approximately $22 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$—	$27	$16	$—	$23

Derivatives not designated as hedging instruments
Interest rate swaps	$10	$—	$—	$37	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2011 and 2010 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended September 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended September 30,
	2011	2010		2011	2010	2011	2010
Interest Rate Swaps	$14	$8	Interest expense	$5	$3	$5	$13

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2011 and 2010 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Nine Months Ended September 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Nine Months Ended September 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine Months Ended September 30,
	2011	2010		2011	2010	2011	2010
Interest Rate Swaps	$36	$28	Interest expense	$15	$10	$16	$41

Derivatives Not Designated as Hedging Instruments

The below table details the pre-tax effect of losses associated with derivative instruments not designated as hedges recorded in loss on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2011	2010	2011	2010
Interest rate swaps	$—	$5	$1	$17

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three or nine months ended September 30, 2011.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2011.

(IN MILLIONS)	September 30, 2011			December 31, 2010
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($1,610 million at September 30, 2011 and December 31, 2010) (LIBOR based variable rate of 2.23%) due 2013		$1,395	$1,349		$1,490	$1,472
Senior secured term loan ($2,386 million at September 30, 2011 and December 31, 2010) (LIBOR based weighted-average variable rate of 3.69%) due 2016		2,344	2,252		2,362	2,348
Senior secured term loan (€227 million at September 30, 2011 and December 31, 2010) (Euro LIBOR based variable rate of 3.29%) due 2013		247	236		272	267
Senior secured term loan (€273 million at September 30, 2011 and December 31, 2010) (Euro LIBOR based weighted-average variable rate of 4.86%) due 2016		357	348		357	346
$500 million 8.50% senior secured term loan due 2017		500	538		500	497
$635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	4.06%	4,843	4,723	4.16%	4,981	4,930
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		—	—		999	1,049
$325 million 11.50% senior debenture loan due 2016 ($500 million at December 31, 2010)		306	348		467	540
$215 million 11.625% senior debenture loan due 2014 ($330 million at December 31, 2010)		203	230		307	355
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,107		1,084	1,122
€343 million 11.125% senior discount debenture loan due 2016		—	—		427	434
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 3.01%) due 2012		67	66		66	62
€30 million 6.75% private placement debenture loan (EMTN) due 2012		41	41		40	40
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		52	52		49	47
$288 million 6.25% mandatory convertible subordinated bonds due 2013		288	306		—	—

Total debenture loans (with weighted average interest rate)	9.53%	2,041	2,150	11.33%	3,439	3,649
Other loans		3	3		5	5

Total long-term debt	5.68%	6,887	6,876	7.09%	8,425	8,584
Capital lease and other financing obligations		118			125
Bank overdrafts		6			8

Total debt and other financing arrangements		7,011			8,558
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		204			94

Non-current portion of long-term debt and capital lease and other financing obligations		$6,807			$8,464

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2011 to December 31, 2011	$59
2012	138
2013	1,958
2014	230
2015	27
2016	2,891
Thereafter	1,584

$6,887

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

The Company recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in its condensed consolidated statement of operations for the nine months ended September 30, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other (expense)/income, net in the condensed consolidated statements of operations.

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

9. Stockholders’ Equity

Common stock activity is as follows:

Nine Months Ended September 30, 2011
Actual number of shares of common stock outstanding
Beginning of period	276,059,333
Shares of common stock issued through initial public offering	82,142,858
Shares of common stock issued through business acquisitions	535,353
Shares of common stock issued through compensation plans	545,716
Repurchases of common stock	(57,942)

End of period	359,225,318

Shares of common stock repurchased described above are privately negotiated transactions. Cumulative shares of treasury stock were 461,177 and 938,588 as of September 30, 2011 and December 31, 2010, respectively, with a corresponding cost of $8 million and $15 million, respectively. No dividends were declared or paid during the nine months ended September 30, 2011.

10. Comprehensive (Loss)/Income

The following table sets forth the components of comprehensive (loss)/income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2011	2010	2011	2010
Net income/(loss)	$103	$11	$(9)	$128
Other comprehensive (loss)/income, net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	(216)	86	(158)	(58)
Changes in the fair value of cash flow hedges	(3)	5	(3)	14
Pension liability	—	(2)	(1)	(2)

Total other comprehensive (loss)/income	(219)	89	(162)	(46)

Total comprehensive (loss)/income	(116)	100	(171)	82
Comprehensive income attributable to noncontrolling interests	—	3	2	2

Total comprehensive (loss)/income attributable to Nielsen stockholders	$(116)	$97	$(173)	$80

11. Income Taxes

Nielsen has a presence in approximately 100 countries around the world and its earnings are taxed at the applicable local country income tax rate in effect.

The effective tax rates for the three months ended September 30, 2011 and 2010 were 30% and 9%, respectively. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 88% (benefit) and 9%, respectively.

The tax rate for the three months ended September 30, 2011 was higher than the statutory rate, primarily due to the tax rate differences in other jurisdictions where the Company files tax returns and changes in estimates for other tax positions, partially offset by the favorable impact of certain financing activities. The tax rate for the three months ended September 30, 2010 was lower than the statutory rate, primarily due to the favorable effect of certain foreign exchange gains and financing activities.

The tax benefit rate for the nine months ended September 30, 2011 was higher than the statutory rate, primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns partially offset by changes in estimates for other tax positions. The tax rate for the nine months ended September 30, 2010 was lower than the statutory rate, primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of September 30, 2011 and December 31, 2010. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2007 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2008.

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. The Company is under Canadian audit for the years 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the jurisdictions under examination.

12. Related Party Transactions

On January 31, 2011, each of Nielsen’s subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and the Company recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. The Company recorded $3 million and $9 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three and nine months ended September 30, 2010, respectively.

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

Business Segment Information

Three months ended September 30, 2011 and September 30, 2010

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended September 30, 2011
Revenues	$906	$443	$64	$—	$1,413
Depreciation and amortization	$52	$65	$7	$1	$125
Restructuring charges	$6	$3	$—	$—	$9
Stock-based compensation	$2	$2	$—	$4	$8
Other items(1)	$—	$—	$—	$1	$1
Operating income/(loss)	$132	$110	$30	$(7)	$265
Business segment income/(loss)(2)	$192	$180	$37	$(1)	$408
Total assets as of September 30, 2011	$6,896	$6,410	$810	$382	$14,498

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended September 30, 2010
Revenues	$808	$418	$63	$—	$1,289
Depreciation and amortization	$53	$80	$7	$2	$142
Restructuring charges	$5	$2	$—	$4	$11
Stock-based compensation	$2	$—	$—	$2	$4
Other items(1)	$2	$2	$—	$9	$13
Operating income/(loss)	$107	$81	$29	$(16)	$201
Business segment income(2)	$169	$165	$36	$1	$371
Total assets as of December 31, 2010	$6,759	$6,504	$825	$341	$14,429

Nine months ended September 30, 2011 and September 30, 2010

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Nine months Ended September 30, 2011
Revenues	$2,632	$1,321	$158	$—	$4,111
Depreciation and amortization	$155	$215	$21	$5	$396
Restructuring charges	$40	$11	$1	$3	$55
Stock-based compensation	$5	$4	$—	$9	$18
Other items(1)	$1	$—	$—	$110	$111
Operating income/(loss)	$319	$298	$61	$(144)	$534
Business segment income/(loss)(2)	$520	$528	$83	$(17)	$1,114

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Nine months Ended September 30, 2010
Revenues	$2,350	$1,255	$150	$—	$3,755
Depreciation and amortization	$162	$226	$21	$10	$419
Restructuring charges	$13	$7	$—	$13	$33
Stock-based compensation	$5	$2	$—	$6	$13
Other items(1)	$4	$2	$—	$23	$29
Operating income/(loss)	$287	$237	$55	$(64)	$515
Business segment income/(loss)(2)	$471	$474	$76	$(12)	$1,009

(1)	Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million for the nine months ended September 30, 2011), costs related to the Company’s initial public offering and other deal related fees.

(2)	The Company’s chief operating decision making group uses business segment income/(loss) to consistently measure performance from period to period both at the consolidated level as well as within its operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segment Overview

We align our business into three reporting segments: What Consumers Buy (consumer purchasing measurement and analytics referred to herein as “Buy”), What Consumers Watch (media audience measurement and analytics referred to herein as “Watch”) and Expositions. Our Buy and Watch segments, which together generate substantially all of our revenues, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2011, we paid cash consideration of $114 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2011, the impact on our consolidated results of operations would not have been material.

For the nine months ended September 30, 2010, we paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

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

	Nine Months Ended September 30,
	2011	2010
U.S. Dollar	50%	53%
Euro	14%	14%
Other Currencies	36%	33%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.41 to €1.00 and $1.32 to €1.00 for the nine months ended September 30, 2011 and 2010, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We evaluate our results of operations on both a reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others and, accordingly, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2011	2010
Revenues	$1,413	$1,289

Cost of revenues, exclusive of depreciation and amortization shown separately below	554	521
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	460	414
Depreciation and amortization	125	142
Restructuring charges	9	11

Operating income	265	201

Interest income	2	1
Interest expense	(114)	(169)
Loss on derivative instruments	—	(5)
Foreign currency exchange transaction losses, net	(4)	(5)

Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	149	23
Provision for income taxes	(44)	(2)
Equity in net (loss)/income of affiliates	(2)	1

Income from continuing operations	103	22
Loss from discontinued operations, net of tax	—	(11)

Net income	$103	$11

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(IN MILLIONS)	2011	2010
Net income	$103	$11
Loss from discontinued operations, net	—	11
Interest expense, net	112	168
Provision for income taxes	44	2
Depreciation and amortization	125	142

EBITDA	384	334
Equity in net loss/(income) of affiliates	2	(1)
Other non-operating expense, net	4	10
Restructuring charges	9	11
Stock-based compensation expense	8	4
Other items(a)	1	13

Adjusted EBITDA	$408	$371

(a)	Other items primarily consist of Sponsor Advisory Fees, costs related to our initial public offering and other deal related fees.

Consolidated Results for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

Revenues increased 9.6% to $1,413 million for the three months ended September 30, 2011 from $1,289 million for the three months ended September 30, 2010, or 5.8% on a constant currency basis, excluding a 3.8% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 12.1% increase within our Buy segment (7.1% on a constant currency basis), a 6.0% increase within our Watch segment (4.0% on a constant currency basis) and a 1.6% increase within our Exposition segment.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 6.3% to $554 million for the three months ended September 30, 2011 from $521 million for the three months ended September 30, 2010, or 2.6% on a constant currency basis, excluding a 3.7% unfavorable impact of changes in foreign currency exchange rates. These increases resulted primarily from a 9.8% increase within our Buy segment (5.1% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment increased 2.4% (flat on a constant currency basis).

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 11.1% to $460 million for the three months ended September 30, 2011 from $414 million for the three months ended September 30, 2010, or 6.7% on a constant currency basis, excluding a 4.4% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 13.4% increase within our Buy segment (8.1% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services, and a 6.8% increase within our Watch segment (3.3% on a constant currency basis) due primarily to increased investments in three-screen measurement initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $125 million for the three months ended September 30, 2011 as compared to $142 million for the three months ended September 30, 2010. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $41 million for the three months ended September 30, 2011 from $51 million for the three months ended September 30, 2010 as a result of lower amortization on purchase price adjustments for certain software and hardware assets that became fully amortized. The overall decline was further driven by certain assets that became fully depreciated and was only offset slightly by increases in depreciation and amortization expense associated with additional capital expenditures.

Restructuring Charges

We recorded $9 million and $11 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended September 30, 2011 and 2010, respectively.

Operating Income

Operating income for the three months ended September 30, 2011 was $265 million as compared to $201 million for the three months ended September 30, 2010. Operating income within our Buy segment was $132 million for the three months ended September 30, 2011 as compared to $107 million for the three months ended September 30, 2010. Operating income within our Watch segment was $110 million for the three months ended September 30, 2011 as compared to $81 million for the three months ended September 30, 2010. Operating income within our Expositions segment was $30 million for the three months ended September 30, 2011 as compared to $29 million for the three months ended September 30, 2010. Corporate operating expenses were $7 million for the three months ended September 30, 2011 as compared to $16 million for the three months ended September 30, 2010.

Interest Expense

Interest expense was $114 million for the three months ended September 30, 2011 as compared to $169 million for the three months ended September 30, 2010. The decline related to the impact of debt retirements and lower interest costs on derivative instruments, partially offset by increases in interest costs associated with our senior secured term loans and from the issuance of our mandatory convertible subordinated bonds.

Loss on Derivative Instruments

We did not incur a loss on derivative instruments for the three months ended September 30, 2011 as compared to a loss of $5 million for the three months ended September 30, 2010. The reduction in losses resulted from the maturity of $1.5 billion in notional amount of interest rate swaps between February 2010 and November 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.41 to €1.00 for the three months ended September 30, 2011 as compared to $1.29 to €1.00 for the three months ended September 30, 2010.

Foreign currency exchange resulted in a $4 million loss for the three months ended September 30, 2011 as compared to a $5 million loss for the three months ended September 30, 2010. The losses in 2011 resulted primarily from the fluctuation in the value of the Japanese Yen against the Euro applied to our Japanese Yen denominated debenture as well as fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The losses in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro-denominated debenture as well as fluctuations in certain currencies associated with a portion of our intercompany loan portfolio.

Income Taxes

The effective tax rates for the three months ended September 30, 2011 and 2010 were 30% and 9%, respectively. The tax rate for the three months ended September 30, 2011 was higher than the statutory rate, primarily due to the tax rate differences in other jurisdictions where we file tax returns and changes in estimates for other tax positions, partially offset by the favorable impact of certain financing activities. The tax rate for the three months ended September 30, 2010 was lower than the statutory rate, primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of September 30, 2011 and December 31, 2010. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

We file numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal income tax examinations for 2007 and prior periods. In addition, we have subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2008.

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. We are under Canadian audit for the years 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the jurisdictions under examination.

Adjusted EBITDA

Adjusted EBITDA increased 10.0% to $408 million for the three months ended September 30, 2011 from $371 million for the three months ended September 30, 2010, or 7.1% on a constant currency basis, excluding a 2.9% favorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, both on a reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2011 (Reported)	Three Months Ended September 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Three Months Ended September 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Revenues by Segment
Buy	$906	$808	12.1%	$846	7.1%
Watch	443	418	6.0%	426	4.0%
Expositions	64	63	1.6%	63	1.6%

Total	$1,413	$1,289	9.6%	$1,335	5.8%

Buy Segment Revenues

Revenues increased 12.1% to $906 million for the three months ended September 30, 2011 from $808 million for the three months ended September 30, 2010, or 7.1% on a constant currency basis, driven by a 19.7% increase in Developing markets (14.3% on a constant currency basis) and an 8.7% increase in Developed markets (3.6% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 13.2% to $643 million for the three months ended September 30, 2011 from $568 million for the three months ended September 30, 2010, or 7.7% on a constant currency basis. Revenues from Developing markets increased 23.6% (17.5% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenues from Developed markets increased 8.9% (3.1% on a constant currency basis) due primarily to growth in retail measurement services in North America from new and existing customers.

Revenues from Insights services increased 9.6% to $263 million for the three months ended September 30, 2011 from $240 million for the three months ended September 30, 2010, or 5.6% on a constant currency basis. These increases were primarily driven by growth in Developing markets.

Watch Segment Revenues

Revenues increased 6.0% to $443 million for the three months ended September 30, 2011 from $418 million for the three months ended September 30, 2010, or 4.0% on a constant currency basis. Television measurement growth of 8.4% (6.3% on a constant currency basis) was driven by increases in spending from existing customers globally and the timing of certain product deliverables.

Expositions Segment Revenues

Revenues increased 1.6% to $64 million for the three months ended September 30, 2011 from $63 million for the three months ended September 30, 2010, as growth driven by increases in exhibitors for certain sectors of existing shows was partially offset by certain show closures.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2011 and 2010, adjusting for certain items affecting operating income/(loss), such as restructuring charges, impairment charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to consistently measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$132	$6	$52	$2	$—	$192
Watch	110	3	65	2	—	180
Expositions	30	—	7	—	—	37
Corporate and Eliminations	(7)	—	1	4	1	(1)

Total Nielsen	$265	$9	$125	$8	$1	$408

THREE MONTHS ENDED SEPTEMBER 30, 2010 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income

Buy	$107	$5	$53	$2	$2	$169
Watch	81	2	80	—	2	165
Expositions	29	—	7	—	—	36
Corporate and Eliminations	(16)	4	2	2	9	1

Total Nielsen	$201	$11	$142	$4	$13	$371

(1)	Other items primarily consist of Sponsor Advisory Fees, costs related to the Company’s initial public offering and other deal related fees.

(IN MILLIONS)	Three Months Ended September 30, 2011 (Reported)	Three Months Ended September 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Three Months Ended September 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Non-GAAP Business Segment Income/(Loss)
Buy	$192	$169	13.6%	$177	8.5%
Watch	180	165	9.1%	166	8.4%
Expositions	37	36	2.8%	36	2.8%
Corporate and Eliminations	(1)	1	NM	2	NM

Total Nielsen	$408	$371	10.0%	$381	7.1%

Buy Segment Profitability

Operating income was $132 million for the three months ended September 30, 2011 as compared to $107 million for the three months ended September 30, 2010. The increase was driven by the revenue performance discussed above and the impact of changes in foreign currency exchange rates, offset in part by investments in Developing markets expansion, increases in data acquisition costs and higher restructuring charges. Non-GAAP business segment income increased 8.5% on a constant currency basis.

Watch Segment Profitability

Operating income was $110 million for the three months ended September 30, 2011 as compared to $81 million for the three months ended September 30, 2010. The increase was driven by the revenue performance discussed above, the impact of cost savings initiatives and the impact of changes in foreign currency exchange rates, offset in part by increased investments in three-screen measurement initiatives. Non-GAAP business segment income increased 8.4% on a constant currency basis.

Expositions Segment Profitability

Operating income was $30 million for the three months ended September 30, 2011 as compared to $29 million for the three months ended September 30, 2010 driven primarily by the revenue performance discussed above.

Corporate and Eliminations Expenses

Operating expenses were $7 million for the three months ended September 30, 2011 as compared to $16 million for the three months ended September 30, 2010 due primarily to lower restructuring charges and the termination and settlement of the Sponsor Advisory Agreements.

Results of Operations – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2011	2010
Revenues	$4,111	$3,755

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,673	1,569
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,453	1,219
Depreciation and amortization	396	419
Restructuring charges	55	33

Operating income	534	515

Interest income	5	3
Interest expense	(368)	(491)
Loss on derivative instruments	(1)	(17)
Foreign currency exchange transaction (losses)/gains, net	(7)	141
Other (expense)/income, net	(221)	9

(Loss)/income from continuing operations before income taxes and equity in net (loss)/income of affiliates	(58)	160
Benefit/(provision) for income taxes	51	(14)
Equity in net (loss)/ income of affiliates	(1)	1

(Loss)/income from continuing operations	(8)	147
Loss from discontinued operations, net of tax	(1)	(19)

Net (loss)/income	$(9)	$128

Net (Loss)/Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net (loss)/income to Adjusted EBITDA for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(IN MILLIONS)	2011	2010
Net (loss)/income	$(9)	$128
Loss from discontinued operations, net	1	19
Interest expense, net	363	488
(Benefit)/provision for income taxes	(51)	14
Depreciation and amortization	396	419

EBITDA	700	1,068
Equity in net loss/(income) of affiliates	1	(1)
Other non-operating expense/(income), net	229	(133)
Restructuring charges	55	33
Stock-based compensation expense	18	13
Other items(a)	111	29

Adjusted EBITDA	$1,114	$1,009

(a)	Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million for the nine months ended September 30, 2011), costs related to our initial public offering and other deal related fees.

Consolidated Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

Revenues increased 9.5% to $4,111 million for the nine months ended September 30, 2011 from $3,755 million for the nine months ended September 30, 2010, or 6.0% on a constant currency basis, which excludes a 3.5% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 12.0% increase within our Buy segment (7.4% on a constant currency basis), a 5.3 % increase within our Watch segment (3.4% on a constant currency basis), and a 5.3% increase in our Expositions segment.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 6.6% to $1,673 million for the nine months ended September 30, 2011 from $1,569 million for the nine months ended September 30, 2010, or 2.9% on a constant currency basis, excluding a 3.7% unfavorable impact of changes in foreign currency exchange rates. Cost within our Buy segment increased 12.0% (7.0% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment decreased 2.5% (4.5% on a constant currency basis) due primarily to productivity savings and product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 19.2% to $1,453 million for the nine months ended September 30, 2011 from $1,219 million for the nine months ended September 30, 2010, or 15.4% on a constant currency basis, excluding a 3.8% unfavorable impact of changes in foreign currency exchange rates. These increases were primarily driven by a 12.6% increase within our Buy segment (8.6% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services, and a 9.3% increase within our Watch segment (6.0% on a constant currency basis) due primarily to increased investment in three-screen measurement initiatives. Corporate costs increased by approximately $100 million primarily as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Depreciation and Amortization

Depreciation and amortization expense was $396 million for the nine months ended September 30, 2011 as compared to $419 million for the nine months ended September 30, 2010. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $140 million for the nine months ended September 30, 2011 from $167 million for the nine months ended September 30, 2010 resulting from lower amortization on purchase price adjustments for certain software and hardware assets that became fully amortized. This decline was partially offset by increases in depreciation and amortization expense associated with additional capital expenditures.

Restructuring Charges

We recorded $55 million and $33 million in restructuring charges relating to employee severance associated with productivity initiatives during the nine months ended September 30, 2011 and 2010, respectively.

Operating Income

Operating income for the nine months ended September 30, 2011 was $534 million as compared to operating income of $515 million for the nine months ended September 30, 2010. Operating income within our Buy segment was $319 million for the nine months ended September 30, 2011 as compared to $287 million for the nine months ended September 30, 2010. Operating income within our Watch segment was $298 million for the nine months ended September 30, 2011 as compared to $237 million for the nine months ended September 30, 2010. Operating income within our Expositions segment was $61 million for the nine months ended September 30, 2011 as compared to $55 million for the nine months ended September 30, 2010. Corporate operating expenses were $144 million for the nine months ended September 30, 2011 as compared to $64 million for the nine months ended September 30, 2010.

Interest Expense

Interest expense was $368 million for the nine months ended September 30, 2011 compared to $491 million for the nine months ended September 30, 2010. The decline related to the impact of debt retirements and lower interest costs on derivative instruments, partially offset by increases in interest costs associated with our senior secured term loans and from the issuance of our mandatory convertible subordinated bonds.

Loss on Derivative Instruments

Loss on derivative instruments was $1 million for the nine months ended September 30, 2011 as compared to $17 million for the nine months ended September 30, 2010. The reduction in losses resulted from the maturity of $1.5 billion in notional amount of interest rate swaps between February 2010 and November 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.41 to €1.00 for the nine months ended September 30, 2011 as compared to $1.32 to €1.00 for the nine months ended September 30, 2010.

Foreign currency exchange resulted in a $7 million loss for the nine months ended September 30, 2011 compared to a $141 million gain for the nine months ended September 30, 2010. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio offset by the fluctuation in Japanese Yen as compared to the Euro applied to our Japanese Yen denominated debenture. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro-denominated senior secured term loans that were subsequently designated as net investment hedges and debentures that were subsequently retired as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other (Expense)/Income, Net

The $221 million other expense amount for the nine months ended September 30, 2011 includes charges of approximately $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from our initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $10 million of other gains primarily related to an acquisition of the remaining interest of a previously nonconsolidated subsidiary.

Income Taxes

The effective tax rates for the nine months ended September 30, 2011 and 2010 were 88% (benefit) and 9%, respectively. The tax benefit rate for the nine months ended September 30, 2011 was higher than the statutory rate primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where we file tax returns partially offset by changes in estimates for other tax positions. The tax rate for the nine months ended September 30, 2010 was lower than the statutory rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Adjusted EBITDA

Adjusted EBITDA increased 10.4% to $1,114 million for the nine months ended September 30, 2011 from $1,009 million for the nine months ended September 30, 2010, or 7.4% on a constant currency basis, excluding a 3.0% favorable impact of changes in foreign currency exchange rates. See “Results of Operations – Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010” for the reconciliation of net (loss)/income to Adjusted EBITDA.

Business Segment Results Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

The table below sets forth our segment revenue performance data nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, both on a reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2011 (Reported)	Nine Months Ended September 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Nine Months Ended September 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Revenues by segment
Buy	$2,632	$2,350	12.0%	$2,451	7.4%
Watch	1,321	1,255	5.3%	1,278	3.4%
Expositions	158	150	5.3%	150	5.3%

Total	$4,111	$3,755	9.5%	$3,879	6.0%

Buy Segment Revenues

Revenues increased 12.0% to $2,632 million for the nine months ended September 30, 2011 from $2,350 million for the nine months ended September 30, 2010, or 7.4% on a constant currency basis, driven by a 22.2% increase in Developing markets (16.4% on a constant currency basis) and a 7.6% increase in Developed markets (3.5% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 13.7% to $1,900 million for the nine months ended September 30, 2011 from $1,671 million for the nine months ended September 30, 2010, or 8.6% on a constant currency basis. Revenues from Developing markets increased 24.8% (18.4% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenues from Developed markets increased 9.0% (4.3% on a constant currency basis) due primarily to growth in retail measurement services in North America from new and existing customers.

Revenues from Insights services increased 7.8% to $732 million for the nine months ended September 30, 2011 from $679 million for the nine months ended September 30, 2010, or 4.4% on a constant currency basis. These increases were primarily driven by growth in Developing markets.

Watch Segment Revenues

Revenues increased 5.3% to $1,321 million for the nine months ended September 30, 2011 from $1,255 million for the nine months ended September 30, 2010, or 3.4% on a constant currency basis. Television measurement grew 6.3% driven by increases in spending from existing customers globally and the timing of certain product deliverables.

Expositions Segment Revenues

Revenues increased 5.3% to $158 million for the nine months ended September 30, 2011 from $150 million for the nine months ended September 30, 2010. Substantially all of this growth was driven by increases in exhibitors for certain sectors of existing shows with the remaining growth driven by the impact of acquisitions, net of certain show closures.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$319	$40	$155	$5	$1	$520
Watch	298	11	215	4	—	528
Expositions	61	1	21	—	—	83

NINE MONTHS ENDED SEPTEMBER 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Corporate and Eliminations	(144)	3	5	9	110	(17)
Total Nielsen	$534	$55	396	$18	$111	$1,114

NINE MONTHS ENDED SEPTEMBER 30, 2010 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$287	$13	$162	$5	$4	$471
Watch	237	7	226	2	2	474
Expositions	55	—	21	—	—	76
Corporate and Eliminations	(64)	13	10	6	23	(12)

Total Nielsen	$515	$33	$419	$13	$29	$1,009

(1)	Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to our initial public offering and other deal related fees.

(IN MILLIONS)	Nine Months Ended September 30, 2011 (Reported)	Nine Months Ended September 30, 2010 (Reported)	% Variance 2011 vs. 2010 (Reported)	Nine Months Ended September 30, 2010 (Constant Currency)	% Variance 2011 vs. 2010 (Constant Currency)
Non-GAAP Business Segment Income/(Loss)
Buy	$520	$471	10.4%	$494	5.3%
Watch	528	474	11.4%	478	10.5%
Expositions	83	76	9.2%	76	9.2%
Corporate and Eliminations	(17)	(12)	NM	(11)	NM

Total Nielsen	$1,114	$1,009	10.4%	$1,037	7.4%

Buy Segment Profitability

Operating income was $319 million for the nine months ended September 30, 2011 as compared to $287 million for the nine months ended September 30, 2010. The increase was driven by the revenue performance discussed above, lower depreciation and amortization and the impact of changes in foreign currency exchange rates, offset in part by investments in Developing markets expansion, increases in data acquisition costs and higher restructuring charges. Non-GAAP business segment income increased 5.3% on a constant currency basis.

Watch Segment Profitability

Operating income was $298 million for the nine months ended September 30, 2011 as compared to $237 million for the nine months ended September 30, 2010. The increase was driven by the revenue performance discussed above, the impact of cost savings initiatives, the impact of changes in foreign currency exchange rates and lower depreciation and amortization expense, partially offset by increased investment in three-screen measurement initiatives. Non-GAAP business segment income increased 10.5% on a constant currency basis.

Expositions Segment Profitability

Operating income was $61 million for the nine months ended September 30, 2011 as compared to $55 million for the nine months ended September 30, 2010 driven primarily by the revenue performance discussed above.

Corporate and Eliminations Expenses

Operating expenses were $144 million for the nine months ended September 30, 2011 as compared to $64 million for the nine months ended September 30, 2010 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At September 30,

2011, cash and cash equivalents were $404 million and our total indebtedness was $7,011 million. In addition, we also had $616 million available for borrowing under our senior secured revolving credit facility at September 30, 2011. Of the $404 million in cash and cash equivalents, approximately $354 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise. During 2011, we elected to permanently repay $125 million of our existing term loans due August 2013.

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

We recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in our condensed consolidated statement of operations for the nine months ended September 30, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other (expense)/income, net in the condensed consolidated statements of operations.

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

During 2011, we elected to permanently repay $125 million of our existing term loans due August 2013.

Cash Flows

Operating activities. Net cash provided by operating activities was $339 million for the nine months ended September 30, 2011, as compared to $294 million for the nine months ended September 30, 2010. The primary drivers for the increase in cash provided by operating activities were the business performance described above, lower interest payments and increased collections on receivables, offset by the timing of customer billings and vendor payments and the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. Our key collections performance measure, days billing outstanding (DBO), was 49 days for the nine months ended September 30, 2011 compared to 53 days for the nine months ended September 30, 2010.

Investing activities. Net cash used in investing activities was $326 million for the nine months ended September 30, 2011, compared to $241 million for the nine months ended September 30, 2010. The primary driver for the increased usage of cash from investing activities was the increase in acquisition payments combined with lower proceeds from business divestitures.

Capital expenditures for property, plant, equipment, software and other assets totaled $213 million for the nine months ended September 30, 2011 versus $226 million for the nine months ended September 30, 2010.

Financing activities. Net cash used in financing activities was $27 million for the nine months ended September 30, 2011 as compared to net cash used in financing activities of $140 million for the nine months ended September 30, 2010. The decreased use of cash was driven by the results of the 2011 transactions described under the “Financing Transactions” section above.

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

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the Credit Agreement) for the four quarters then ended to be less than a specified threshold. Currently, the minimum permitted ratio is 1.75 to 1.0, with such minimum ratio declining over time from 1.50 to 1.0 for subsequent periods after October 1, 2012.

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of September 30, 2011, we were in full compliance with the covenants described above.

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

Transactions with Sponsors and Other Related Parties

On January 31, 2011, each of our subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and we recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. We recorded $3 million and $9 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three and nine months ended September 30, 2010, respectively.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends ASC 605—“Revenue Recognition”, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy and eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This amendment was effective for us as of January 1, 2011 for revenue arrangements entered into or materially modified in 2011. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements as of September 30, 2011 or for the three and nine months then ended.

Fair Value Measurement

In May 2011, the FASB issued an accounting update that amends ASC 820—“Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments are effective for us for interim and annual periods in 2012. The accounting update is effective for us beginning in the second third quarter of fiscal year 2012. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220—“Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. We can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for us for interim and annual periods in 2012, with earlier adoption permitted. We are still considering the aforementioned presentation options, however, the adoption of this update will not have any other impact on our consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting update that amends ASC 350—“Goodwill and Other Intangible Assets”, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective for us beginning in 2012, however, with earlier adoption permitted. We intend to apply the updated guidance to our October 1, 2011 annual impairment test. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 50% of our revenues and 49% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2011. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $7 million annually, with an immaterial impact on our profitability.

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

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2011:

	U.S. Dollar	Euro	Other Currencies
Revenues	50%	14%	36%
Operating costs	51%	14%	35%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2011, we had $4,410 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $44 million.

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

In August 2011, we entered into $250 million in aggregate notional amount of four-year forward interest rate swap agreements with starting dates of September 9, 2011. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.84%.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no repurchases of shares of our common stock for the three months ended September 30, 2011.

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

Nielsen Holdings N.V. (Registrant)

Date: October 27, 2011	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

10.1	Form of Amendment to Management Stockholder’s Agreement and Sale Participation Agreement dated September 29, 2011, originally filed on March 31, 2008.

31.1	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101	The following financial information from Nielsen Holdings N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.