Form 10-Q
period 2012-06-30
Nielsen Holdings N.V.
filed 2012-07-25
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 361,162,342 shares of the registrant’s Common Stock outstanding as of June 30, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings N.V.

Condensed Consolidated Statements of Operations Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2012	2011	2012	2011
Revenues	$1,385	$1,396	$2,725	$2,698

Cost of revenues, exclusive of depreciation and amortization shown separately below	564	570	1,129	1,119
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	441	450	894	993
Depreciation and amortization	127	135	258	271
Restructuring charges	16	23	53	46

Operating income	237	218	391	269

Interest income	1	2	2	3
Interest expense	(107)	(114)	(213)	(254)
Loss on derivative instruments	—	—	—	(1)
Foreign currency exchange transaction losses, net	(4)	(10)	(13)	(3)
Other income/(expense), net	10	9	4	(221)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	137	105	171	(207)
(Provision)/benefit for income taxes	(38)	(39)	(45)	95
Equity in net income of affiliates	4	3	2	1

Income/(loss) from continuing operations	103	69	128	(111)
Loss from discontinued operations, net of tax	—	—	—	(1)

Net income/(loss)	103	69	128	(112)
Net (loss)/income attributable to noncontrolling interests	(1)	—	(1)	1

Net income/(loss) attributable to Nielsen stockholders	$104	$69	$129	$(113)

Net income/(loss) per share of common stock, basic and diluted
Income/(loss) from continuing operations	$0.28	$0.19	$0.35	$(0.33)

Net income/(loss) attributable to Nielsen stockholders	$0.28	$0.19	$0.35	$(0.33)

Weighted-average shares of common stock outstanding, basic	361,528,675	358,792,103	361,205,184	345,100,814
Dilutive shares of common stock	4,347,044	5,411,316	4,665,666	—

Weighted-average shares of common stock outstanding, diluted	365,875,719	364,203,419	365,870,850	345,100,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2012	2011	2012	2011
Net income/(loss)	$103	$69	$128	$(112)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax	(86)	15	1	58
Available for sale securities, net of tax	(4)	—	(4)	—
Changes in the fair value of cash flow hedges, net of tax	—	(7)	(1)	—
Defined benefit pension plan adjustments, net of tax	—	—	2	(1)

Total other comprehensive (loss)/income	(90)	8	(2)	57

Total comprehensive income/(loss)	13	77	126	(55)
Comprehensive (loss)/income attributable to noncontrolling interests	(1)	—	(1)	2

Total comprehensive income/(loss) attributable to Nielsen stockholders	$14	$77	$127	$(57)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2012 (Unaudited)	December 31, 2011
Assets:
Current assets
Cash and cash equivalents	$283	$319
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 and $24 as of June 30, 2012 and December 31, 2011, respectively	1,089	1,080
Prepaid expenses and other current assets	272	266

Total current assets	1,644	1,665
Non-current assets
Property, plant and equipment, net	572	609
Goodwill	7,188	7,155
Other intangible assets, net	4,551	4,561
Deferred tax assets	128	198
Other non-current assets	322	316

Total assets	$14,405	$14,504

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$850	$1,025
Deferred revenues	405	443
Income tax liabilities	52	80
Current portion of long-term debt, capital lease obligations and short-term borrowings	324	144

Total current liabilities	1,631	1,692
Non-current liabilities
Long-term debt and capital lease obligations	6,519	6,619
Deferred tax liabilities	942	996
Other non-current liabilities	528	556

Total liabilities	9,620	9,863

Commitments and contingencies (Note 10)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,000,000 shares authorized; 361,465,861 and 360,107,359 shares issued and 361,162,342 and 359,647,605 shares outstanding at June 30, 2012 and December 31, 2011, respectively	30	30
Additional paid-in capital	6,448	6,427
Accumulated deficit	(1,396)	(1,525)
Accumulated other comprehensive loss, net of income taxes	(301)	(299)

Total Nielsen stockholders’ equity	4,781	4,633
Noncontrolling interests	4	8

Total equity	4,785	4,641

Total liabilities and equity	$14,405	$14,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Cash Flows Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2012	2011
Operating Activities
Net income/(loss)	$128	$(112)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation expense	14	10
Currency exchange rate differences on financial transactions and other losses	9	224
Loss on derivative instruments	—	1
Equity in net income of affiliates, net of dividends received	3	5
Depreciation and amortization	258	271
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(13)	(71)
Prepaid expenses and other current assets	(27)	(36)
Accounts payable and other current liabilities and deferred revenues	(252)	(88)
Other non-current liabilities	(2)	1
Interest payable	12	24
Income taxes	(17)	(159)

Net cash provided by operating activities	113	70

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(74)	(96)
Proceeds from sale of subsidiaries and affiliates, net	—	3
Additions to property, plant and equipment and other assets	(50)	(66)
Additions to intangible assets	(102)	(76)
Other investing activities	—	1

Net cash used in investing activities	(226)	(234)

Financing Activities
Net borrowings under revolving credit facility	215	—
Proceeds from issuances of debt, net of issuance costs	1,209	277
Repayment of debt	(1,359)	(1,778)
Increase in other short-term borrowings	8	12
Proceeds from the issuance of common stock	—	1,801
Activity under stock plans	13	—
Other financing activities	(9)	(215)

Net cash provided by financing activities	77	97

Effect of exchange-rate changes on cash and cash equivalents	—	20

Net decrease in cash and cash equivalents	(36)	(47)
Cash and cash equivalents at beginning of period	319	421

Cash and cash equivalents at end of period	$283	$374

Supplemental Cash Flow Information
Cash paid for income taxes	$(62)	$(63)
Cash paid for interest, net of amounts capitalized	$(201)	$(229)

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

The Company was formed by several private equity groups through Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). As of December 31, 2011, Luxco owned 270,746,445 shares (or approximately 75%) of the Company’s common stock. On March 26, 2012, Luxco and certain Nielsen employees (the “selling shareholders”) completed a public offering of 34,500,000 shares of Nielsen’s common stock at a price of $30.25 per share. Subsequent to this offering and as of June 30, 2012, Luxco owned 236,266,399 shares (or approximately 65%) of the Company’s common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€“). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2012 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure.

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

The effect of 5,931,881 and 4,205,572 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2012 and 2011, respectively, as such shares would have been anti-dilutive.

The effect of 5,996,195 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2012 as such shares would have been anti-dilutive. The effect of 17,511,548 shares of common stock equivalents under stock compensation plans have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2011 due to our net loss position in this period. Of this amount and assuming dilution, 4,999,486 potential common shares would have been included in the calculation of diluted earnings per share and 3,107,086 anti-dilutive stock options would have been excluded from the calculation.

Additionally, the Company’s mandatory convertible subordinated bonds due 2013 are convertible into between 10,416,700 and 12,499,925 shares of common stock, of which a weighted-average number of potential common shares of 10,416,700 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011, as such shares would have been anti-dilutive.

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

3. Business Acquisitions

For the six months ended June 30, 2012, Nielsen paid cash consideration of $74 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2011, Nielsen paid cash consideration of $96 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2012.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2011	$3,055	$3,540	$560	$7,155
Acquisitions, divestitures and other adjustments	14	23	—	37
Effect of foreign currency translation	(1)	(3)	—	(4)

Balance, June 30, 2012	$3,068	$3,560	$560	$7,188

At June 30, 2012, $141 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$123	$113	$(41)	$(37)
Customer-related intangibles	2,854	2,823	(818)	(747)
Covenants-not-to-compete	36	32	(23)	(22)
Computer software	1,190	1,089	(723)	(648)
Patents and other	84	83	(52)	(46)

Total	$4,287	$4,140	$(1,657)	$(1,500)

Amortization expense associated with the above intangible assets was $78 million and $79 million for the three months ended June 30, 2012 and 2011, respectively. These amounts included amortization expense associated with computer software of $37 million and $39 million for the three months ended June 30, 2012 and 2011, respectively.

The amortization expense for the six months ended June 30, 2012 and 2011 was $157 million and $158 million, respectively. These amounts included amortization expense associated with computer software of $76 million and $78 million for the six months ended June 30, 2012 and 2011, respectively.

5. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2011	$67
Charges	53
Payments	(51)
Effect of foreign currency translation and reclassification adjustments	(1)

Balance at June 30, 2012	$68

Nielsen recorded $16 million and $23 million in restructuring charges, primarily relating to severance cost, for the three months ended June 30, 2012 and 2011, respectively. Nielsen recorded $53 million and $46 million in restructuring charges for the six months ended June 30, 2012 and 2011, respectively, primarily relating to severance costs.

Of the $68 million in remaining liabilities for restructuring actions, $57 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2012.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

(IN MILLIONS)	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$16	$16	$—	$—
Plan assets for deferred compensation(2)	21	21	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$39	$39	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$27	$—	$27	$—
Deferred compensation liabilities(5)	21	21	—	—

Total	$48	$21	$27	$—

(IN MILLIONS)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$21	$21	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$43	$43	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$24	$—	$24	$—
Deferred compensation liabilities(5)	20	20	—	—

Total	$44	$20	$24	$—

(1)	Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other income/(expense), net.
(3)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2012, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of June 30, 2012 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $17 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments (IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$8	$19	$10	$14

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2012 and 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended June 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended June 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$7	$23	Interest expense	$7	$5	$—	$6

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2012 and 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Six Months Ended June 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six Months Ended June 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$15	$22	Interest expense	$13	$10	$—	$11

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the six months ended June 30, 2012 and 2011 was as follows:

Derivatives Not Designated as Hedging Instruments (IN MILLIONS)	Location of Loss Recognized in Statement of Operations on Derivatives	Six Months Ended June 30,
		2012	2011
Interest rate swaps	Loss on derivative instruments	$—	$1

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three or six months ended June 30, 2012.

7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2012.

(IN MILLIONS)	June 30, 2012			December 31, 2011
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
USD Senior secured term loan (LIBOR based variable rate of 2.24%) due 2013		$218	$218		$1,287	$1,270
USD Senior secured term loan (LIBOR based weighted-average variable rate of 3.70%) due 2016		2,326	2,315		2,338	2,290
USD Senior secured term loan (LIBOR based variable rate of 2.49%) due 2017		1,207	1,157		—	—
Euro Senior secured term loan (Euro LIBOR based variable rate of 2.33%) due 2013		33	33		186	183
Euro Senior secured term loan (Euro LIBOR based weighted-average variable rate of 3.91%) due 2016		336	334		345	338
$500 million 8.50% senior secured term loan due 2017		500	539		500	538
$635 million senior secured revolving credit facility (LIBOR based variable rate of 2.99%) due 2016		215	214		—	—

Total senior secured credit facilities (with weighted-average interest rate)	4.05%	4,835	4,810	4.13%	4,656	4,619
$325 million 11.50% senior debenture loan due 2016		308	350		307	350
$215 million 11.625% senior debenture loan due 2014		206	236		204	234
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,203		1,084	1,165
€50 million private placement debenture loan (EMTN) due 2012		—	—		65	64
€30 million 6.75% private placement debenture loan (EMTN) due 2012		—	—		39	39
$288 million 6.25% mandatory convertible subordinated bonds due 2013		288	300		288	346

Total debenture loans (with weighted-average interest rate)	10.02%	1,886	2,089	9.72%	1,987	2,198
Other loans		2	2		4	4

Total long-term debt	5.73%	6,723	6,901	5.80%	6,647	6,821
Capital lease and other financing obligations		111			115
Bank overdrafts		9			1

Total debt and other financing arrangements		6,843			6,763
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings(1)		324			144

Non-current portion of long-term debt and capital lease and other financing obligations		$6,519			$6,619

(1)	Current portion of long-term debt includes $215 million outstanding under the senior secured revolving credit facility due 2016 and does not include the $288 million mandatory convertible subordinated bonds due 2013 as such bonds will be converted into shares of the Company’s common stock.

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

In February 2012, the Company’s €30 million 6.75% EMTN matured and was repaid and in April 2012, the Company’s €50 million variable rate EMTN matured and was repaid.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2012 to December 31, 2012	$259
2013(2)	629
2014	341
2015	149
2016	3,028
2017	1,233
Thereafter	1,084

$6,723

(2)	Includes the $288 million mandatory convertible subordinated bonds due 2013.

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

8. Stockholders’ Equity

Common stock activity is as follows:

Six Months Ended June 30, 2012
Actual number of shares of common stock outstanding
Beginning of period	359,647,605
Shares of common stock issued through compensation plans	1,358,502
Shares of common stock issued through business combinations	156,235

End of period	361,162,342

Cumulative shares of treasury stock were 303,519 and 459,754 with a corresponding cost of $5 million and $8 million as of June 30, 2012 and December 31, 2011, respectively. No dividends were declared or paid during the six months ended June 30, 2012.

9. Income Taxes

The effective tax rates for the three months ended June 30, 2012 and 2011 were 28% and 37%, respectively. The tax rate for the three months ended June 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where the Company files tax returns. The tax rate for the three months ended June 30, 2011 was higher than the statutory rate as the favorable impact of certain financing activities was offset in part by the tax rate differences in other jurisdictions where the Company files tax returns.

The effective tax rates for the six months ended June 30, 2012 and 2011 were 26% and 46% (benefit), respectively. The tax rate for the six months ended June 30, 2012 was higher than the statutory expense rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where the Company files tax returns. The tax rate benefit for the six months ended June 30, 2011 was higher than the statutory rate benefit would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $92 million and $96 million as of June 30, 2012 and December 31, 2011, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended June 30, 2012
Revenues	$849	$498	$38	$—	$1,385
Depreciation and amortization	$49	$70	$6	$2	$127
Restructuring charges	$8	$7	$—	$1	$16
Stock-based compensation expense	$2	$1	$—	$3	$6
Other items(1)	$—	$—	$—	$3	$3
Operating income/(loss)	$110	$134	$8	$(15)	$237
Business segment income/(loss)(2)	$169	$212	$14	$(6)	$389
Total assets as of June 30, 2012	$6,805	$6,581	$762	$257	$14,405

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended June 30, 2011
Revenues	$871	$487	$38	$—	$1,396
Depreciation and amortization	$50	$76	$7	$2	$135
Restructuring charges	$17	$4	$1	$1	$23
Stock-based compensation expense	$1	$1	$—	$4	$6
Other items(1)	$1	$—	$—	$3	$4
Operating income/(loss)	$111	$118	$5	$(16)	$218
Business segment income/(loss)(2)	$180	$199	$13	$(6)	$386
Total assets as of December 31, 2011	$6,782	$6,560	$794	$368	$14,504

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Six Months Ended June 30, 2012
Revenues	$1,648	$978	$99	$—	$2,725
Depreciation and amortization	$102	$140	$12	$4	$258
Restructuring charges	$39	$12	$—	$2	$53
Stock-based compensation expense	$4	$3	$—	$7	$14
Other items(1)	$—	$—	$—	$5	$5
Operating income/(loss)	$145	$242	$38	$(34)	$391
Business segment income/(loss)(2)	$290	$397	$50	$(16)	$721

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Six Months Ended June 30, 2011
Revenues	$1,649	$955	$94	$—	$2,698
Depreciation and amortization	$98	$155	$14	$4	$271
Restructuring charges	$34	$8	$1	$3	$46
Stock-based compensation expense	$3	$2	$—	$5	$10
Other items(1)	$1	$—	$—	$109	$110
Operating income/(loss)	$164	$211	$31	$(137)	$269
Business segment income/(loss)(2)	$300	$376	$46	$(16)	$706

(1)	Other items include transaction-related costs of $3 million and $5 million for the three and six months ended June 30, 2012, respectively, and transaction-related costs and preparatory costs for Nielsen’s initial public offering of common stock of $4 million and $8 million for the three and six months ended June 30, 2011, respectively. Other items for the six months ended June 30, 2011 also include $102 million for the termination and settlement of the Sponsor Advisory Agreements.

(2)	The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2012, we paid cash consideration of $74 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

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

	Six Months Ended June 30,
	2012	2011
U.S. Dollar	52%	50%
Euro	12%	14%
Other Currencies	36%	36%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.30 to €1.00 and $1.40 to €1.00 for the six months ended June 30, 2012 and 2011, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2012	2011
Revenues	$1,385	$1,396

Cost of revenues, exclusive of depreciation and amortization shown separately below	564	570
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	441	450
Depreciation and amortization	127	135
Restructuring charges	16	23

Operating income	237	218

Interest income	1	2
Interest expense	(107)	(114)
Foreign currency exchange transaction losses, net	(4)	(10)
Other income, net	10	9

Income from continuing operations before income taxes and equity in net income of affiliates	137	105
Provision for income taxes	(38)	(39)
Equity in net income of affiliates	4	3

Net income	103	69

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(IN MILLIONS)	2012	2011
Net income	$103	$69
Interest expense, net	106	112
Provision for income taxes	38	39
Depreciation and amortization	127	135

EBITDA	374	355
Equity in net income of affiliates	(4)	(3)
Other non-operating (income)/expense, net	(6)	1
Restructuring charges	16	23
Stock-based compensation expense	6	6
Other items(a)	3	4

Adjusted EBITDA	$389	$386

(a)	Other items include transaction related deal costs of $3 million and $4 million for the three months ended June 30, 2012 and 2011, respectively.

Consolidated Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Revenues decreased 0.8% to $1,385 million for the three months ended June 30, 2012 from $1,396 million for the three months ended June 30, 2011, or an increase of 3.5% on a constant currency basis, excluding a 4.3% unfavorable impact of changes in foreign currency exchange rates. The decline was driven by a 2.5% decrease within our Buy segment (an increase of 3.4% on a constant currency basis), offset by a 2.3% increase within our Watch segment (4.0% on a constant currency basis). Revenues in our Expositions segment were flat for the period.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.1% to $564 million for the three months ended June 30, 2012 from $570 million for the three months ended June 30, 2011, or an increase of 4.1% on a constant currency basis, excluding a 5.2% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 1.9% (an increase of 5.8% on a constant currency basis) as the favorable impact of changes in foreign currency exchange rates more than offset investments in the continued global expansion of our services. Costs within our Watch segment decreased 1.6% (flat on a constant currency basis).

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.0% to $441 million for the three months ended June 30, 2012 from $450 million for the three months ended June 30, 2011, or an increase of 1.4% on a constant currency basis, excluding a 3.4% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 1.2% (an increase of 3.2% on a constant currency basis) due primarily to the favorable impact of changes in foreign currency exchange rates offsetting increased spending on the global expansion of our business. Costs within our Watch segment increased 2.0% (4.0% on a constant currency basis) due primarily to increased investment in product development initiatives. Corporate costs declined $5 million as a result of lower spending on global initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $127 million for the three months ended June 30, 2012 as compared to $135 million for the three months ended June 30, 2011. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $40 million for the three months ended June 30, 2012 from $49 million for the three months ended June 30, 2011 resulting from lower amortization on purchase price adjustments for certain assets that became fully amortized in the second quarter of 2011. This decline was slightly offset by increases in depreciation and amortization expense associated with ongoing capital expenditures.

Restructuring Charges

We recorded $16 million and $23 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended June 30, 2012 and 2011, respectively.

Operating Income

Operating income for the three months ended June 30, 2012 was $237 million as compared to $218 million for the three months ended June 30, 2011. Operating income within our Buy segment was $110 million for the three months ended June 30, 2012 as compared to $111 million for the three months ended June 30, 2011. Operating income within our Watch segment was $134 million for the three months ended June 30, 2012 as compared to $118 million for the three months ended June 30, 2011. Operating income within our Expositions segment was $8 million for the three months ended June 30, 2012 as compared to $5 million for the three months ended June 30, 2011. Corporate operating expenses were $15 million for the three months ended June 30, 2012 as compared to $16 million for the three months ended June 30, 2011.

Interest Expense

Interest expense was $107 million for the three months ended June 30, 2012 as compared to $114 million for the three months ended June 30, 2011. The decline related to the impact of debt retirements from our initial public offering of common stock in 2011 and lower interest costs on derivative instruments, partially offset by increases in interest costs associated with our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.28 to €1.00 for the three months ended June 30, 2012 as compared to $1.44 to €1.00 for the three months ended June 30, 2011.

We incurred losses of $4 million and $10 million for the three months ended June 30, 2012 and 2011, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income, Net

Other income, net amounts of $10 million and $9 million for the three months ended June 30, 2012 and 2011, respectively, primarily relate to gains associated with acquisitions of previously nonconsolidated subsidiaries.

Income Taxes

The effective tax rates for the three months ended June 30, 2012 and 2011 were 28% and 37%, respectively. The tax rate for the three months ended June 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where we file tax returns. The tax rate for the three months ended June 30, 2011 was higher than the statutory rate as the favorable impact of certain financing activities was offset in part by the tax rate differences in other jurisdictions where we file tax returns.

Liabilities for unrecognized income tax benefits totaled $92 million and $96 million as of June 30, 2012 and December 31, 2011, respectively. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 0.8% to $389 million for the three months ended June 30, 2012 from $386 million for the three months ended June 30, 2011, or 4.9% on a constant currency basis, excluding a 4.1% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2012 Reported	Three Months Ended June 30, 2011 Reported	% Variance 2012 vs. 2011 Reported	Three Months Ended June 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$849	$871	(2.5)%	$821	3.4%
Watch	498	487	2.3%	479	4.0%
Expositions	38	38	—	38	—

Total	$1,385	$1,396	(0.8)%	$1,338	3.5%

Buy Segment Revenues

Revenues decreased 2.5% to $849 million for the three months ended June 30, 2012 from $871 million for the three months ended June 30, 2011, or an increase of 3.4% on a constant currency basis. The decrease was primarily driven by a 5.9% unfavorable impact of changes in foreign currency exchange rates. Revenues from Developing markets declined 2.4% (an increase of 7.2% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset increases driven by our customers continuing to expand geographically. Revenues from Developed markets declined 2.6% (an increase of 1.6% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates and decreases in Insights services in Western Europe more than offset increases in spending from existing customers.

Revenues from Information services decreased 2.0% to $639 million for the three months ended June 30, 2012 from $652 million for the three months ended June 30, 2011, or an increase of 4.6% on a constant currency basis. Revenue from Developing markets decreased 2.8% (an increase of 7.7% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset market-wide growth resulting from the continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed markets decreased 1.6% (an increase of 3.1% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset growth in retail measurement services in North America and Western Europe.

Revenues from Insights services decreased 4.1% to $210 million for the three months ended June 30, 2012 from $219 million for the three months ended June 30, 2011, or flat on a constant currency basis as growth in North America and Developing markets was offset by the unfavorable impact of changes in foreign currency exchange rates and decreases in Western Europe.

Watch Segment Revenues

Revenues increased 2.3% to $498 million for the three months ended June 30, 2012 from $487 million for the three months ended June 30, 2011, or 4.0% on a constant currency basis, as 4.7% growth in Television measurement (5.7% on a constant currency basis) was partially offset by the unfavorable impact of changes in foreign currency exchange rates. Television measurement growth was driven by increases in spending from existing customers.

Expositions Segment Revenues

Revenues of $38 million for the three months ended June 30, 2012 were flat as compared to the three months ended June 30, 2011.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2012 and 2011, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2012 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$110	$8	$49	$2	$—	$169
Watch	134	7	70	1	—	212
Expositions	8	—	6	—	—	14
Corporate and Eliminations	(15)	1	2	3	3	(6)

Total Nielsen	$237	$16	$127	$6	$3	$389

THREE MONTHS ENDED JUNE 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$111	$17	$50	$1	$1	$180
Watch	118	4	76	1	—	199
Expositions	5	1	7	—	—	13
Corporate and Eliminations	(16)	1	2	4	3	(6)

Total Nielsen	$218	$23	$135	$6	$4	$386

(1)	Other items include transaction-related costs of $3 million and $4 million for the three months ended June 30, 2012 and 2011, respectively.

(IN MILLIONS)	Three Months Ended June 30, 2012 Reported	Three Months Ended June 30, 2011 Reported	% Variance 2012 vs. 2011 Reported	Three Months Ended June 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$169	$180	(6.1)%	$167	1.2%
Watch	212	199	6.5%	197	7.6%
Expositions	14	13	7.7%	13	7.7%
Corporate and Eliminations	(6)	(6)	NM	(6)	NM

Total Nielsen	$389	$386	0.8%	$371	4.9%

Buy Segment Profitability

Operating income was $110 million for the three months ended June 30, 2012 as compared to $111 million for the three months ended June 30, 2011 as the as the unfavorable impact of changes in foreign currency exchange rates more than offset the constant currency revenue performance mentioned above and lower restructuring charges. Non-GAAP business segment income increased 1.2% on a constant currency basis.

Watch Segment Profitability

Operating income was $134 million for the three months ended June 30, 2012 as compared to $118 million for the three months ended June 30, 2011. The increase was driven by the revenue performance discussed above, the impact of productivity initiatives and decreased depreciation and amortization expense. Non-GAAP business segment income increased 7.6% on a constant currency basis.

Expositions Segment Profitability

Operating income was $8 million for the three months ended June 30, 2012 as compared to $5 million for the three months ended June 30, 2011 driven primarily by lower restructuring and depreciation expense. Non-GAAP business segment income increased 7.7% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $15 million for the three months ended June 30, 2012 as compared to $16 million for the three months ended June 30, 2011 due primarily to lower stock-based compensation expense.

Results of Operations – Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2012	2011
Revenues	$2,725	$2,698

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,129	1,119
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	894	993
Depreciation and amortization	258	271
Restructuring charges	53	46

Operating income	391	269

Interest income	2	3
Interest expense	(213)	(254)
Loss on derivative instruments	—	(1)
Foreign currency exchange transaction losses, net	(13)	(3)
Other income/(expense), net	4	(221)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	171	(207)
(Provision)/benefit for income taxes	(45)	95
Equity in net income of affiliates	2	1

Income/(loss) from continuing operations	128	(111)
Loss from discontinued operations, net of tax	—	(1)

Net income/(loss)	128	(112)

Net Income/(Loss) to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(IN MILLIONS)	2012	2011
Net income/(loss)	$128	$(112)
Loss from discontinued operations, net	—	1
Interest expense, net	211	251
Provision/(benefit) for income taxes	45	(95)
Depreciation and amortization	258	271

EBITDA	642	316
Equity in net income of affiliates	(2)	(1)
Other non-operating expense, net	9	225
Restructuring charges	53	46
Stock-based compensation expense	14	10
Other items(a)	5	110

Adjusted EBITDA	$721	$706

(a)	Other items for the six months ended June 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs of $5 million. Other items for the six months ended June 30, 2011, primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), preparatory costs related to our initial public offering and other transaction-related costs.

Consolidated Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Revenues increased 1.0% to $2,725 million for the six months ended June 30, 2012 from $2,698 million for the six months ended June 30, 2011, or 3.8% on a constant currency basis, which excludes a 2.8% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment were flat during the period (4.0% increase on a constant currency basis), while revenues within our Watch segment increased 2.4% (3.5% on a constant currency basis) and revenues within our Expositions segment increased 5.3%.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 0.9% to $1,129 million for the six months ended June 30, 2012 from $1,119 million for the six months ended June 30, 2011, or 4.2% on a constant currency basis, excluding a 3.3% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.8% (5.6% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment were flat as the impact of productivity initiatives offset increases in spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 10.0% to $894 million for the six months ended June 30, 2012 from $993 million for the six months ended June 30, 2011, or 8.2% on a constant currency basis, excluding a 1.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.5% (3.2% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment increased 2.4% (3.9% on a constant currency basis) due primarily to increased investment in product development initiatives. Corporate costs decreased by approximately $105 million primarily as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011.

Depreciation and Amortization

Depreciation and amortization expense was $258 million for the six months ended June 30, 2012 as compared to $271 million for the six months ended June 30, 2011. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $82 million for the six months ended June 30, 2012 from $99 million for the six months ended June 30, 2011 resulting from lower amortization on purchase price adjustments for certain assets that became fully amortized. This decline was primarily offset by increases in depreciation and amortization expense associated with higher capital expenditures.

Restructuring Charges

We recorded $53 million and $46 million in restructuring charges relating to employee severance associated with productivity initiatives during the six months ended June 30, 2012 and 2011, respectively.

Operating Income

Operating income for the six months ended June 30, 2012 was $391 million as compared to operating income of $269 million for the six months ended June 30, 2011. Operating income within our Buy segment was $145 million for the six months ended June 30, 2012 as compared to $164 million for the six months ended June 30, 2011. Operating income within our Watch segment was $242 million for the six months ended June 30, 2012 as compared to $211 million for the six months ended June 30, 2011. Operating income within our Expositions segment was $38 million for the six months ended June 30, 2012 as compared to $31 million for the six months ended June 30, 2011. Corporate operating expenses were $34 million for the six months ended June 30, 2012 as compared to $137 million for the six months ended June 30, 2011.

Interest Expense

Interest expense was $213 million for the six months ended June 30, 2012 compared to $254 million for the six months ended June 30, 2011. The decline related to the impact of debt retirements from our initial public offering of common stock in 2011, partially offset by increases in interest costs associated with our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.30 to €1.00 for the six months ended June 30, 2012 as compared to $1.40 to €1.00 for the six months ended June 30, 2011.

We incurred $13 million and $3 million in foreign currency exchange losses for the six months ended June 30, 2012 and 2011, respectively. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio partially offset by the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan.

Other Income/(Expense), Net

The $4 million of other income amount for the six months ended June 30, 2012 primarily relates to a $10 million gain on the purchase of a previously nonconsolidated business, partially offset by the write-off of deferred financing costs and other costs associated with the amendment and restatement of the Senior Secured Credit Facility.

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

Income Taxes

The effective tax rates for the six months ended June 30, 2012 and 2011 were 26% and 46% (benefit), respectively. The tax rate for the six months ended June 30, 2012 was higher than the statutory expense rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where we file tax returns. The tax rate benefit for the six months ended June 30, 2011 was higher than the statutory rate benefit would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where we file tax returns.

Adjusted EBITDA

Adjusted EBITDA increased 2.1% to $721 million for the six months ended June 30, 2012 from $706 million for the six months ended June 30, 2011, or 4.9% on a constant currency basis, excluding a 2.8% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2012 Reported	Six Months Ended June 30, 2011 Reported	% Variance 2012 vs. 2011 Reported	Six Months Ended June 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$1,648	$1,649	0.0%	$1,585	4.0%
Watch	978	955	2.4%	945	3.5%
Expositions	99	94	5.3%	94	5.3%

Total	$2,725	$2,698	1.0%	$2,624	3.8%

Buy Segment Revenues

Revenues were flat for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, or an increase of 4.0% on a constant currency basis. Revenues from Developing markets increased 2.0% (8.9% on a constant currency basis) and revenues from Developed markets decreased 1.1% (an increase of 1.7% on a constant currency basis).

Revenues from Information services decreased 0.1% to $1,251 million for the six months ended June 30, 2012 from $1,252 million for the six months ended June 30, 2011, or an increase of 4.3% on a constant currency basis. Revenue from Developing markets increased 1.5% (8.7% on a constant currency basis) as growth driven by the continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets was partially offset by the unfavorable impact of changes in foreign currency exchange rates. Revenue from Developed markets decreased 0.8% (an increase of 2.2% on a constant currency basis) as growth in retail measurement services in North America and Western Europe was offset in part by the unfavorable impact of changes in foreign currency exchange rates.

Revenues from Insights services were flat during the period, or an increase of 3.1% on a constant currency basis, as growth in North America and Developing markets was offset by the unfavorable impact of changes in foreign currency exchange rates and decreases in Western Europe.

Watch Segment Revenues

Revenues increased 2.4% to $978 million for the six months ended June 30, 2012 from $955 million for the six months ended June 30, 2011, or 3.5% on a constant currency basis. Television measurement grew 3.9% (4.6% on a constant currency basis) driven by increases in spending from existing customers.

Expositions Segment Revenues

Revenues increased 5.3% to $99 million for the six months ended June 30, 2012 from $94 million for the six months ended June 30, 2011. These increases predominately relate to growth driven by certain sectors of existing shows.

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2012 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$145	$39	$102	$4	$—	$290
Watch	242	12	140	3	—	397
Expositions	38	—	12	—	—	50
Corporate and Eliminations	(34)	2	4	7	5	(16)

Total Nielsen	$391	$53	258	$14	$5	$721

SIX MONTHS ENDED JUNE 30, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$164	$34	$98	$3	$1	$300
Watch	211	8	155	2	—	376
Expositions	31	1	14	—	—	46
Corporate and Eliminations	(137)	3	4	5	109	(16)

Total Nielsen	$269	$46	271	$10	$110	$706

(1)	Other items for the six months ended June 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs of $5 million. Other items for the six months ended June 30, 2011, primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to our initial public offering and other transaction-related costs.

(IN MILLIONS)	Six Months Ended June 30, 2012 Reported	Six Months Ended June 30, 2011 Reported)	% Variance 2012 vs. 2011 Reported	Six Months Ended June 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$290	$300	(3.3)%	$284	2.1%
Watch	397	376	5.6%	373	6.4%
Expositions	50	46	8.7%	46	8.7%
Corporate and Eliminations	(16)	(16)	NM	(16)	NM

Total Nielsen	$721	$706	2.1%	$687	4.9%

Buy Segment Profitability

Operating income was $145 million for the six months ended June 30, 2012 as compared to $164 million for the six months ended June 30, 2011 due primarily to higher restructuring charges and increases in depreciation and amortization. The revenue performance mentioned above was partially offset by unfavorable changes in foreign currency exchange rates as well as investments in Developing markets expansion and increases in data acquisition costs. Non-GAAP business segment income increased 2.1% on a constant currency basis.

Watch Segment Profitability

Operating income was $242 million for the six months ended June 30, 2012 as compared to $211 million for the six months ended June 30, 2011. The increase was driven by the revenue performance discussed above and decreased depreciation and amortization expense, offset in part by increased investment in cross-platform measurement initiatives. Non-GAAP business segment income increased 6.4% on a constant currency basis.

Expositions Segment Profitability

Operating income was $38 million for the six months ended June 30, 2012 as compared to $31 million for the six months ended June 30, 2011 driven primarily by the revenue performance discussed above as well as lower restructuring charges. Non-GAAP business segment income increased 8.7% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $34 million for the six months ended June 30, 2012 as compared to $137 million for the six months ended June 30, 2011 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. Of the $283 million of cash and cash equivalents at June 30, 2012, approximately $245 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

At June 30, 2012, our total indebtedness was $6,843 million and we had $215 million in outstanding borrowings and $12 million of outstanding letters of credit under our senior secured revolving credit facility, leaving $408 million available for future borrowing. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

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

In February 2012, our €30 million 6.75% EMTN matured and was repaid and in April 2012, our €50 million variable rate EMTN matured and was repaid.

Cash Flows

Operating activities. Net cash provided by operating activities was $113 million for the six months ended June 30, 2012, as compared to $70 million for the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2011 included the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. Excluding this payment, cash flows from operating activities declined $59 million as compared to the prior period. This decline was driven by the timing of vendor and employee payroll payments, partially offset by favorable client billing performance, the Adjusted EBITDA performance described above and lower interest payments. Our key collections performance measure, days billing outstanding (DBO), remained flat for the period.

Investing activities. Net cash used in investing activities was $226 million for the six months ended June 30, 2012, as compared to $234 million for the six months ended June 30, 2011. The primary driver for the decreased usage of cash from investing activities was the decrease in acquisition payments partially offset by an increase in capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $152 million for the six months ended June 30, 2012 as compared to $142 million for the six months ended June 30, 2011.

Financing activities. Net cash provided by financing activities was $77 million for the six months ended June 30, 2012 as compared to $97 million for the six months ended June 30, 2011. The decrease in cash flow was driven by the results of the 2012 transactions described under the “Financing Transactions” section above.

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

Failure to comply with either of these covenants would result in an event of default under our Senior Secured Credit Agreement unless waived by our senior credit lenders. An event of default under our Senior Secured Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Senior Secured Credit Agreement and these covenants are material to us. As of June 30, 2012, we were in full compliance with the covenants described above.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 48% of our revenues and 49% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2012. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $7 million annually, with an immaterial impact on our profitability.

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

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2012:

	U.S. Dollar	Euro	Other Currencies
Revenues	52%	12%	36%
Operating costs	51%	13%	36%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2012, we had $4,335 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,533 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $18 million ($43 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no unregistered repurchases or sales of our common stock for the three months ended June 30, 2012.

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

Nielsen Holdings N.V. (Registrant)

Date: July 25, 2012	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

4.3	Fifth Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018.

4.4	Sixth Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018.

4.5	Sixth Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016.

4.6	Seventh Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016.

4.7	Seventh Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014.

4.8	Eighth Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014.

31.1	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101	The following financial information from Nielsen Holdings N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.