Form 10-K
period 2012-12-31
Nielsen Holdings N.V.
filed 2013-02-22
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2012, the last day of business of our most recently completed second fiscal quarter, was $3,129 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $26.22 per share.

There were 362,875,955 shares of the registrant’s Common Stock outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2013 annual meeting of stockholders of the registrant (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to:

•	the timing and scope of technological advances;

•	consolidation in our customers’ industries that may reduce the aggregate demand for our services and put pricing pressure on us;

•	customer procurement strategies that could put additional pricing pressure on us;

•

general economic conditions, including the effects of the current economic environment on advertising spending levels, the costs of, and demand for, consumer packaged goods, media, entertainment and technology products and any interest rate or exchange rate fluctuations;

•	goodwill and other intangible asset impairments;

•	our substantial indebtedness;

•	certain covenants in our debt documents and our ability to comply with such covenants;

•	regulatory review by governmental agencies that oversee information gathering and changes in data protection laws;

•	the ability to maintain the confidentiality of our proprietary information gathering processes and intellectual property;

•	intellectual property infringement claims by third parties;

•

risks to which our international operations are exposed, including local political and economic conditions, the effects of foreign currency fluctuations and the ability to comply with local laws and the ability to comply with applicable anti-bribery and economic sanctions laws;

•	criticism of our audience measurement services;

•	the ability to attract and retain customers, key personnel and sample participants;

•	the effect of disruptions to our information processing systems;

•	the effect of disruptions in the mail, telecommunication infrastructure and/or air services;

•	the impact of tax planning initiatives and resolution of audits of prior tax years;

•	future litigation or government investigations;

•	the possibility that the Sponsors’ (defined herein) interests will conflict with ours or yours;

•	the impact of competition;

•	the financial statement impact of changes in generally accepted accounting principles; and

•	the ability to successfully integrate our Company in accordance with our strategy and success of our joint ventures.

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

We align our business into three reporting segments, the principal two of which are what consumers buy (consumer purchasing measurement and analytics herein referred to as “Buy”) and what consumers watch (media audience measurement and analytics herein referred to as “Watch”). Our Buy and Watch segments, which together generated approximately 97% of our revenues in 2012, are built on an extensive foundation of proprietary data assets designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. The information from our Buy and Watch segments, when brought together, can deliver powerful insights into the effectiveness of advertising by linking media consumption trends with consumer purchasing data to better understand how media exposure drives purchase behavior. We believe these integrated insights will better enable our clients to enhance the return on investment of their advertising and marketing spending.

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. According to Euromonitor International, global consumer spending in the product categories we measure was over $7.0 trillion in 2009. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets in approximately 100 countries around the world and our data is used by our clients to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new services, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Within our Buy segment, we have two primary geographic groups, developed and developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while developing markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Buy segment represented approximately 61% of our total revenues in 2012.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile screens. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising across television, online and mobile platforms was at least $267 billion in 2011. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. Within our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $76 billion in 2011 according to a report by Veronis Suhler Stevenson. In addition to the United States, we measure television viewing in 32 other countries. We also measure markets that account for approximately 75% of global internet users and offer mobile measurement services in 16 countries, including the United States, where we are the market leader. Our Watch segment represented approximately 36% of our total revenue in 2012.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows and conference events in the United States. Each year, we produce more than 60 trade shows and conference events, which in 2012 connected over 335,000 buyers and sellers across 9 diversified and vibrant end markets. Our Expositions segment represented approximately 3% of our total revenue in 2012.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For nearly 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. Our Company, incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, the “Original Sponsors,” and together with subsequent investor Centerview Partners, the “Sponsors”). Subsequently, David Calhoun was appointed Chief Executive Officer. Mr. Calhoun has repositioned the Company and focused on building an open, simple and integrated operating model to drive innovation and deliver greater value to our clients. In January 2011, our Company consummated an initial public offering of our common stock and our shares trade on the New York Stock Exchange under the symbol “NLSN”.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. This segment is organized into two areas: Information, which provides retail scanner and consumer panel-based measurement, and Insights, which provides a broad range of analytics. For the year ended December 31, 2012, revenues from our Buy segment represented approximately 61% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five Buy segment clients represented approximately 23% of our Buy segment revenue for the year ended December 31, 2012 and the average length of relationship with these same clients is over 30 years. No single client accounted for 10% or more of our Buy segment revenue in 2012.

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

Our consumer panels collect data from approximately 250,000 household panelists across 26 countries who use in-home scanners to record purchases from each shopping trip. In the United States, for example, approximately 100,000 selected households, constituting a demographically balanced sample, participate in the panels. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports. Clients may access these databases to perform analyses.

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

We use consumer trends and comprehensive data analysis to advise our clients across their innovation process and apply a demand-driven approach to identify unmet consumer needs so they can develop breakthrough products. We use intelligence from comprehensive retail and consumer data analysis to inform client decisions on marketing spend for media, price, promotion and assortment. We help clients influence purchase decisions that shoppers make whether pre-store, in-store or online, and provide insights on how to market effectively along a shopper’s path to purchase. We also help clients drive profitable growth using demand-driven strategies that close the gap between consumer demand and sales, aligning what people want to what people buy.

What Consumers Watch

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries for television, online and mobile devices. For the year ended December 31, 2012, revenues from our Watch segment represented approximately 36% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 90% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five clients represented 30% of segment revenue for the year ended December 31, 2012 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenue in 2012.

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

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the “C3” ratings, which is a measure of how many people watch programming and commercials during live and time-shifted viewing up to three days after the program aired. The C3 rating has become the primary metric for buying and selling advertising on national broadcast television. We are expanding our television audience measurement to incorporate viewing of video-on-demand and from connected devices such as gaming consoles. We are developing and testing ways to measure how consumers watch video on tablets and other devices, to help advertising and programmers incorporate this viewing behavior into their programming and advertising plans. In the U.S., we utilize a single-source TV and PC panel to provide information to clients about simultaneous usage of more than one screen (e.g. if a consumer uses Facebook while watching a TV program), unduplicated reach (i.e. total audience net of duplication across platforms), cause and effect analysis (e.g. if a TV advertisement spurs a consumer to view a specific website online) and program viewing behavior (e.g. what platforms consumers use to view certain programming). We are working with Twitter to establish a measurement of consumer interaction with television programming and social media to address the growing interest in social TV among advertisers and media players.

We measure television viewing in 32 countries outside the United States, including Australia, Indonesia, Italy and South Korea. The international television audience measurement industry operates on a different model than in the United States. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which is designated the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

Digital Audience Measurement Services

We are a global provider of digital media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings to provide online publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Our online measurement services have a presence in more than 40 countries including the United States, South Korea and Brazil – markets that account for approximately almost 75% of global internet users. Through a combination of patented panel and census data collection methods, we monitor and measure the internet surfing, online buying and video viewing (including television content) of digital audiences. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent. Through our social media monitoring capabilities, 50 million new social media messages are collected every day from more than 30 countries in 15 languages, representing a 30% year over year growth in data collection. As newer forms of digital media such as video advertising, social media and applications become a greater proportion of consumer behavior, we are transitioning our portfolio of online services, including discontinuation of certain legacy services in certain markets and the launch of other services, to address the evolving requirements of measuring digital audiences and better serve our clients.

Mobile Measurement Services

We provide independent measurement and consumer research for telecom and media companies in the mobile telecommunications industry. Clients, principally mobile carriers and device manufacturers, rely upon our data to make consumer marketing, competitive strategy and resource allocation decisions. In the United States, our metrics are a leading indicator for market share, customer satisfaction, device share, service quality, revenue share, content audience and other key performance indicators. We also benchmark the end-to-end consumer experience to pinpoint problem areas in the service delivery chain, track key performance metrics for mobile devices and identify key market opportunities (e.g., demand tracking for device features and services). To address the rapid growth of mobile internet consumption, we are expanding our capabilities to capture internet, video and other media on mobile devices. As mobile adoption continues globally, there is an opportunity for us to measure media and data content on mobile devices worldwide and to incorporate mobile measurement into a more comprehensive view of consumer media behavior. We offer mobile measurement services in 30 countries worldwide, including the United States, where we are a leader in the nascent market for mobile audience measurement, and are focused on expanding our presence in other markets.

Advertiser Solutions

We provide a range of solutions to major advertisers, whether they are consumer packaged goods manufacturers, retailers, media companies, or other verticals such as automotive, telecom or financial services, to help validate and optimize their advertising spend. We quantify the effectiveness of advertising by reporting behavioral observations, attitudinal changes and actual offline purchase activity. We offer services specific to television, digital and social marketing to determine “resonance” or impact of specific campaigns, by measuring objectives such as breakthrough, brand recall, purchase intent and effect on product and brand loyalty. These services can also help clients determine which elements of their advertising campaigns are more or less effective, including frequency of repetition, length of commercial and context. As part of these efforts, we collect and analyze more than 20 million surveys annually to provide important insights on television and online advertising and content effectiveness.

We also combine intelligence on what consumers watch and buy to inform client decisions on their advertising spend. We integrate data from our Buy segment and other third party sources including our Nielsen Catalina Solutions joint venture, with Watch data on audience exposure to help assess the effect of an advertising campaign on purchase activity. We believe these and other offerings of consumer behavior data and marketing insights can provide value to advertisers as well as media content owners and distributors, and help these clients answer some of their most important marketing questions.

Expositions

In our Expositions segment, we operate one of the largest portfolios of business-to-business trade shows and conference events in the United States. Each year, we produce more than 60 trade shows and conference events, which in 2012 connected approximately 335,000 buyers and sellers across 9 diversified and vibrant end markets. Our leading events include the Hospitality Design Conference and Expo, the Kitchen/Bath Industry Show, the ASD Merchandise Shows, the JA International Jewelry Summer and Winter Shows and the Interbike International Bike Show and Expo. For the year ended December 31, 2012, revenues from our Expositions segment represented approximately 3% of our consolidated revenue.

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

Notwithstanding the challenges presented by the competitive landscape, we believe that we have several competitive advantages, including the following:

Global Scale and Brand. We provide a breadth of information and insights about the consumer in approximately 100 countries. In our Buy segment, we track billions of sales transactions per month in retail outlets in approximately 100 countries around the world. We also have approximately 250,000 household panelists across 26 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $76 billion in 2011 according to Veronis Suhler Stevenson. We believe our footprint, neutrality, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expands. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Buy segment, our clients include the largest consumer packaged goods and merchandising companies in the world such as The Coca-Cola Company, Kraft Foods and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco, Walgreens, Wal-Mart Stores. In our Watch segment, our client base includes leading broadcast, cable and internet companies such as CBS, Disney/ABC, Facebook, Google, Microsoft, NBC Universal/Comcast, News Corp., Time Warner, Twitter, Univision and Yahoo!; leading advertising agencies such as WPP, IPG, Omnicom, and Publicis; leading telecom companies such as AT&T, Verizon, Vodafone, and Nokia; and leading automotive companies such as Chrysler, Ford and Toyota. The average length of relationship with our top 10 clients across both our Buy and Watch segments is more than 30 years. In addition, due to our growing presence in developing markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

Enhanced Data Assets and Measurement Science. Our extensive portfolio of transactional and consumer behavioral data across our Buy and Watch segments enables us to provide critical information to our clients. For decades, we have employed advanced measurement methodologies that yield statistically accurate information about consumer behavior while having due regard for their privacy. Our particular expertise in panel measurement includes a proven methodology to create statistically accurate research insights that are fully representative of designated audiences. This expertise is a distinct advantage as we extrapolate more precise insights from emerging large-scale census databases to provide greater granularity and segmentation for our clients. We continue to enhance our core competency in measurement science by improving research approaches and investing in new methodologies. We have also invested significantly in our data architecture to enable the integration of distinct large-scale census data sets including those owned by third parties. We believe that our expertise, established standards and increasingly granular and comprehensive data assets provide us with a distinct advantage as we deliver more precise insights to our clients.

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends. For example, we are investing in advanced delivery technologies to extend the value of the full suite of our data assets for our clients. We have further enhanced our information and analytics delivery platform, Nielsen Answers on Demand, to enable the management of consumer loyalty programs for retailers. The 2012 expansion of our Nielsen Campaign Ratings service provides “reach” metrics for TV and digital campaign ratings, and can offer advertisers and media companies a unique measurement of unduplicated audiences for their advertising and programming across television and online viewing.

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading services that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with leading technology partners such as IBM, Tata Consultancy Services and TIBCO, which allows for greater quality in client offerings and efficiency in our global operations.

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the Internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted. We believe our distinct ability to provide audience measurement and metrics across television, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

Consumers are more connected, informed and in control. Today, more than three-quarters of the world’s homes have access to television, there are more than 2.4 billion internet users around the globe, and approximately three-fourths of the world’s population has access to a mobile phone. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. They can compare products and prices instantaneously and have new avenues to learn about, engage with and purchase products and services. These shifts in behavior create significant complexities for our clients. Our broad portfolio of information and insights enables our clients to engage consumers with more impact and efficiency, influence consumer purchasing decisions and actively participate in and shape conversations about their brands.

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

Consumers are looking for greater value. Economic and social trends have spurred consumers to seek greater value in what they buy as exemplified by the rising demand for “private label” (store branded) products. For instance, in the United States, the absolute dollar share for private label consumer packaged goods increased more than $15 billion during 2009 and 2012. This increased focus on value is causing manufacturers, retailers and media companies to re-evaluate brand positioning, pricing and loyalty. We believe companies will increasingly look to our broad range of consumer purchasing insights and analytics to more precisely and effectively measure consumer behavior and target their products and marketing offers at the right place and at the right price.

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

Continue to grow in developing markets

Developing markets (measured in our Buy segment) comprised approximately 20% of our 2012 revenues and represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Currently, the middle class is expanding significantly each year on a global basis, with Africa, Brazil, Russia, India and China currently contributing nearly half of all global consumption growth. Key elements of our strategy include:

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

•

Continuing to grow our leadership in measurement and insight services related to TV, online and mobile and expanding our services in growth areas including social media to help our media clients more effectively reach their target audiences and better understand the value of their content; and

•

Continuing to expand our Advertiser Solutions offering, which integrates our proprietary data and analytics from both the Buy and Watch segments, by developing powerful tools to help clients better understand the effectiveness of advertising and the impact of advertising spend on consumer purchasing behavior.

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

Continue to pursue strategic acquisitions to complement our leadership positions

We have increased our capabilities through investments and acquisitions in the areas of retail measurement, international audience measurement, and advertising effectiveness for digital and social media campaigns. Going forward, we will consider select acquisitions of complementary businesses that enhance our product and geographic portfolio and can benefit from our scale, scope and status as a global leader.

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing eight primary data centers in seven countries around the world. Our global database has the capacity to house approximately 36 petabytes of information, with our Buy segment processing approximately nine trillion purchasing data points each month and our Watch segment processing approximately 1.7 billion tuning and viewing records each month. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as IBM, Tata Consulting Services and TIBCO.

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

We hold a number of third-party patent and intellectual property license agreements that afford us rights to third party patents, technology and other intellectual property. Such license agreements most often do not preclude either party from licensing our patents and technology to others. Such licenses may involve one-time payments or ongoing royalty obligations, and we cannot ensure that future license agreements can or will be obtained or renewed on acceptable terms, or at all.

Employees

As of December 31, 2012, we employed approximately 35,000 people worldwide. Approximately 19% of our employees are covered under collective bargaining agreements and an additional 12% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We believe that our employee relations are good.

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

What Consumers Watch

While we do not have one global competitor in our Watch segment, we face numerous competitors in various areas of our operations in different markets throughout the world. We are the clear market leader in U.S. television audience measurement; however, there are many emerging players and technologies that will increase competitive pressure. Numerous companies such as Kantar (a unit of WPP), Rentrak and TRA (a unit of TiVo) are attempting to measure television viewing using data received from set-top boxes of cable and satellite TV providers. Our principal competitor in television audience measurement outside the United States is Kantar, with additional companies such as Ipsos, GfK and Médiamétrie representing competitors in individual countries. Our online service faces competition in the United States and globally from companies that provide panel-based internet measurement services such as comScore, providers of site-centric Web analytics solutions, including Coremetrics, Google, Adobe and WebTrends; and companies that measure consumer generated media on the internet such as Twelvefold, Visible Technologies, and Radian 6.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

The Blackstone Group L.P., one of our Sponsors, informed us that TRW Automotive Holdings Corp., a company that may be considered one of its affiliates, included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act (the “TRW Disclosure”). We have no involvement in or control over the activities of TRW Automotive Holdings Corp., any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the TRW Disclosure.

    TRW Disclosure:

        “Compliance with Government Regulations

Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

Recent Developments

In December 2012, we signed a definitive agreement to acquire Arbitron Inc. (NYSE: ARB), an international media and marketing research firm, for $48 per share in cash (the “Transaction”). In addition, we entered into a commitment for an unsecured note or unsecured loan up to $1,300 million (the “Commitment Letter”) to fund the closing of the Transaction. The Transaction has been approved by the board of directors of both companies and is subject to customary closing conditions, including regulatory review. As of December 31, 2012, there were no borrowings outstanding under the Commitment Letter.

In January 2013, our board of directors adopted a cash dividend policy with the present intent to pay quarterly cash dividends on our outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, to be paid on March 20, 2013 to holders of record of our common stock on March 6, 2013. Our dividend policy and the payment of future cash dividends are subject to the discretion of the board of directors.

In February 2013, the mandatory convertible subordinated bonds were converted into 10,416,700 shares of our common stock at a conversion rate of 1.8116 shares per $50.00 principal amount of the bonds.

In February 2013, we amended our Amended and Restated Master Services Agreement (the “Agreement”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the Agreement has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. Nielsen has increased its commitment to purchase services from TCS from $1.0 billion to $2.5 billion (the “Minimum Commitment”) over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”). TCS will continue to globally provide Nielsen with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide Nielsen with the right to terminate the Agreement or statement of work, as applicable.

In February 2013, the Company received the requisite lender consents to amend its Senior Secured Credit Agreement to allow for the replacement of its existing class A, B and C term loans with a new class of term loans. The amendment is expected to close during the first quarter of 2013, subject to customary closing conditions, and will be documented in an Amended and Restated Credit Agreement.

In February 2013, Venezuela devalued its currency by 32%. As the Company has operations in both its Buy and Watch segments in Venezuela, this devaluation will result in a charge of approximately $12 million in the first quarter of 2013 in the foreign exchange transaction (losses)/gains, net line in the consolidated statement of operations.

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

Traditional methods of television viewing are changing as a result of fragmentation of channels and digital and other new television technologies and devices such as video-on-demand, digital video recorders, game consoles, tablets, other mobile devices and internet viewing. If we are unable to continue to successfully adapt our media measurement systems to new viewing habits, our business, financial position and results of operations could be adversely affected.

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

Continued adverse market conditions, particularly in the consumer packaged goods, media, entertainment, telecommunications or technology industries could adversely impact our revenue.

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

During challenging economic times, clients, typically advertisers, within our Buy segment may reduce their discretionary advertising expenditures and may be less likely to purchase our analytical services, which would have an adverse effect on our revenue.

Clients within our Watch segment derive a significant amount of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures and advertising agencies and other media may be less likely to purchase our media information services, which would have an adverse effect on our revenue.

Revenues within our Expositions segment are primarily derived from business-to-business trade shows and events. During challenging economic times exhibitors may cut back on attending our events, which would have an adverse effect on our revenue.

We have suffered losses due to goodwill impairment charges in the past and could do so again in the future.

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2012, we had goodwill and intangible assets of $11,907 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2012, we had total indebtedness of $6,584 million (including $288 million of Mandatory Convertible Subordinated Bonds due 2013 that were converted on February 1, 2013 into 10,416,700 shares of common stock). Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

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

We may not be able to generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs. Our cash interest expense for the years ended December 31, 2012, 2011 and 2010 was $384 million, $446 million and $531 million, respectively. At December 31, 2012, we had $4,090 million of floating-rate debt under our senior secured credit facilities of which $2,540 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $16 million ($41 million without giving effect to any of our interest rate swaps). We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all.

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

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of personally identifiable information both abroad and in the United States. Compliance with these laws may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and liability under contractual warranties. In addition, there is an increasing public concern regarding data and consumer protection issues, and the number of jurisdictions with data protection laws has been slowly increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries, including the United States, have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to survey research. If the laws were extended to include survey research, our ability to recruit research participants could be adversely affected. These or future initiatives may adversely affect our ability to generate or assemble data or to develop or market current or future services, which could negatively impact our business.

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

We generate revenues throughout the world which are subject to exchange rate fluctuations, and our revenue and net income may suffer due to currency translations and repatriation of earnings to the U.S.

We operate globally, deriving approximately 48% of revenues for the year ended December 31, 2012 in currencies other than U.S. dollars, with approximately 12% of revenues deriving in Euros. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars, while our European operations earn revenue and incur expenses primarily in Euros, which have recently been subject to significant volatility. Outside the United States and the European Union, we generate revenue and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to limitations placed on such conversions. Certain of the countries in which we operate, such as Venezuela, have currencies which are considered to be hyperinflationary. These risks could have a material adverse effect on our business, results of operations and financial condition.

Of the $288 million in cash and cash equivalents, approximately $265 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

Our international operations are exposed to risks which could impede growth in the future.

We continue to explore opportunities in major international markets around the world, including China, Russia, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:

•	costs of customizing services for clients outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	the burdens of complying with a wide variety of foreign laws;

•	difficulties in managing international operations;

•	longer sales and payment cycles;

•	exposure to foreign currency exchange rate fluctuation;

•	exposure to local economic conditions;

•	limitations on the repatriation of funds from foreign operations;

•	exposure to local political conditions, including adverse tax policies, civil unrest and seizure of assets by a foreign government; and

•	the risks of an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate.

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

Our top ten clients accounted for approximately 25% of our total revenues for the year ended December 31, 2012. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

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

Pursuant to the terms of an eight-year agreement, effective February 2013, we are dependent upon Tata America International Corporation and Tata Consultancy Services Limited (collectively, “TCS”) for the performance of a significant portion of our information technology and operations functions worldwide, the provision of a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services, as well as assistance in integrating and centralizing multiple systems, technologies and processes on a global scale. The success of our business depends in part on maintaining our relationships with TCS and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, or at all, and our business could be adversely affected.

Long-term disruptions in the mail, telecommunication infrastructure and/or air service could adversely affect our business.

Our business is dependent on the use of the mail, telecommunication infrastructure and air service. Long-term disruptions in one or more of these services, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, civil unrest and/or acts of terrorism, could adversely affect our business, results of operations and financial condition.

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

We regularly evaluate opportunities for strategic growth through tuck-in acquisitions. Potential issues associated with these acquisitions could include, among other things, our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of the acquisition within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with the acquisition; diversion of management’s attention from base strategies and objectives; and, with respect to acquisitions, our ability to successfully combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized, including sales and administrative support activities and information technology systems among our company and the acquired company, motivating, recruiting and retaining executives and key employees, conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company, consolidating and streamlining corporate and administrative infrastructures, consolidating sales and marketing operations, retaining existing customers and attracting new customers, identifying and eliminating redundant and underperforming operations and assets, coordinating geographically dispersed organizations, and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. In addition, acquisitions outside of the United States increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations. If an acquisition is not successfully completed or integrated into our existing operations, our business, financial condition and results of operations could be adversely impacted.

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

Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2013, there were 40 stockholders of record, including our parent company, Valcon Acquisition Holding (Luxembourg) S.á.r.l (“Luxco”) who owned 236,266,399 shares (or approximately 65%) of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

In February 2013, Luxco and certain Nielsen employees completed a public offering of 40,814,883 shares of the Company’s common stock at a price of $32.55 per share. Subsequent to this offering, Luxco owned 195,463,201 shares (or approximately 52%) of the Company’s common stock.

The high and low reported sale prices per share for our common stock for the quarterly periods for the years ended December 31, 2012 and 2011 were as follows:

	2012		2011
Quarterly Period	High	Low	High	Low
First(1)	$31.10	$26.57	$28.15	$24.75
Second	$30.35	$25.14	$33.00	$26.88
Third	$30.50	$25.02	$31.83	$24.67
Fourth	$32.07	$27.30	$31.45	$24.38

(1)	First quarter of 2011 represents the period of January 26, 2011, the date of our initial public offering, to March 31, 2011.

No dividends have been declared on our common stock during the years ended December 31, 2012 or 2011. In January 2013, we adopted a cash dividend policy pursuant to which we intend to declare and pay quarterly cash dividends on each issued and outstanding share of common stock. The first quarterly cash dividend under this policy was declared by our board of directors in the amount of $0.16 per share payable on March 20, 2013 to holders of record of shares of our common stock on March 6, 2013. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. In addition, our ability to pay dividends is limited by covenants in our senior secured credit facilities and in the indentures governing our notes. See the “Liquidity and Capital Resources” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and selected consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Years Ended December 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
Statement of Operations Data:
Revenues	$5,612	$5,532	$5,126	$4,808	$4,806
Depreciation and amortization(6)	520	529	558	557	499
Operating income	952	794	730	116	420
Interest expense	413	477	660	647	701
Income/(loss) from continuing operations	273	85	154	(428)	(314)
Income/(loss) from continuing operations per common share (basic)	0.75	0.24	0.55	(1.57)	(1.39)
Income/(loss) from continuing operations per common share (diluted)	0.75	0.24	0.54	(1.57)	(1.39)
Cash dividends declared per common share	—	—	0.03	—	—

	December 31,
(IN MILLIONS)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$14,585	$14,504	$14,429	$14,600	$15,091
Long-term debt including capital leases	6,579	6,762	8,550	8,640	9,320

(1)	Income for year ended December 31, 2012 included $84 million in restructuring charges and $121 million of charges associated with certain debt retirement transactions.

(2)	Income for year ended December 31, 2011 included $84 million in restructuring charges and $333 million of charges associated with the initial public offering of the Company’s common stock and related debt retirement transactions and Sponsor Agreement termination payments.

(3)	Income for year ended December 31, 2010 included $61 million in restructuring charges, $136 million of foreign currency transaction gains and $90 million of charges associated with certain debt retirement transactions.

(4)	The loss in the year ended December 31, 2009 included a goodwill and intangible asset impairment charge of $527 million and $62 million in restructuring charges.

(5)	The loss in the year ended December 31, 2008 included a goodwill impairment charge of $96 million and $118 million in restructuring charges.

(6)	Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $166 million, $182 million, $215 million, $247 million and $245 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segment Overview

We align our business into three reporting segments: what consumers buy (consumer purchasing measurement and analytics), what consumers watch (media audience measurement and analytics) and Expositions. Our Buy and Watch segments, which together generated substantially all of our revenues in 2012, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

Our Buy segment provides Information services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and Insights services (primarily comprised of our analytical solutions) to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while developing markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries for television, online and mobile screens. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows and conference events in the United States. Each year, we produce more than 60 trade shows and conference events, which in 2012 connected over 335,000 buyers and sellers across 9 diversified and vibrant end markets.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these estimates relate to: revenue recognition; business combinations including purchase price allocations; accruals for pension costs and other post-retirement benefits; accounting for income taxes; and valuation of long-lived assets including goodwill and indefinite-lived intangible assets, computer software and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. For a summary of the significant accounting policies, including critical accounting policies discussed below, see Note 1 – “Description of Business, Basis of Presentation and Significant Accounting Policies” – to our consolidated financial statements.

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

Watch

Revenue from our Watch segment is primarily generated from television, internet and mobile measurement services and recognized on a straight-line basis over the contract period, as the service is delivered to the customer.

Expositions

Revenue and certain costs within our Expositions segment are recognized upon completion of each event.

Stock-Based Compensation

Expense Recognition

Our stock-based compensation programs are comprised of both stock options and RSUs. We measure the cost of all stock-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. We recognize expense associated with stock-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $34 million, $27 million and $18 million of expense associated with stock-based compensation for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the aggregate grant date fair value of all outstanding vested and unvested options was $75 million and $62 million, respectively. As of December 31, 2012, approximately $16 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.4 years

Fair Value Measurement

Determining the fair value of stock-based awards at the grant date requires considerable judgment. Stock-based compensation expense for stock options is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model, which considers factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of stock-based awards expected to be forfeited due to future terminations. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

	Year Ended December 31,
	2012	2011	2010
Expected life (years)	3.50 - 6.00	3.50 - 6.00	2.85 - 4.17
Risk-free interest rate	0.38 - 0.83%	1.18 - 2.23%	1.28 - 2.12%
Expected dividend yield	0%	0%	0%
Expected volatility	28.00 - 30.30%	31.70 - 42.00%	58.00 - 63.00%
Weighted-average volatility	28.56%	33.42%	60.05%

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

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. We have designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of our formal budget and business plan review. We review the recoverability of our goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. We established, and continue to evaluate, our reporting units based on our internal reporting structure and generally define such reporting units at our operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily by an income approach using a discounted cash flow analysis and supplemented by a market-based approach.

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

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used for our reporting units were between 8.0% and 15.0%.

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

We did not have any indicators of impairment during the year ended December 31, 2012. The following table summarizes the results of the ten reporting units that were subject to the October 1, 2012 annual impairment testing and the related goodwill value associated with the reporting units for (a) fair values exceeding carrying values by less than 10%, (b) fair values exceeding carrying values between 10% and 20% and (c) fair values exceeding carrying values by more than 20%.

Fair value exceeds carrying value by:	Number of reporting units	Reporting units goodwill (in millions)
Less than 10%	1	$109
10% to 20%	—	—
Greater than 20%	9	7,167

Totals	10	$7,276

We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions. However, we consistently test a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was less than the underlying book value for one of our reporting units with goodwill of approximately $109 million at October 1, 2012 (approximately 1.5% of our total goodwill).

Even though our sensitivity analyses, based upon reasonably possible adverse changes in assumptions as one of our reporting units showed a potential shortfall, we believe it was not reasonably likely that an impairment would occur in the next twelve months from that date as management has the ability to execute certain productivity and other actions in order to increase the results of operations and cash flows of our reporting units. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

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

Pension Costs

We provide a number of retirement benefits to our employees, including defined benefit pension plans and post-retirement medical plans. Pension costs, in respect of defined benefit pension plans, primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets. Differences between this expected return and the actual return on these plan assets and actuarial changes are not recognized in the statement of operations, unless the accumulated differences and changes exceed a certain threshold. The excess is amortized and charged to the statement of operations over, at the maximum, the average remaining term of employee service. We recognize obligations for contributions to defined contribution pension plans as expenses in the statement of operations as they are incurred.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 6.2%, 6.3% and 6.5 % for the years ended December 31, 2012, 2011 and 2010, respectively. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

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

Deferred tax assets and deferred tax liabilities are computed by assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The carrying value of deferred tax assets is adjusted by a valuation allowance to the extent that these deferred tax assets are not considered to be realized on a more likely than not basis. Realization of deferred tax assets is based, in part, on our judgment and various factors including reversal of deferred tax liabilities, our ability to generate future taxable income in jurisdictions where such assets have arisen and potential tax planning strategies. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future.

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the years ended December 31, 2012, 2011 and 2010.

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

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

For the year ended December 31, 2012, we paid cash consideration of $160 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

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

On January 31, 2011, each of our subsidiaries party to the Sponsor Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and we recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our consolidated statement of operations. We recorded $12 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the year ended December 31, 2010.

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

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
U.S. Dollar	52%	50%	52%
Euro	12%	14%	14%
Other Currencies	36%	36%	34%

Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.29 to €1.00, $1.39 to €1.00 and $1.33 to €1.00 for the years ended December 31, 2012, 2011 and 2010, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Buy and Watch segments in Venezuela and our functional currency for these operations was the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We evaluated the new exchange rate system and concluded that our local currency transactions will be denominated in U.S. dollars effective as of January 1, 2010 and until Venezuela’s currency is deemed to be non-hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction (losses)/gains, net line item in the consolidated statement of operations. In June 2010, a further revision to the currency exchange rate system was made and in December 2010, the government of Venezuela eliminated the preferential exchange rate. Neither the impact of the hyperinflationary accounting or the subsequent changes to the exchange rate system had a material impact on our consolidated results of operations for the years ended December 31, 2012, 2011, or 2010.

In February 2013, Venezuela’s currency was further devalued by 32%, which will result in a charge of approximately $12 million in the first quarter of 2013 in the foreign exchange transaction (losses)/gains, net line in the consolidated statement of operations.

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

Results of Operations – (Years Ended December 31, 2012, 2011 and 2010)

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Revenues	$5,612	$5,532	$5,126

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,278	2,237	2,129
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,778	1,888	1,648
Depreciation and amortization	520	529	558
Restructuring charges	84	84	61

Operating income	952	794	730

Interest income	4	6	5
Interest expense	(413)	(477)	(660)
Loss on derivative instruments	—	(1)	(27)
Foreign currency exchange transaction (losses)/gains, net	(17)	(9)	136
Other expense, net	(118)	(209)	(81)

Income from continuing operations before income taxes and equity in net income of affiliates	408	104	103
(Provision)/benefit for income taxes	(140)	(22)	46
Equity in net income of affiliates	5	3	5

Income from continuing operations	273	85	154
Income/(loss) from discontinued operations, net of tax	—	1	(22)

Net income	273	86	132
Net income attributable to noncontrolling interests	—	2	2

Net income attributable to Nielsen stockholders	$273	$84	$130

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, goodwill and intangible asset impairment charges, stock-based compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items specifically described below.

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

Adjusted EBITDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The below table presents a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Net income	$273	$86	$132
(Income)/loss from discontinued operations, net	—	(1)	22
Interest expense, net	409	471	655
Provision/(benefit) for income taxes	140	22	(46)
Depreciation and amortization	520	529	558

EBITDA	1,342	1,107	1,321
Equity in net income of affiliates	(5)	(3)	(5)
Other non-operating expense/(income), net	135	219	(28)
Restructuring charges	84	84	61
Stock-based compensation expense	34	27	18
Other items(a)	12	112	44

Adjusted EBITDA	$1,602	$1,546	$1,411

(a)	For the year ended December 31, 2012, other items consists primarily of deal related costs. For the year ended December 31, 2011, other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to public offerings and other transaction-related costs. For the year ended December 31, 2010, other items primarily consist of Sponsor Advisory Fees of $12 million, Transformation Initiative and other dual running costs of $16 million and consulting and other costs of $16 million associated with information technology infrastructure transformation and fees associated with certain consulting arrangements.

Consolidated Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

Revenues increased 1.4% to $5,612 million for the year ended December 31, 2012 from $5,532 million for the year ended December 31, 2011, or 3.9% on a constant currency basis, which excludes a 2.5% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment increased 0.3% (3.9% on a constant currency basis) while revenues within our Watch segment increased 3.3% (4.3% on a constant currency basis), and revenues within our Expositions increased 2.2% (2.2% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 1.8% to $2,278 million for the year ended December 31, 2012 from $2,237 million for the year ended December 31, 2011, or 4.5% on a constant currency basis, excluding a 2.7% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 3.1% (7.0% on a constant currency basis) due primarily to investments in the continued global expansion of our services and higher retail measurement costs, substantially offset by favorable impact of changes in foreign currency exchange rates. Costs within our Watch segment decreased 0.1% (an increase of 0.8% on a constant currency basis) as the impact of productivity initiatives and the favorable impact of foreign currency exchange rates offset increases in spending on product portfolio management initiatives. Corporate costs decreased by approximately $3 million in 2012 as compared to 2011 driven by cost savings initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses decreased 5.8% to $1,778 million for the year ended December 31, 2012 from $1,888 million for the year ended December 31, 2011, or a decrease of 3.5% on a constant currency basis, excluding a 2.3% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 1.9% (an increase of 1.3% on a constant currency basis) due primarily to the impact of productivity initiatives and the favorable impact of changes in foreign currency exchange rates, which more than offset increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment increased 1.9% (3.1% on a constant currency basis) due primarily to increased investment in product development initiatives. Corporate costs decreased by $88 million due to a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements recorded in 2011 offset by higher deal related fees in 2012.

Depreciation and Amortization

Depreciation and amortization expense was $520 million for the year ended December 31, 2012 as compared to $529 million for the year ended December 31, 2011. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $166 million for the year ended December 31, 2012 from $182 million for the year ended December 31, 2011 resulting from lower amortization on purchase price adjustments from the acquisition for certain assets that became fully amortized. The decline was primarily offset by increases in depreciation and amortization expense associated with the timing of capital expenditures versus the prior year.

Restructuring Charges

We recorded $84 million in restructuring charges for the year ended December 31, 2012, of which $5 million related to property lease termination charges with the remainder relating to severance costs associated with employee terminations.

We recorded $84 million in restructuring charges for the year ended December 31, 2011 primarily related to severance costs associated with employee terminations.

Operating Income

Operating income for the year ended December 31, 2012 was $952 million compared to operating income of $794 million for the year ended December 31, 2011. Operating income of $409 million for the year ended December 31, 2012 within our Buy segment decreased from $432 million for the year ended December 31, 2011. Operating income within our Watch segment of $537 million for the year ended December 31, 2012 increased from $462 million for the year ended December 31, 2011. Operating income within our Expositions segment was $72 million for the year ended December 31, 2012 as compared to $60 million for the year ended December 31, 2011. Corporate operating expenses decreased to $66 million for the year ended December 31, 2012 from $160 million for the year ended December 31, 2011.

Interest Expense

Interest expense was $413 million for the year ended December 31, 2012 compared to $477 million for the year ended December 31, 2011. The decline primarily related to the impact of debt retirements from our initial public offering of common stock in 2011, lower interest cost on our derivative instruments as well as our debt refinancing of our 11.50% Senior Notes and our 8.50% Senior Secured Term Loan with our 4.50% Senior Notes in the fourth quarter of 2012.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.29 to €1.00 for the year ended December 31, 2012 as compared to $1.39 to €1.00 for the year ended December 31, 2011.

We incurred $17 million and $9 million in foreign currency exchange losses for the year ended December 31, 2012 and 2011, respectively. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio partially offset by the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan.

Other Expense, Net

The $118 million of other expense, net amount for the year ended December 31, 2012, consists of charges of $115 million associated with the redemption and retirement of our 11.50% Senior Notes due 2016 and the prepayment of our 8.50% Senior Secured Term Loan due 2017, a $6 million write-down of an investment in an equity security, and a $6 million charge associated with extinguishment of our term loan due in 2013, partially offset by a $10 million gain on the acquisition of a previously nonconsolidated business.

The $209 million of other expense, net amount for the year ended December 31, 2011 includes charges of $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from our initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $10 million of other gains primarily related to an acquisition of the remaining interest of a previously nonconsolidated subsidiary and $12 million of other gains, primarily relating to the settlement of certain patent infringement matters.

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Affiliates

Income was $408 million for the year ended December 31, 2012 compared to $104 million for the year ended December 31, 2011 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2012 and 2011 were 34% and 21%, respectively.

The effective tax rate for the year ended December 31, 2012 was higher than the statutory expense rate due to the impact of distributions from foreign subsidiaries, tax rate differences in the other jurisdictions where we file tax returns, US state and local and other withholding taxes, offset by the favorable impact of certain financing activities, the net release of valuation allowances and changes in deferred tax rates. The effective tax rate for the year ended December 31, 2011 was lower than the statutory rate primarily due to the favorable effect of financing activities, release of valuation allowances and the impact of the tax rate differences in the other jurisdictions where we file tax returns.

At December 31, 2012 and 2011, we had uncertain tax positions of $100 million and $96 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2012 and 2011 of $40 million and $29 million, respectively.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $6 million to $14 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Adjusted EBITDA

Adjusted EBITDA increased 3.6% to $1,602 million for the year ended December 31, 2012 from $1,546 million for the year ended December 31, 2011, or 5.7% on a constant currency basis. Our Adjusted EBITDA margin increased to 28.55% for the year ended December 31, 2012 from 27.95% for the year ended December 31, 2011. See “Results of Operations – (Years Ended December 31, 2012, 2011 and 2010)” for the reconciliation of net income to Adjusted EBITDA.

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

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.1% to $2,237 million for the year ended December 31, 2011 from $2,129 million for the year ended December 31, 2010, or 2.8% on a constant currency basis, excluding a 2.3% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from a 9.7% increase within our Buy segment (6.7% on a constant currency basis) due to the global expansion of our services. Costs within our Watch segment decreased 1.7% (3.2% on a constant currency basis) due primarily to productivity savings and product portfolio management initiatives in our Television measurement business. Corporate costs decreased by approximately $8 million in 2011 as compared to 2010 driven by cost savings initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 14.6% to $1,888 million for the year ended December 31, 2011 from $1,648 million for the year ended December 31, 2010, or 11.8% on a constant currency basis, excluding a 2.8% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by an 11.4% increase within our Buy segment (8.3% on a constant currency basis) due to increases in data acquisition and client service costs associated with the global expansion of our services as well as a 7.4% increase within our Watch segment (5.5% on a constant currency basis) due to increased investment in audience measurement and advertiser solutions initiatives. Corporate costs increased by approximately $78 million primarily as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements partially offset by cost savings initiatives.

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

Foreign currency exchange resulted in a $9 million loss for the year ended December 31, 2011 compared to a gain of $136 million for the year ended December 31, 2010. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio and the fluctuation in Japanese Yen as compared to the Euro applied to our Japanese Yen denominated debenture. The gain in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro-denominated senior secured term loans that were subsequently designated as net investment hedges and debentures that were subsequently retired as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other Expense, Net

Other expense, net of $209 million for the year ended December 31, 2011 includes charges of approximately $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from our initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $10 million of other gains primarily related to an acquisition of the remaining interest of a previously nonconsolidated subsidiary and $12 million of other gains, primarily relating to the settlement of patent infringement matters.

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

At December 31, 2011 and 2010, we had uncertain tax positions of $96 million and $114 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2011 and 2010 of $29 million and $25 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $8 million to $19 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Equity in Net Income of Affiliates

Equity in net income of affiliates was $3 million for the year ended December 31, 2011 as compared to $5 million of income for the year ended December 31, 2010.

Adjusted EBITDA

Our Adjusted EBITDA increased 9.6% to $1,546 million for the year ended December 31, 2011 from $1,411 million for the year ended December 31, 2010, or 7.8% on a constant currency basis. Our Adjusted EBITDA margin increased to 27.95% for the year ended December 31, 2011 from 27.52% for the year ended December 31, 2010. See “Results of Operations – (Years Ended December 31, 2012, 2011 and 2010)” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2012 compared to the year ended December 31, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2012	Year Ended December 31, 2011	% Variance 2012 vs. 2011 Reported	Year Ended December 31, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$3,420	$3,409	0.3%	$3,293	3.9%
Watch	2,009	1,944	3.3%	1,927	4.3%
Expositions	183	179	2.2%	179	2.2%

Total	$5,612	$5,532	1.4%	$5,399	3.9%

Buy Segment Revenues

Revenues increased 0.3% to $3,420 million for the year ended December 31, 2012 from $3,409 million for the year ended December 31, 2011, or 3.9% on a constant currency basis. Revenues from Developing markets increased 1.3% (7.0% on a constant currency basis) and revenues from Developed markets decreased 0.1% for the period (an increase of 2.4% on a constant currency basis).

Revenues from Information services increased 2.4% to $2,595 million for the year ended December 31, 2012 from $2,534 million for the year ended December 31, 2011, or 6.3% on a constant currency basis, excluding a 3.9% unfavorable impact of changes in foreign currency exchange rates. Revenues from Developed markets increased 2.1% (4.9% on a constant currency basis) as growth in retail measurement services in North America was offset in part by a soft Western Europe market as well as the unfavorable impact of changes in foreign currency exchange rates. Revenues from Developing markets increased 3.0% during the period (an increase of 9.1% on a constant currency basis) as growth driven by the continued expansion of both our retail measurement and consumer panel services to both new and existing clients and new markets was substantially offset by the unfavorable impact of changes in foreign currency exchange rates.

Revenues from Insights services decreased 5.7% to $825 million for the year ended December 31, 2012 from $875 million for the year ended December 31, 2011, or a decrease of 3.1% on a constant currency basis, excluding a 2.6% unfavorable impact of changes in foreign currency exchange rates. Growth in North America of 2% was more than offset by the unfavorable impact of changes in foreign currency exchange rates and decreases in discretionary client spending in Western Europe.

Watch Segment Revenues

Revenues increased 3.3% to $2,009 million for the year ended December 31, 2012 from $1,944 million for the year ended December 31, 2011, or 4.3% on a constant currency basis. Television measurement grew 4.8% (5.4% on a constant currency basis) driven by increases in spending from both new and existing clients.

Expositions Segment Revenues

Revenues increased 2.2% to $183 million for the year ended December 31, 2012 from $179 million for the year ended December 31, 2011. These increases primarily relate to growth driven by certain sectors of existing shows.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2012 and 2011, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2012 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$409	$60	$208	$10	$(1)	$686
Watch	537	18	281	7	—	843
Expositions	72	(1)	23	—	—	94
Corporate and Eliminations	(66)	7	8	17	13	(21)

Total Nielsen	$952	$84	$520	$34	$12	$1,602

YEAR ENDED DECEMBER 31, 2011 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$432	$57	$198	$8	$4	$699
Watch	462	15	299	5	—	781
Expositions	60	2	25	—	—	87
Corporate and Eliminations	(160)	10	7	14	108	(21)

Total Nielsen	$794	$84	$529	$27	$112	$1,546

(1)	For the year ended December 31, 2012, other items consists primarily of deal related costs. For the year ended December 31, 2011, other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to public offerings and other transaction-related costs.

(IN MILLIONS)	Year Ended December 31, 2012	Year Ended December 31, 2011	% Variance 2012 vs. 2011 Reported	Year Ended December 31, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$686	$699	(1.9)%	$671	2.2%
Watch	843	781	7.9%	778	8.4%
Expositions	94	87	8.0%	87	8.0%
Corporate and Eliminations	(21)	(21)	NA	(21)	NA

Total Nielsen	$1,602	$1,546	3.6%	$1,515	5.7%

Buy Segment Profitability

Operating income was $409 million for the year ended December 31, 2012 as compared to $432 million for the year ended December 31, 2011 as the increase in revenue mentioned above was more than offset by the unfavorable impact of changes in foreign currency exchange rates, investments in Developing markets expansion, increases in retail measurement costs, and higher depreciation and amortization expense. Non-GAAP business segment income increased 2.2% on a constant currency basis.

Watch Segment Profitability

Operating income was $537 million for the year ended December 31, 2012 as compared to $462 million for the year ended December 31, 2011. The increase was primarily driven by the revenue performance discussed above and decreased depreciation and amortization expense. This performance was offset in part by increased investment in audience measurement initiatives, the unfavorable impact of changes in foreign currency exchange rates and higher restructuring charges. Non-GAAP business segment income increased 8.4% on a constant currency basis.

Expositions Segment Profitability

Operating income was $72 million for the year ended December 31, 2012 as compared to $60 million for the year ended December 31, 2011 driven primarily by the revenue performance discussed above, as well as lower restructuring charges and depreciation and amortization expense. Non-GAAP business segment income increased 8.0% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $66 million for the year ended December 31, 2012 as compared to $160 million for the year ended December 31, 2011 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011, partially offset by additional deal related costs in 2012.

Business Segment Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

The table below sets forth our segment revenue growth data for the year ended December 31, 2011 compared to the year ended December 31, 2010, both on an as-reported and constant currency basis.

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

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2011 and 2010, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$432	$57	$198	$8	$4	$699
Watch	462	15	299	5	—	781
Expositions	60	2	25	—	—	87
Corporate and Eliminations	(160)	10	7	14	108	(21)

Total Nielsen	$794	$84	$529	$27	$112	$1,546

YEAR ENDED DECEMBER 31, 2010 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$414	$27	$202	$7	$6	$656
Watch	367	15	317	3	2	704
Expositions	49	2	27	—	—	78
Corporate and Eliminations	(100)	17	12	8	36	(27)

Total Nielsen	$730	$61	$558	$18	$44	$1,411

(1)	Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to our initial public offering and other deal related fees for the year ended December 31, 2011. For the year ended December 31, 2010, other items include Transformation Initiative and other dual running costs of $16 million, consulting and other costs of $16 million associated with information technology infrastructure transformation, fees associated with certain consulting arrangements and preparatory costs for our initial public offering of common stock and sponsor monitoring fees of $12 million.

(IN MILLIONS)	Year Ended December 31, 2011	Year Ended December 31, 2010	% Variance 2011 vs. 2010 Reported	Year Ended December 31, 2010 Constant Currency	% Variance 2011 vs. 2010 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$699	$656	6.6%	$675	3.6%
Watch	781	704	10.9%	707	10.5%
Expositions	87	78	11.5%	78	11.5%
Corporate and Eliminations	(21)	(27)	22.2%	(26)	19.2%

Total Nielsen	$1,546	$1,411	9.6%	$1,434	7.8%

Buy Segment Profitability.

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

Watch Segment Profitability

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

Corporate Expense and Eliminations.

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

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At December 31, 2012, cash and cash equivalents were $288 million and our total indebtedness was $6,584 million. In addition, as of December 31, 2012 we had $622 million available for borrowing under our senior secured revolving credit facility. Our cash interest paid for the years ended December 31, 2012, 2011 and 2010 was $384 million, $446 million and $531 million, respectively.

Of the $288 million in cash and cash equivalents, approximately $265 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, dividend payments and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

2012 Capital Markets and Financing Transactions

In February 2012, our €30 million 6.75% EMTN matured and was repaid and in April 2012, our €50 million variable rate EMTN matured and was repaid.

In August 2006, certain of our subsidiaries entered into a senior secured credit agreement that was amended and restated in June 2010 (the “Senior Secured Credit Agreement”). In February 2012, the Senior Secured Credit Agreement was amended and restated to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of the existing senior secured term loans due 2013. We accounted for this as a new term loan due 2017 and an extinguishment of the amounts repaid under the existing term loan due 2013 and recorded a charge of $6 million associated with the combined elements of this transaction as a component of other expense, net in our consolidated financial statements.

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

In October 2012, we issued $800 million in aggregate principal amount of 4.50% Senior Notes due 2020 at par with cash proceeds of approximately $788 million, net of fees and expenses. Further, in October 2012, we redeemed and subsequently retired all of our 11.50% Senior Notes due 2016 and prepaid our 8.50% Senior Secured Term Loan due 2017. The redemption and prepayment transactions resulted in a pre-tax charge of $115 million in the fourth quarter of 2012 recorded in other expense, net in our consolidated statements of operations.

In November 2012, we entered into $500 million in aggregate notional amount of four-year interest rate swap agreements with starting dates in November 2012. These agreements fix the LIBOR related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.57%. The commencement date of these interest rate swaps coincided with the $500 million aggregate notional amount of interest rate swaps that matured in November 2012. These derivative instruments have been designated as interest rate cash flow hedges.

In December 2012, we signed a definitive agreement to acquire Arbitron Inc. (NYSE: ARB), an international media and marketing research firm, for $48 per share in cash (the “Transaction”). In addition, we entered into a commitment for an unsecured note or unsecured loan for up to $1,300 million (the “Commitment Letter”) to fund the closing of the Transaction. The Transaction has been approved by the board of directors of both companies and is subject to customary closing conditions, including regulatory review. As of December 31, 2012, there were no borrowings outstanding under the Commitment Letter.

Financing Transactions

Term Loan Facilities

In addition to the $1,222 million term loan facility due 2017, the Senior Secured Credit Agreement also provides for two term loan facilities of $1,610 million and €227 million maturing in 2013 and four term loan facilities, including two dollar-denominated term loan facilities totaling $2,386 million and two Euro-denominated term loan facilities totaling €273 million, maturing in 2016. Total outstanding borrowings under the facility were $4,090 million at December 31, 2012.

We are required to repay installments on the borrowings under the senior secured term loan facilities due 2016 in quarterly principal amounts of 0.25% of their original principal amount, with the remaining amount payable upon maturity.

Borrowings under the senior secured term loan facilities maturing in 2013 and 2016 bear interest at a rate as determined by the type of borrowing, equal to either (a) a “base rate” determined by reference to the higher of (1) the federal funds rate plus 0.5% or (2) the prime rate or (b) a LIBOR rate for the currency of such borrowings, plus, in each case, an applicable margin. The applicable margins for the senior secured term loans that mature in 2013 vary depending on our secured leverage ratio, from 2.00% to 2.25% in the case of LIBOR loans and from 1.00% to 1.25% in the case of base rate loans. The applicable margins for two of the senior secured term loans that mature in 2016 are set at a fixed rate of 3.75% in the case of LIBOR loans and 2.75% in the case of base rate loans, and the margin for the remaining 2016 term loans vary depending upon our total leverage and credit rating, from 3.25% to 3.75% in the case of LIBOR loans and from 2.25% to 2.75% in the case of base rate loans.

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen Holdings N.V. Such restricted net assets amounted to approximately $5.2 billion at December 31, 2012. In addition, these entities are required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. Neither Nielsen Holdings nor TNC B.V. is currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contain certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Obligations under the Senior Secured Credit Agreement are guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the senior secured credit facilities.

Subsequent Event

In February 2013, the Company received the requisite lender consents to amend its Senior Secured Credit Agreement to allow for the replacement of its existing class A, B and C term loans with a new class of term loans. The amendment is expected to close during the first quarter of 2013, subject to customary closing conditions, and will be documented in an Amended and Restated Credit Agreement.

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

As of December 31, 2012 and 2011, we had no borrowings outstanding, but had outstanding letters of credit of $13 million and $19 million, respectively. As of December 31, 2012, we had $622 million available for borrowing under the revolving credit facility.

Debenture Loans

The indentures governing certain of our debenture loans limit the majority of our subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V., and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V.

Overview of 2011 and 2010 Capital Markets and Financing Transactions

We entered into the following transactions during 2011:

•

On January 31, 2011, we completed an initial public offering of 82,142,858 shares of our €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts.

Concurrent with our offering of common stock, we issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds are payable quarterly in arrears in February, May, August and November of each year, commencing in May 2011. The Bonds were subject to mandatory conversion into 10,416,700 shares of our common stock on February 1, 2013 at a conversion rate of 1.8116 shares per $50.00 principal amount of the bonds.

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

We recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in our consolidated statement of operations for the year ended December 31, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other expense, net in the consolidated statements of operations.

•

In March 2011, we entered into an amendment (the “Amendment Agreement”) to our Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009 (the “Credit Agreement”), among us, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent. The Amendment Agreement documents the terms of new revolving credit commitments obtained by us in connection with a revolving credit commitment extension offer. In connection with the Amendment Agreement, we terminated the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 9, 2011, and replaced them with new revolving credit commitments totaling $635 million with a final maturity date of April 1, 2016.

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

•	In December 2011, Nielsen’s JPY 4,000 million 2.50% EMTN matured and was repaid.

•	During 2011 we elected to permanently repay $287 million of our existing term loans due August 2013.

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

Cash Flows 2012 versus 2011

Operating activities. Net cash provided by operating activities was $784 million for the year ended December 31, 2012, compared to $641 million for the year ended December 31, 2011. Net cash provided by operating activities for the year ended December 31, 2011 included the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. Excluding this payment, cash flows provided by operating activities increased $41 million as compared to the prior period. This increase was driven by the Adjusted

EBITDA performance described above and lower interest payments, substantially offset by the timing of vendor and employee payroll payments and timing of accounts receivable collections. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day for the year ended December 31, 2012 compared to a 1 day decrease for the year ended December 31, 2011.

Investing activities. Net cash used in investing activities was $522 million for the year ended December 31, 2012, compared to $486 million for the year ended December 31, 2011. The primary driver for the increased usage of cash from investing activities was the increase in acquisition payments.

Financing activities. Net cash used in financing activities was $298 million for the year ended December 31, 2012, compared to $250 million for the year ended December 31, 2011. The use of cash is described under the “2012 Capital Markets and Financing Transactions” and “Financing Transactions” sections above.

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

Financing activities. Net cash used in financing activities was $250 million for the year ended December 31, 2011, compared to $263 million for the year ended December 31, 2010. The use of cash in both periods is described under the “Financing Transactions” section above.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $358 million, $367 million and $334 million in 2012, 2011 and 2010, respectively. The decrease in capital expenditures related to significant investments in technology infrastructure development in 2011.

Dividends

No dividends were declared or paid on our common stock during 2012 or 2011. In September 2010, we declared a special dividend of approximately €6 million ($7 million) in the aggregate, or €0.02 per share, to its existing stockholders, $5 million of which was in the form of a non-cash settlement of loans we have previously extended to Luxco.

On January 31, 2013, our board of directors adopted a cash dividend policy with the present intent to pay quarterly cash dividends on our outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, to be paid on March 20, 2013 to holders of record of our common stock on March 6, 2013. Our dividend policy and the payment of future cash dividends are subject to the discretion of the board of directors.

Covenants Attributable to TNC B.V.

Financial covenants contained in our Credit Agreement consist of a maximum leverage ratio and a minimum interest coverage ratio as related to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to Covenant EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 6.25 to 1.0.

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the Credit Agreement) for the four quarters then ended to be less than a specified threshold. The minimum permitted ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of December 31, 2012, we were in full compliance with the covenants described above.

Pursuant to our Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2012, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2013 results, and although the Company does not expect to be required to issue any mandatory repayments in 2014 or beyond, it is uncertain at this time if any such payments will be required in future periods.

Commitments and Contingencies

Outsourced Services Agreements

In February 2013, we amended our Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, we have increased our commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”). TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will globally provide us with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. As we order specific services under the Agreement, the parties will execute Statements Of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable.

Other Contractual Obligations

Our other contractual obligations include capital lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

At December 31, 2012, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $140 million of unrecognized tax benefits (which includes interest and penalties of $40 million) have been excluded from the contractual obligations table below. See Note 13 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2013	2014	2015	2016	2017	Thereafter
Capital lease obligations and other debt(a)	$172	$24	$15	$14	$14	$14	$91
Operating leases(b)	393	91	78	59	45	36	84
Other contractual obligations(c)	239	150	47	26	12	2	2
Long-term debt, including current portion(a)	6,184	341	344	150	2,732	733	1,884
Interest(d)	1,291	295	265	245	172	123	191
Pension fund obligations(e)	47	47	—	—	—	—	—

Total	$8,326	$948	$749	$494	$2,975	$908	$2,252

(a)	Other debt includes bank overdrafts of $5 million due within one year. These amounts exclude the $288 million of Mandatory Convertible Subordinated Bonds due February 1, 2013 as these bonds converted into shares of our common stock upon maturity and did not result in a cash payment of principal. Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 10 – “Long-Term Debt and Other Financing Arrangements” – to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 15 – “Commitments and Contingencies” – to our consolidated financial statements.

(c)	Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments as of December 31, 2012 under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy our obligations. Since the amendment to the TCS agreement occurred after December 31, 2012, it is not reflected above.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2012. Interest payments associated with the $288 million of Mandatory Convertible Subordinated Bonds due February 1, 2013 have been included as it is assumed such payments will be made in cash.

(e)	Our contributions to pension and other post-retirement defined benefit plans were $64 million, $54 million and $30 million during 2012, 2011 and 2010, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2013. See Note 9 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2012, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $13 million at December 31, 2012.

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

Summary of Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends Accounting Standards Codification (“ASC”) 820—“Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments were effective for us as of January 1, 2012. The adoption of this update did not have a significant impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220—“Presentation of Comprehensive Income” (“ASC 220”), which eliminates the option to present other comprehensive income and its components in the statement of equity. We have presented the items of net income and other comprehensive income in two separate but consecutive statements and this amended guidance did not have any other impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting update that amends ASC 220, which requires public companies to present the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification on the face of the financial statements or in a single footnote. This amendment is effective for us for interim and annual reporting periods in 2013. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Testing Goodwill and Indefinite-Lived Intangible Assets for Impairment

In September 2011 and July 2012, the FASB issued accounting updates that amend ASC 350—“Goodwill and Other Intangible Assets”, which were intended to simplify impairment testing for goodwill and indefinite-

lived intangible assets by adding a qualitative review step to assess whether the previously required quantitative impairment analysis is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step impairment test. Otherwise, the two-step impairment test is not required. We considered the updated guidance in our October 1, 2012 annual impairment test. The adoption of these updates did not have an impact on our consolidated financial statements.

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

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2012 and 2011:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2012
Revenues	52%	12%	36%
Operating costs	50%	13%	37%
Year ended December 31, 2011
Revenues	50%	14%	36%
Operating costs	50%	15%	35%

Based on the year ended December 31, 2012, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $7 million annually, with an immaterial impact on operating income.

We have operations in both our Buy and Watch segments in Venezuela and our functional currency for these operations was the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We evaluated the new exchange rate system and concluded that our local currency transactions will be denominated in U.S. dollars effective as of January 1, 2010 and until Venezuela’s currency is deemed to be non-hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction (losses)/gains, net line item in the consolidated statement of operations. In June 2010, a further revision to the currency exchange rate system was made and in December 2010, the government of Venezuela eliminated the preferential exchange rate. Neither the impact of the hyperinflationary accounting or the subsequent changes to the exchange rate system had a material impact on our consolidated results of operations for the year ended December 31, 2012 or 2011.

In February 2013, Venezuela’s currency was further devalued by 32% which will result in a charge of approximately $12 million in the first quarter of 2013 in the foreign exchange transaction (losses)/gains, net line in our consolidated statement of operations.

Effective in July 2010, we designated our Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of our net investment in a European subsidiary. Subsequent to this designation gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to currency translation adjustment within stockholders’ equity, net of income tax. We recorded losses of $43 million (net of tax of $17 million) to currency translation adjustment during the second half of 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within our net income during that period. Our net income reflected foreign currency exchange gains of $96 million for the year ended December 31, 2010 related to these loans.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2012, we had $4,090 million of floating-rate debt under our senior secured credit facilities, of which $2,540 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $16 million ($41 million without giving effect to any of our interest rate swaps).

In November 2012, we entered into $500 million in aggregate notional amount of four-year interest rate swap agreements with starting dates in November 2012. These agreements fix the LIBOR related portion of interest rates of a corresponding amount of our variable-rate debt at a weighted average rate of 0.57%. The commencement date of these interest rate swaps coincided with the $500 million aggregate notional amount of interest rate swaps that matured in November 2012. These derivative instruments have been designated as interest rate cash flow hedges.

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

In October and November 2010, we entered into $1 billion in aggregate notional amount of three-year forward interest rate swap agreements with starting dates in November 2011. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.72%. The commencement date of the interest rate swaps coincides with the $1 billion notional amount of interest rate swaps that matured in November 2011. Additionally, in November 2010, we entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date in November 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

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

Nielsen Holdings N.V.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2012.

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

February 22, 2013

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board and Stockholders

of Nielsen Holdings N.V.

We have audited Nielsen Holdings N.V.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nielsen Holdings N.V. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nielsen Holdings N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nielsen Holdings N.V. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012 of Nielsen Holdings N.V. and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board and Stockholders

of Nielsen Holdings N.V.

We have audited the accompanying consolidated balance sheets of Nielsen Holdings N.V. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nielsen Holdings N.V. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nielsen Holdings N.V.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2013

Nielsen Holdings N.V.

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2012	2011	2010
Revenues	$5,612	$5,532	$5,126

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,278	2,237	2,129
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,778	1,888	1,648
Depreciation and amortization	520	529	558
Restructuring charges	84	84	61

Operating income	952	794	730

Interest income	4	6	5
Interest expense	(413)	(477)	(660)
Loss on derivative instruments	—	(1)	(27)
Foreign currency exchange transaction (losses)/gains, net	(17)	(9)	136
Other expense, net	(118)	(209)	(81)

Income from continuing operations before income taxes and equity in net income of affiliates	408	104	103
(Provision)/benefit for income taxes	(140)	(22)	46
Equity in net income of affiliates	5	3	5

Income from continuing operations	273	85	154
Income/(loss) from discontinued operations, net of tax	—	1	(22)

Net income	273	86	132
Net income attributable to noncontrolling interests	—	2	2

Net income attributable to Nielsen stockholders	$273	$84	$130

Net income per share of common stock, basic
Income from continuing operations	$0.75	$0.24	$0.55
Discontinued operations, net of tax	—	—	(0.08)
Net income attributable to Nielsen stockholders	$0.75	$0.24	$0.47
Net income per share of common stock, diluted
Income from continuing operations	$0.75	$0.24	$0.54
Discontinued operations, net of tax	—	—	(0.08)
Net income attributable to Nielsen stockholders	$0.75	$0.24	$0.46
Weighted-average shares of common stock outstanding, basic	361,787,868	352,469,181	276,499,073
Dilutive shares of common stock	4,523,116	5,032,773	3,153,513

Weighted-average shares of common stock outstanding, diluted	366,310,984	357,501,954	279,652,586

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Net income	$273	$86	$132
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments, net of tax	73	(134)	(40)
Available for sale securities, net of tax	(1)	1	—
Changes in the fair value of cash flow hedges, net of tax	1	1	32
Defined benefit pension plan adjustments, net of tax	(105)	(71)	(40)

Total other comprehensive loss	(32)	(203)	(48)

Total comprehensive income/(loss)	241	(117)	84
Comprehensive income attributable to noncontrolling interests	2	2	2

Total comprehensive income/(loss) attributable to Nielsen stockholders	$239	$(119)	$82

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings N.V.

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2012	2011
Assets:
Current assets
Cash and cash equivalents	$288	$319
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $38 and $24 as of December 31, 2012 and 2011, respectively	1,110	1,080
Prepaid expenses and other current assets	278	266

Total current assets	1,676	1,665
Non-current assets
Property, plant and equipment, net	560	609
Goodwill	7,352	7,155
Other intangible assets, net	4,555	4,561
Deferred tax assets	170	198
Other non-current assets	272	316

Total assets	$14,585	$14,504

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$967	$1,025
Deferred revenues	373	443
Income tax liabilities	56	80
Current portion of long-term debt, capital lease obligations and short-term borrowings	355	144

Total current liabilities	1,751	1,692
Non-current liabilities
Long-term debt and capital lease obligations	6,229	6,619
Deferred tax liabilities	1,006	996
Other non-current liabilities	621	556

Total liabilities	9,607	9,863

Commitments and contingencies (Note 15)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 362,733,010 and 360,107,359 and shares issued and 362,519,883 and 359,647,605 shares outstanding at December 31, 2012 and 2011, respectively	30	30
Additional paid-in capital	6,485	6,427
Accumulated deficit	(1,252)	(1,525)
Accumulated other comprehensive loss, net of income taxes	(333)	(299)

Total Nielsen stockholders’ equity	4,930	4,633
Noncontrolling interests	48	8

Total equity	4,978	4,641

Total liabilities and equity	$14,585	$14,504

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Operating Activities
Net income	$273	$86	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	34	27	18
(Gain)/loss on sale of discontinued operations, net of tax	—	(1)	5
Deferred income taxes	47	(124)	(183)
Currency exchange rate differences on financial transactions and other losses/(gains)	140	213	(55)
Loss on derivative instruments	—	1	27
Equity in net income/(loss) from affiliates, net of dividends received	3	7	6
Depreciation and amortization	520	529	558
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(13)	(71)	(77)
Prepaid expenses and other current assets	(18)	(37)	(18)
Accounts payable and other current liabilities and deferred revenues	(190)	(32)	10
Other non-current liabilities	(10)	(2)	(8)
Interest payable	29	31	129
Income taxes payable	(31)	14	(1)

Net cash provided by operating activities	784	641	543

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(160)	(123)	(55)
Proceeds from sale of subsidiaries and affiliates, net	(4)	5	17
Additions to property, plant and equipment and other assets	(132)	(177)	(178)
Additions to intangible assets	(226)	(190)	(156)
Other investing activities	—	(1)	7

Net cash used in investing activities	(522)	(486)	(365)

Financing Activities
Proceeds from issuances of debt, net of issuance costs	1,998	277	1,065
Repayment of debt	(2,230)	(2,110)	(1,226)
Increase/(decrease) in other short-term borrowings	3	(6)	(6)
Cash dividends paid to stockholders	—	—	(2)
Proceeds from the issuance of common stock	—	1,801	—
Activity under stock plans	29	8	(10)
Other financing activities	(98)	(220)	(84)

Net cash used in financing activities	(298)	(250)	(263)

Effect of exchange-rate changes on cash and cash equivalents	5	(7)	(8)

Net decrease in cash and cash equivalents	(31)	(102)	(93)

Cash and cash equivalents at beginning of period	319	421	514

Cash and cash equivalents at end of period	$288	$319	$421

Supplemental Cash Flow Information
Cash paid for income taxes	$(124)	$(132)	$(129)
Cash paid for interest, net of amounts capitalized	$(384)	$(446)	$(531)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Changes in Equity

(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net			Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
				Currency Translation Adjustments	Cash Flow Hedges	Post Employment Benefits
Balance, December 31, 2009	$22	$4,563	$(1,739)	$80	$(47)	$(81)	$2,798	$14	$2,812

Net income			130				130	2	132
Currency translation adjustments, net of tax of $17				(40)			(40)		(40)
Unrealized loss on pension liability, net of tax of $10						(40)	(40)		(40)
Cash flow hedges, net of tax of $20					32		32		32
Dividends paid to stockholders		(7)					(7)		(7)
Dividends paid to noncontrolling interests								(3)	(3)
Shares of common stock issued in business combinations		11					11		11
Acquisition of noncontrolling interest in consolidated subsidiaries, net		(4)					(4)	(4)	(8)
Common stock issuances		2					2		2
Common stock repurchases		(8)					(8)		(8)
Common stock option redemptions		(4)					(4)		(4)
Stock-based compensation expense		17					17		17

Balance, December 31, 2010	$22	$4,570	$(1,609)	$40	$(15)	$(121)	$2,887	$9	$2,896

(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net				Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
				Currency Translation Adjustments	Available for Sale Securities	Cash Flow Hedges	Post Employment Benefits
Balance, December 31, 2010	$22	$4,570	$(1,609)	$40	—	$(15)	$(121)	$2,887	$9	$2,896

Net income			84					84	2	86
Currency translation adjustments, net of tax of $6				(134)				(134)		(134)
Unrealized loss on pension liability, net of tax of $29							(71)	(71)		(71)
Unrealized gain on available for sale security, net of tax of $1					1			1		1
Cash flow hedges, net of tax of $1						1		1		1
Dividends paid to noncontrolling interests									(3)	(3)
Shares of common stock issued in business combinations		9						9		9
Common stock option activity		9						9		9
Net common stock issuances	8	1,814						1,822		1,822
Stock-based compensation expense		25						25		25

Balance, December 31, 2011	$30	$6,427	$(1,525)	$(94)	1	$(14)	$(192)	$4,633	$8	$4,641

(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net				Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
				Currency Translation Adjustments	Available for Sale Securities	Cash Flow Hedges	Post Employment Benefits
Balance, December 31, 2011	$30	$6,427	$(1,525)	$(94)	1	$(14)	$(192)	$4,633	$8	$4,641

Net income			273					273		273
Currency translation adjustments, net of tax of $2				71				71	2	73
Unrealized loss on pension liability, net of tax of $23							(105)	(105)		(105)
Unrealized loss on available for sale security, net of tax					(1)			(1)		(1)
Cash flow hedges, net of tax of $(1)						1		1		1
Noncontrolling interest in a consolidated subsidiary		(11)						(11)	39	28
Dividends paid to noncontrolling interests									(1)	(1)
Shares of common stock issued in business combinations		7						7		7
Common stock option activity		29						29		29
Stock-based compensation expense		33						33		33

Balance, December 31, 2012	$30	$6,485	$(1,252)	$(23)	—	$(13)	$(297)	$4,930	$48	$4,978

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

On May 17, 2006, Nielsen Holdings N.V. (the “Company” or “Nielsen”), formerly known as Valcon Acquisition Holding B.V. and Nielsen Holdings B.V., was formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, and with subsequent investor Centerview Partners, the “Sponsors”) as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). On May 24, 2006, The Nielsen Company B.V. (“TNC B.V.”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of the Company (herein referred to as the “Valcon Acquisition”). On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share. Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” In March 2012, Luxco and certain Nielsen employees (the “selling shareholders”) completed a public offering of 34,500,000 shares of our stock at a price of $30.25 per share. As of December 31, 2012, Luxco owned 236,266,399 shares (or approximately 65%) of our outstanding shares of common stock. In February 2013, Luxco and certain Nielsen employees completed a public offering of 40,814,883 shares of the Company’s common stock at a price of $32.55 per share. Subsequent to this offering, Luxco owned 195,463,201 shares (or approximately 52%) of the Company’s common stock.

Nielsen, together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into three reportable segments: what consumers buy (“Buy”), what consumers watch (“Watch”) and Expositions. Nielsen has a presence in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. See Note 16 – “Segments” for a discussion of the Company’s reportable segments.

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements “Business Divestitures.” The Company has evaluated events occurring subsequent to December 31, 2012 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Foreign Currency Translation

Nielsen has significant investments outside the United States, primarily in the Euro-zone, Canada and the United Kingdom. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period-

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenues, expenses and cash flows. For these countries, currency translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss), net, whereas transaction gains and losses are recognized in foreign exchange transaction (losses)/gains, net in the consolidated statement of operations.

In February 2013, Venezuela devalued its currency by 32%. As the Company has operations in both its Buy and Watch segments in Venezuela, this devaluation will result in a charge of approximately $12 million in the first quarter of 2013 in the foreign exchange transaction (losses)/gains, net line in the consolidated statement of operations.

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

Investments

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. For the year ended December 31, 2012, the Company recorded a $6 million impairment in Other Expense, net in the consolidated statement of operations, for a decline in value of an investment in an equity security that was determined to be other-than-temporary. No such impairment was recorded for the years ended December 31, 2011 and 2010.

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any. Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Nielsen has designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of the Company’s formal budget and business plan review. Nielsen reviews the recoverability of its goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and generally defines such reporting units at its operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis supplemented by a market-based approach.

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

There was no impairment noted in 2012, 2011 and 2010 with respect to the Company’s goodwill. (See Note 5 – “Goodwill and Other Intangible Assets”).

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Software and Other Amortized Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually:

		Weighted Average
Trade names and trademarks (with finite lives)	5 - 20 years	16
Customer-related intangibles	6 - 25 years	22
Covenants-not-to-compete	2 - 7 years	5
Computer software	3 - 7 years	4
Patents and other	3 - 10 years	5

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

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets held and used by Nielsen, including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Nielsen evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. No impairment indicators were noted by the Company during 2012, 2011 and 2010, respectively.

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

Watch

Revenue from the Watch segment is primarily generated from television, internet and mobile measurement services and recognized on a straight-line basis over the contract period, as the service is delivered to the customer.

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Deferred Costs

Incremental direct costs incurred related to establishing or significantly expanding a panel or an electronic metered sample in a designated market, are deferred at the point when Nielsen determines them to be recoverable. Prior to this point, these cost are expensed as incurred. These deferred costs are typically amortized over the original contract period beginning when the panel or electronic metered sample is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the Consolidated Statements of Operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with Nielsen’s exhibitions, and marketing/media research services. Advertising and marketing costs totaled $18 million, $20 million and $20 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the Consolidated Statements of Operations; however, no expense is recognized for stock-based payments that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $34 million, $27 million and $18 million of expense associated with stock-based compensation for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The effect of 7,698,964, 4,537,689 and 2,840,615 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, as such shares would have been anti-dilutive. Additionally, the Company’s mandatory convertible subordinated bonds due 2013 were converted into 10,416,700 shares of common stock on February 1, 2013, and were excluded from the calculation of diluted earnings per share for the year ended December 31, 2012, as such shares would have been anti-dilutive.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying consolidated statements of comprehensive income/loss and consists of net income or loss and other gains and losses affecting equity that are excluded from net income or loss.

2. Summary of Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends Accounting Standards Codification (“ASC”) 820—“Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments were effective for Nielsen as of January 1, 2012. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220 – “Presentation of Comprehensive Income”, which eliminates the option to present total other comprehensive income in the statement of equity. The Company has presented the items of net income and other comprehensive income in two separate, but consecutive statements and this amended guidance did not have any other impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting update that amends ASC 220, which requires public companies to present the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification on the face of the financial statements or in a single footnote. This amendment is effective for Nielsen for interim and annual report periods in 2013. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

Testing Goodwill and Indefinite-Lived Intangible Assets for Impairment

In September 2011 and July 2012, the FASB issued accounting updates that amend ASC 350 – “Goodwill and Other Intangible Assets”, which were intended to simplify impairment testing for goodwill and indefinite-

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

lived intangible assets by adding a qualitative review step to assess whether the required quantitative impairment analysis is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company considered the updated guidance in its October 1, 2012 annual impairment test. The adoption of these updates did not have an impact on the Company’s consolidated financial statements.

3. Business Acquisitions

For the year ended December 31, 2012, Nielsen paid cash consideration of $160 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

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

4. Business Divestitures

During the year ended December 31, 2012, Nielsen paid net cash disbursements of $4 million associated with previously executed business divestitures.

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Summarized results of operations for discontinued operations are as follows:

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Revenues	$—	$—	$8
Goodwill impairment charges	—	—	—
Operating loss	—	—	(26)
Loss from operations before income taxes	—	—	(26)
Benefit for income taxes	—	—	9

Loss from operations	—	—	(17)
Gain/(Loss) on sale, net of tax(1)	—	1	(5)

Income/(Loss) from discontinued operations, net of tax	$—	$1	$(22)

(1)	The gain for the year ended December 31, 2011 primarily related to a Publications property that was previously sold. The $5 million loss (net of a tax benefit of $3 million) for the year ended December 31, 2010 includes the net loss on the sale of the remaining Publications properties.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s Consolidated Statements of Cash Flows:

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Net cash used in operating activities	$—	$—	$(17)
Net cash used in investing activities	—	—	—
Net cash used in financing activities	—	—	—

	$—	$—	$(17)

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012 and 2011, respectively.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance December 31, 2010	$2,990	$3,546	$560	$7,096
Acquisitions, divestitures and other adjustments	123	—	—	123
Effect of foreign currency translation	(58)	(6)	—	(64)

Balance December 31, 2011	$3,055	$3,540	$560	$7,155
Acquisitions, divestitures and other adjustments	14	117	5	136
Effect of foreign currency translation	57	4	—	61

Balance December 31, 2012	$3,126	$3,661	$565	$7,352

Cumulative Impairments	$—	$376	$2	$378

At December 31, 2012, $122 million of goodwill is expected to be deductible for income tax purposes.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$128	$113	$(46)	$(37)
Customer-related intangibles	2,882	2,823	(886)	(747)
Covenants-not-to-compete	36	32	(25)	(22)
Computer software	1,316	1,089	(804)	(648)
Patents and other	90	83	(57)	(46)

Total	$4,452	$4,140	$(1,818)	$(1,500)

The amortization expense for the years ended December 31, 2012, 2011 and 2010 was $320 million, $319 million and $319 million, respectively. These amounts include amortization expense associated with computer software of $156 million, $158 million and $164 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company’s 2012, 2011 and 2010 annual assessments did not result in an impairment for any of its underlying reporting units or indefinite-lived intangible assets.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2013	$330
2014	303
2015	269
2016	194
2017	165
Thereafter	1,373

Total	$2,634

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment

(IN MILLIONS)	December 31, 2012	December 31, 2011
Land and buildings	$341	$359
Information and communication equipment	839	771
Furniture, equipment and other	127	160

	1,307	1,290
Less accumulated depreciation and amortization	(747)	(681)

	$560	$609

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $183 million, $171 million and $168 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $7 million in each of the years ended December 31, 2012, 2011 and 2010, respectively. The net book value of assets under capital leases and other financing obligations was $139 million and $144 million as of December 31, 2012 and 2011, respectively. Capital leases and other financing obligations are comprised primarily of buildings.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(IN MILLIONS)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$13	$13	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investments in mutual funds(3)	2	2	—	—

Total	$37	$37	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$22	$—	$22	$—
Deferred compensation liabilities(5)	22	22	—	—

Total	$44	$22	$22	$—

(IN MILLIONS)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$21	$21	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Investments in mutual funds(3)	2	2	—	—

Total	$43	$43	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$24	$—	$24	$—
Deferred compensation liabilities(5)	20	20	—	—

Total	$44	$20	$24	$—

(1)	Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. For the year ended December 31, 2012, the Company recorded a $6 million impairment in Other Expense, net in the consolidated statement of operations for a decline in value of an investment in an equity security that was determined to be other-than-temporary.

(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net in the consolidated statements of operations.

(3)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2012, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. These interest rate swaps have various maturity dates through November 2016. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/(loss) and reclassifies it into

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

In November 2012, the Company entered into $500 million in aggregate notional amount of four-year interest rate swap agreements with starting dates in November 2012. These agreements fix the LIBOR related portion of interest rates of a corresponding amount of our variable-rate debt at a weighted average rate of 0.57%. The commencement date of these interest rate swaps coincided with the $500 million aggregate notional amount of interest rate swaps that matured in November 2012. These derivative instruments have been designated as interest rate cash flow hedges.

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

Nielsen expects to recognize approximately $14 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2012 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	March 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	November 2014	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2015	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$125,000,000	November 2015	US Dollar
Euro term loan floating-to-fixed rate swaps	€125,000,000	November 2015	Euro
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2016	US Dollar

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

See Note 10 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012		December 31, 2011
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$6	$16	$10	$14

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2012, 2011 and 2010 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) December 31,			Location of (Loss)/Gain Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) December 31,			Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) December 31,
	2012	2011	2010		2012	2011	2010	2012	2011	2010
Interest rate swaps	$23	$38	$12	Interest expense	$25	$21	$14	$—	$19	$50

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the years ended December 31, 2012, 2011 and 2010 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Amount of Loss Recognized in Statement of Operations on Derivatives For the Years Ended December 31,
		2012	2011	2010
Interest rate swaps	Loss on derivative instruments	$—	$1	$18
Foreign currency forward contracts	Loss on derivative instruments	—	—	9

Total		$—	$1	$27

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

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2012 or 2011.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

8. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Productivity Initiatives and Legacy Programs	Total
Balance at December 31, 2009	$46	$29	$75

Charges	(9)	70	61
Payments	(37)	(33)	(70)
Non-cash charges and other adjustments	3	(1)	2
Effect of foreign currency translation	(1)	(2)	(3)

Balance at December 31, 2010	2	63	65

Charges	—	84	84
Payments	(2)	(80)	(82)

Balance at December 31, 2011	—	67	67

Charges	—	84	84
Non-cash charges and other adjustments	—	(5)	(5)
Payments	—	(82)	(82)

Balance at December 31, 2012	$—	$64	$64

Of the $64 million in remaining liabilities for restructuring actions, $53 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2012.

Productivity Initiatives and Legacy Programs

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost reduction programs directed towards achieving increased productivity in future periods primarily through targeted employee terminations.

The Company recorded $84 million in restructuring charges associated with these initiatives during the year ended December 31, 2012. Of these amounts, $5 million related to property lease termination charges with the remainder relating to severance costs associated with employee terminations.

The Company recorded $84 million in restructuring charges associated with these initiatives during the year ended December 31, 2011. The charges primarily related to severance costs associated with employee terminations.

The Company recorded $70 million in restructuring charges associated with these initiatives during the year ended December 31, 2010. Of these amounts, $11 million related to property lease termination charges with the remainder relating to severance costs associated with employee terminations.

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

9. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans (the “Pension Plans”) for some of its employees in the Netherlands, the United States and other international locations.

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2012
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$606	$284	$551	$1,441
Service cost	3	—	14	17
Interest cost	28	13	25	66
Plan participants’ contributions	—	—	2	2
Actuarial losses	112	8	84	204
Benefits paid	(33)	(10)	(26)	(69)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Amendments	—	—	(2)	(2)
Curtailments	—	—	(1)	(1)
Settlements	—	—	(2)	(2)
Acquisition	—	—	2	2
Effect of foreign currency translation	13	—	19	32

Benefit obligation at end of period	727	295	664	1,686

Change in plan assets
Fair value of plan assets at beginning of period	639	221	412	1,272
Actual return on plan assets	79	29	39	147
Employer contributions	7	8	49	64
Plan participants’ contributions	—	—	2	2
Benefits paid	(33)	(10)	(26)	(69)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(2)	(2)
Insurance	4	—	—	4
Effect of foreign currency translation	13	—	14	27

Fair value of plan assets at end of period	707	248	486	1,441

Funded status	$(20)	$(47)	$(178)	$(245)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$—	$—	$9	$9
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(20)	(47)	(185)	(252)

Net amount recognized	$(20)	$(47)	$(178)	$(245)

Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss/(gain)	$65	$(3)	$75	$137
Amortization of net loss	(3)	(4)	(4)	(11)

Total recognized in other comprehensive income/(loss)	$62	$(7)	$71	$126

Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$165	$74	$150	$389

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2011
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$594	$267	$517	$1,378
Service cost	4	—	13	17
Interest cost	31	15	26	72
Plan participants’ contributions	1	—	2	3
Actuarial losses	29	12	27	68
Benefits paid	(35)	(10)	(23)	(68)
Expenses paid	(3)	—	(1)	(4)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(2)	(2)
Settlements	—	—	(2)	(2)
Effect of foreign currency translation	(15)	—	(5)	(20)

Benefit obligation at end of period	606	284	551	1,441

Change in plan assets
Fair value of plan assets at beginning of period	663	204	396	1,263
Actual return on plan assets	22	8	15	45
Employer contributions	5	19	29	53
Plan participants’ contributions	1	—	2	3
Benefits paid	(35)	(10)	(23)	(68)
Expenses paid	(3)	—	(1)	(4)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(2)	(2)
Effect of foreign currency translation	(14)	—	(3)	(17)

Fair value of plan assets at end of period	639	221	412	1,272

Funded status	$33	$(63)	$(139)	$(169)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$36	$—	$8	$44
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(3)	(63)	(145)	(211)

Net amount recognized	$33	$(63)	$(139)	$(169)
Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss	$39	$22	$38	$99
Amortization and impact of curtailments/settlements	—	(3)	(1)	(4)

Total recognized in other comprehensive income/(loss)	$39	$19	$37	$95

Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$103	$81	$79	$263

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

(IN MILLIONS)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Accumulated benefit obligation.	$1,618	$1,392	$1,318

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2012
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$727	$295	$528	$1,550
Accumulated benefit obligation	724	295	479	1,498
Fair value of plan assets	707	248	347	1,302

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2012
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$727	$295	$625	$1,647
Accumulated benefit obligation	724	295	563	1,582
Fair value of plan assets	707	248	439	1,394

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2011
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$48	$284	$517	$849
Accumulated benefit obligation	46	284	472	802
Fair value of plan assets	45	221	369	635

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2011
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$48	$284	$517	$849
Accumulated benefit obligation	46	284	472	802
Fair value of plan assets	45	221	369	635

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010, respectively, includes the following components:

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Year ended December 31, 2012
Service cost	$3	$—	$14	$17
Interest cost	28	13	25	66
Expected return on plan assets	(34)	(18)	(29)	(81)
Amortization of net loss	3	4	4	11

Net periodic pension cost	$—	$(1)	$14	$13

Year ended December 31, 2011
Service cost	$4	$—	$13	$17
Interest cost	31	15	26	72
Expected return on plan assets	(37)	(18)	(28)	(83)
Amortization of net loss	—	2	1	3
Curtailment gain	—	—	(1)	(1)

Net periodic pension cost	$(2)	$(1)	$11	$8

Year ended December 31, 2010
Service cost	$4	$—	$10	$14
Interest cost	29	15	25	69
Expected return on plan assets	(37)	(18)	(26)	(81)
Amortization of net gain	(1)	—	—	(1)
Curtailment gain	—	—	(2)	(2)

Net periodic pension cost	$(5)	$(3)	$7	$(1)

The curtailment gains of $1 million and $2 million in 2011 and 2010, respectively, resulted from employee terminations primarily in Europe.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2013 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$(6)	$(5)	$(10)	$(21)

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Pension benefit obligation:
—discount rate	3.8%	4.7%	5.2%
—rate of compensation increase	2.1%	2.0%	2.1%
Net periodic pension costs:
—discount rate	4.7%	5.2%	5.7%
—rate of compensation increase	2.0%	2.1%	2.1%
—expected long-term return on plan assets	6.2%	6.3%	6.5%

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The assumptions for the expected return on plan assets for the Pension Plans were based on a review of the historical returns of the asset classes in which the assets of the Pension Plans are invested and long-term economic forecast for the type of investments held by the plans. The historical returns on these asset classes were weighted based on the expected long-term allocation of the assets of the Pension Plans.

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The Netherlands	United States	Other	Total
At December 31, 2012
Equity securities	22%	60%	47%	37%
Fixed income securities	62	40	49	54
Other	16	—	4	9

Total	100%	100%	100%	100%

At December 31, 2011
Equity securities	23%	60%	44%	36%
Fixed income securities	61	39	52	55
Other	16	1	4	9

Total	100%	100%	100%	100%

No Nielsen shares are held by the pension plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2012 was 40% equity securities and 56% long-term interest-earning investments (debt or fixed income securities), and 4% other securities.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Other types of investments are primarily insurance contracts.

Assets at fair value (See Note 7 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2012 and 2011 are as follows:

(IN MILLIONS)	December 31, 2012				December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$2	$1	$—	$3	$10	$1	$—	$11
Equity securities – U.S.	31	137	—	168	27	119	—	146
Equity securities – non-U.S.	35	326	—	361	33	281	—	314
Real estate	—	—	32	32	—	—	32	32
Corporate bonds	110	433	—	543	103	393	—	496
Debt issued by national, state or local government	41	195	—	236	53	142	—	195
Other	3	18	77	98	3	15	60	78

Total Assets at Fair Value	$222	$1,110	$109	$1,441	$229	$951	$92	$1,272

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2012 and 2011:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2010	$32	$53	$85
Actual return on plan assets:
Unrealized gains	1	9	10
Effect of foreign currency translation	(1)	(2)	(3)

Balance, end of year December 31, 2011	$32	$60	$92

Actual return on plan assets:
Unrealized gains	—	16	16
Effect of foreign currency translation	—	1	1

Balance, end of year December 31, 2012	$32	$77	$109

Contributions to the Pension Plans in 2013 are expected to be approximately $7 million for the Dutch plans and $40 million for other plans. No contribution is expected to be made to the U.S. pension plan.

Estimated future benefit payments are as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
For the years ending December 31,
2013	$35	$10	$21	$66
2014	36	10	22	68
2015	37	11	24	72
2016	37	11	25	73
2017	38	12	27	77
2018-2022	192	68	152	412

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $37 million, $37 million and $35 million for the years ended December 31, 2012, 2011 and 2010, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations). No contributions are made in shares of the Company’s common stock. Effective October 7, 2011, participants were allowed to invest in The Nielsen Company Stock Fund, which is an investment fund that exclusively invests in the Company’s common stock.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2012.

(IN MILLIONS)	December 31, 2012			December 31, 2011
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$1,610 million Senior secured term loan (LIBOR based variable rate of 2.21%) due 2013		$218	$218		$1,287	$1,270
$2,386 million Senior secured term loan (LIBOR based variable rate of 3.67%) due 2016		2,315	2,324		2,338	2,290
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.46%) due 2017		1,176	1,173		—	—
€227 million Senior secured term loan (Euro LIBOR based variable rate of 2.05%) due 2013		34	34		186	183
€273 million Senior secured term loan (Euro LIBOR based variable rate of 3.62%) due 2016		347	347		345	338
$500 million 8.50% senior secured term loan due 2017		—	—		500	538
$635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	3.46%	4,090	4,096	4.13%	4,656	4,619
$325 million 11.50% senior debenture loan due 2016		—	—		307	350
$215 million 11.625% senior debenture loan due 2014		209	232		204	234
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,211		1,084	1,165
$800 million 4.50% senior debenture loan due 2020		800	794		—	—
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate) due 2012		—	—		65	64
€30 million 6.75% private placement debenture loan (EMTN) due 2012		—	—		39	39
$288 million 6.25% mandatory convertible subordinated bonds due 2013		288	325		288	346

Total debenture loans (with weighted average interest rate)	7.70%	2,381	2,562	9.72%	1,987	2,198
Other loans		1	1		4	4

Total long-term debt	5.02%	6,472	6,659	5.80%	6,647	6,821
Capital lease and other financing obligations		107			115
Bank overdrafts		5			1

Total debt and other financing arrangements		6,584			6,763

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		355			144

Non-current portion of long-term debt and capital lease and other financing obligations		$6,229			$6,619

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The carrying amounts of Nielsen’s long-term debt are denominated in the following currencies:

(IN MILLIONS)	December 31, 2012	December 31, 2011
U.S. Dollars	$6,091	$6,012
Euro	381	635

	$6,472	$6,647

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2013	$629
2014	344
2015	150
2016	2,732
2017	733
Thereafter	1,884

$6,472

Common Stock and Mandatory Convertible Bond Offerings and Related Transactions

On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts.

Concurrent with its offering of common stock, the Company issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds is payable quarterly in arrears in February, May, August and November of each year, and commenced in May 2011. The Bonds provided for mandatory conversion into between 10,416,700 and 12,499,925 shares of Nielsen’s common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds of not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of its common stock (the average of the volume weighted-average price of its common stock for a 20 consecutive trading day period beginning on the 25th trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively. On February 1, 2013, the Bonds were converted into 10,416,700 shares of Nielsen’s common stock at per share price of $27.60.

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2011, Luxco owned 270,746,445 shares (or approximately 75%) of the Company’s common stock. On March 26, 2012, Luxco and certain Nielsen employees (the “selling shareholders”) completed a public offering of 34,500,000 shares of Nielsen’s common stock at a price of $30.25 per share. As of December 31, 2012, Luxco owned 236,266,399 shares (or approximately 65%) of our outstanding shares of common stock. In February 2013, Luxco and certain Nielsen employees completed a public offering of 40,814,883 shares of the Company’s common stock at a price of $32.55 per share. Subsequent to this offering, Luxco owned 195,463,201 shares (or approximately 52%) of the Company’s common stock.

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

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

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of its subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen Holdings N.V. Such restricted net assets amounted to approximately $5.2 billion at December 31, 2012. In addition, these entities are required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. Neither Nielsen Holdings nor TNC B.V. is currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contain certain customary affirmative covenants and events of default.

Obligations under the Senior Secured Credit Agreement are guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the senior secured credit facilities.

Subsequent Event

In February 2013, the Company received the requisite lender consents to amend its Senior Secured Credit Agreement to allow for the replacement of its existing class A, B and C term loans with a new class of term loans. The amendment is expected to close during the first quarter of 2013, subject to customary closing conditions, and will be documented in an Amended and Restated Credit Agreement.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2012 and 2011, the Company had no borrowings outstanding, but had outstanding letters of credit of $13 million and $19 million, respectively. As of December 31, 2012, the Company had $622 million available for borrowing under the revolving credit facility.

Debenture Loans

The indentures governing the Senior Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase its capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen is required to make an offer to redeem all of the Senior Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V., and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V.

In October 2012, the Company issued $800 million aggregate principal amount of 4.50% Senior Notes due 2020 which mature on October 1, 2020 at an issue price of $800, with cash proceeds of approximately $788 million, net of fees and expenses. Concurrent with this issuance, the Company redeemed and subsequently retired all of its 11.50% Senior Notes due 2016 and prepaid its 8.50% Senior Secured Term Loan due 2017. In connection with these transactions, the Company recorded a charge of $115 million in Other expense, net in the consolidated statements of operations.

In October and November 2010, the Company issued a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $1,085 million with cash proceeds of approximately $1,065 million, net of fees and expenses.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

In August 2006, Nielsen issued $650 million 10% and €150 million 9% senior notes due 2014. On April 16, 2008, Nielsen issued $220 million aggregate principal amount of additional 10% Senior Notes due 2014. In November and December 2010 the Company redeemed all $870 million aggregate principal amount of its 10% Senior Notes due 2014 at a price of 105% of the amount redeemed as well as all €150 million aggregate principal amount of its 9% Senior Notes due 2014 at a price of 104.5% of the amount redeemed. The redemption and subsequent retirement of these collective notes resulted in a loss of $90 million associated with the redemption option premium and recognition of previously deferred debt issuance costs recorded as a component of Other expense, net in the consolidated statement of operations in the fourth quarter of 2010. These redemptions were consummated using the proceeds from the issuance of a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 discussed above.

In January 2009, Nielsen issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses. These Senior Notes were partially redeemed during 2011 as described above.

In April 2009, Nielsen issued $500 million in aggregate principal amount of 11.50% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses. These Senior Notes were partially redeemed during 2011 as described above.

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

Nielsen has a Euro Medium Term Note (“EMTN”) program in place under which no further debenture loans and private placements can be issued. All debenture loans and most private placements are quoted on the Luxembourg Stock Exchange. As of December 31, 2012, all EMTN loans have matured and been repaid.

In December 2011, Nielsen’s JPY 4,000 million 2.50% EMTN matured and was repaid and in May 2010, Nielsen’s €50 million variable rate EMTN matured and was repaid.

In February 2012, Nielsen’s €30 million 6.75% EMTN matured and was repaid and in April 2012, Nielsen’s €50 million variable rate EMTN matured and was repaid.

Other Transactions

In December 2012, the Company signed a definitive agreement to acquire Arbitron Inc. (NYSE: ARB), an international media and marketing research firm, for $48 per share in cash (the “Transaction”). In addition, the Company entered into a commitment for an unsecured note or unsecured loan of up to $1,300 million (the “Commitment Letter”) to fund the closing of the Transaction. The Transaction has been approved by the board of directors of both companies and is subject to customary closing conditions, including regulatory review. As of December 31, 2012, there were no borrowings outstanding under the Commitment Letter.

Effective July 1, 2010, the Company designated its Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of its net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax. The Company recorded losses of $43 million (net of tax of $17 million) to the cumulative translation adjustment

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

during the second half of 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within the Company’s net income during that period. The Company’s net income reflected foreign currency exchange gains of $96 million for the year ended December 31, 2010 and losses of $21 million for the year ended December 31, 2009 associated with these loans.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs were $60 million and $73 million at December 31, 2012 and 2011, respectively.

Related Party Lenders

A portion of the borrowings under the senior secured credit facility, as well as certain of the Company’s senior debenture loans, have been purchased by certain of the Sponsors in market transactions not involving the Company. Amounts held by the Sponsors were $412 million and $600 million as of December 31, 2012 and 2011, respectively. Interest expense associated with amounts held by the Sponsors approximated $20 million, $26 million and $29 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Capital Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under capital leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under capital lease are recorded within property, plant and equipment. See Note 6 – “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2012 are as follows:

(IN MILLIONS)
2013	$19
2014	15
2015	14
2016	14
2017	14
Thereafter	91

Total	167
Less: amount representing interest	60

Present value of minimum lease payments	$107

Current portion	$10
Total non-current portion	97

Present value of minimum lease payments	$107

Capital leases and other financing transactions have effective interest rates ranging from 8% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2012, 2011 and 2010 was $9 million, $10 million and $11 million, respectively. Nielsen recognizes rental income from non-cancelable subleases. Rental income will commence in 2013 for which the total aggregate future proceeds to be received under the non-cancelable subleases are $5 million.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

11. Stockholders’ Equity

Common stock activity is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(Actual number of shares of common stock outstanding)
Beginning of year	359,647,605	276,059,333	276,156,839
Shares of common stock issued through initial public offering	—	82,142,858	—
Shares of common stock issued through business combinations	246,627	535,353	—
Shares of common stock issued through compensation plans	2,625,651	966,580	368,259
Repurchases of common stock	—	(56,519)	(465,765)

End of year	362,519,883	359,647,605	276,059,333

Shares of common stock repurchased described above are privately negotiated transactions. Cumulative shares of treasury stock were 213,127 and 459,754 as of December 31, 2012 and 2011, respectively, with a corresponding value of $4 million and $8 million, respectively.

On August 30, 2010, the Company effectuated a reverse stock split by which each one and six tenths (1.6) issued and outstanding share of common stock, par value €0.04 per share, was converted into one (1.0) share of common stock, par value €0.07 per share. All applicable share and per share amounts have been restated to show the effect of the reverse stock split for all periods presented.

No dividends were declared or paid on the Company’s common stock in 2012 and 2011, respectively. In September 2010, the Company declared a special dividend of approximately €6 million ($7 million) in the aggregate, or €0.02 per share, to its existing stockholders, $5 million of which was in the form of a non-cash settlement of loans the Company had previously extended to Luxco. See Note 14 – “Investments in Affiliates and Related Party Transactions” for additional information regarding these loans.

On January 31, 2013, the Company’s board of directors adopted a cash dividend policy with the present intent to pay quarterly cash dividends on its outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, to be paid on March 20, 2013 to holders of record of the Company’s common stock on March 6, 2013. The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s board of directors.

12. Stock-Based Compensation

In connection with the Valcon Acquisition, Nielsen implemented an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the Company’s executives may be granted stock options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of the Company or purchase its shares. In connection with the completion of Nielsen’s initial public offering of common stock on January 31, 2011 the Company implemented the Nielsen Holdings 2010 Stock Incentive Plan (the “Stock Incentive Plan”) and suspended further grants under the EPP. The Stock Incentive Plan is the source of new equity-based awards permitting the Company to grant to its key employees, directors and other service providers the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights,

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

restricted stock, restricted stock units and other awards valued in whole or in part by reference to shares of Nielsen’s common stock and performance-based awards denominated in shares or cash. There were no awards granted under the Stock Incentive Plan during the year ended December 31, 2010.

Under the Stock Incentive Plan, Nielsen granted 4,133,381 and 4,307,002 time-based stock options to purchase shares during the years ended December 31, 2012 and 2011, respectively. Under the Equity Participation Plan, Nielsen granted 919,052 time-based and 175,301 performance-based stock options to purchase shares during the year ended December 31, 2010. As of December 31, 2012, the total number of shares authorized for award of options or other equity-based awards was 34,795,000 under the Stock Incentive Plan. The 2012 and 2011 time-based awards become exercisable over a four-year vesting period at a rate of 25% per year on the anniversary day of the award, and are tied to the executives’ continuing employment. The majority of the 2010 time-based awards become exercisable ratably on the first three anniversaries of the grant date of the award, contingent on continuing employment on each vesting date. In addition, time-based awards granted in 2010 become exercisable over a four-year vesting period tied to the executives’ continuing employment as follows: 75% vested on December 31, 2012 and 25% will vest on December 31, 2013. The 2009, 2008 and 2007 time-based awards became exercisable over a four-year, four-year and five-year vesting period, respectively, and were fully vested as of December 31, 2012. The 2010, 2009 and 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

For the years ended December 31, 2012, 2011 and 2010, the fair values of the time-based and performance-based awards were estimated using the Black-Scholes option pricing model. Expected volatility has been based on a combination of the estimates of implied volatility of the Company’s peer-group and the Company’s historical volatility adjusted for leverage. For grants subsequent to the Company’s initial public offering, implied volatility based on trading Nielsen call options is also considered in the calculation of expected volatility because it is considered representative of future stock price trends.

The following assumptions were used during 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Expected life (years)	3.50 - 6.00	3.50 - 6.00	2.85 - 4.17
Risk-free interest rate	0.38 - 0.83%	1.18 - 2.23%	1.28 - 2.12%
Expected dividend yield	0%	0%	0%
Expected volatility	28.00 - 30.30%	31.70 - 42.00%	58.00 - 63.00%
Weighted average volatility	28.56%	33.42%	60.05%

The Company recorded stock-based compensation expense of $34 million, $27 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefit related to the stock compensation expense was $13 million, $11 million and $8 million, for the respective periods.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2009	16,354,797	$17.52	7.40	$29

Granted	1,094,353	18.76
Forfeited	(703,387)	(20.46)
Exercised	(625,554)	(13.42)

Outstanding at December 31, 2010	16,120,209	17.63	6.51	$77

Granted	4,307,002	30.00
Forfeited	(684,306)	(20.96)
Exercised	(1,160,878)	(13.20)

Outstanding at December 31, 2011	18,582,027	$20.65	5.77	$175

Granted	4,133,381	28.00
Forfeited	(655,034)	(24.30)
Exercised	(2,372,536)	(14.64)

Outstanding at December 31, 2012	19,687,838	$22.80	5.16	$156

Exercisable at December 31, 2012	9,986,984	$19.63	4.61	$112

Time-based and performance-based options granted during 2010 have exercise prices of $18.41 per share and $36.80 per share, respectively. There were no performance-based awards granted in 2012 and 2011.

As of December 31, 2012, 2011 and 2010, the weighted-average grant date fair value of the options granted was $7.25, $9.39 and $8.05, respectively, and the aggregate fair value of options vested was $21 million, $12 million and $12 million, respectively.

At December 31, 2012, there is approximately $36 million of unearned stock-based compensation related to stock options which the Company expects to record as stock-based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the years ended December 31, 2012, 2011 and 2010 was $34 million, $18 million and $4 million, respectively. For the year ended December 31, 2012, cash proceeds from the exercise of options was $32 million.

As of December 31, 2012, affiliates of Centerview Partners, a stockholder of Luxco, collectively holds 312,500 performance-based options and 218,750 time-based options to purchase shares in the Company. Cumulative expense related to these outstanding options amounted to approximately $5 million through December 31, 2012.

During the years ended December 31, 2012 and 2011, 687,300 and 248,450, respectively, of restricted stock units (RSUs) ultimately payable in shares of common stock were granted under the Stock Incentive Plan. The

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

awards vest at a rate of 25% per year over four years on the anniversary of the award. There were 80,981 RSUs that vested during the year ended December 31, 2012. In 2010, 6,250 RSUs ultimately payable in shares of common stock were granted. The 2010 awards fully vested on November 1, 2011. The estimated weighted average grant date fair value of these units in 2012, 2011 and 2010 were $27.99, $30.05 and $19.20, respectively.

As of December 31, 2012, approximately $16 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.4 years.

13. Income Taxes

The components of income from continuing operations before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Dutch	$20	$12	$147
Non-Dutch	388	92	(44)

Income from continuing operations before income taxes and equity in net income of affiliates	$408	$104	$103

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to the income/(loss) from continuing operations before income taxes and equity in net income of affiliates consisted of:

	Year ended December 31,
(IN MILLIONS)	2012	2011	2010
Current:
Dutch	$(20)	$3	$11
Non-Dutch	113	143	117

	93	146	128

Deferred:
Dutch	25	(13)	(1)
Non-Dutch	22	(111)	(173)

	47	(124)	(174)

Total	$140	$22	$(46)

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

The Company’s provision/(benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 was different from the amount computed by applying the statutory Dutch federal income tax rates to the underlying income from continuing operations before income taxes and equity in net income of affiliates as a result of the following:

	Year ended December 31,
(IN MILLIONS)	2012	2011	2010
Income from continuing operations before income taxes and equity in net income of affiliates	$408	$104	$103

Dutch statutory tax rate	25.0%	25.0%	25.5%

Provision/(benefit) for income taxes at the Dutch statutory rate	$102	$26	$26
Tax impact on distributions from foreign subsidiaries	35	9	1
Effect of operations in non-Dutch jurisdictions, including foreign tax credits	15	(3)	(35)
U.S. state and local taxation	6	(4)	(24)
Withholding and other taxation	36	30	29
Effect of global financing activities	(51)	(38)	(28)
Changes in estimates for uncertain tax positions	48	22	2
Changes in valuation allowances	(15)	(25)	(25)
Effect of change in deferred tax rates	(40)	—	—
Other, net	4	5	8

Total (benefit)/provision for income taxes	$140	$22	$(46)

Effective tax rate	34.3%	21.2%	(44.7%)

(IN MILLIONS)	December 31, 2012	December 31, 2011
Deferred tax assets (on balance):
Net operating loss carryforwards	$348	$415
Interest expense limitation	577	557
Deferred compensation	7	6
Deferred revenues / costs	29	30
Employee benefits	59	51
Tax credit carryforwards	113	96
Share-based payments	59	46
Accrued expenses	26	35
Other assets	52	37

	1,270	1,273
Valuation allowances	(248)	(193)

Deferred tax assets, net of valuation allowances	1,022	1,080

Deferred tax liabilities (on balance):
Intangible assets	(1,661)	(1,723)
Fixed asset depreciation	(21)	(4)
Financial instruments	(50)	(53)
Deferred revenues / costs	—	—
Computer software	(69)	(43)

	(1,801)	(1,823)

Net deferred tax liability	$(779)	$(743)

Recognized as:
Deferred income taxes, current	$57	$55
Deferred income taxes, non-current	(836)	(798)

Total	$(779)	$(743)

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

At December 31, 2012 and 2011 the Company had net operating loss carryforwards of approximately $1,260 million and $1,262 million, respectively, which begin to expire in 2013. In addition, the Company had tax credit carryforwards of approximately $113 million and $96 million at December 31, 2012 and 2011, respectively, which will begin to expire in 2014.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $205 million and $169 million at December 31, 2012 and 2011, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has valuation allowances of $43 million and $24 million at December 31, 2012 and 2011, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008 the Company has determined that as of December 31, 2012 no income taxes are required to be provided for on the approximately $3.3 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date.

At December 31, 2012 and 2011, the Company had uncertain tax positions of $100 million and $96 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2012 and 2011 of $40 million and $29 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that a reduction in a range of $6 million to $14 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2012	December 31, 2011	December 31, 2010
Balance as of the beginning of period	$96	$114	$129
Additions for current year tax positions	7	4	3
Additions for tax positions of prior years	16	—	3
Reductions for lapses of statute of limitations	(19)	(22)	(22)
Effect of foreign currency translation	—	—	(1)

Balance as of the end of the period	$100	$96	$114

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

14. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2012 and 2011, Nielsen had investments in affiliates of $77 million and $74 million, respectively. Nielsen’s only significant investment, and its percentage of ownership as of December 31, 2012, was its 51% non-controlling ownership interest in Scarborough Research (“Scarborough”). As of December 31, 2012, the carrying value of the Company’s investment in Scarborough was $53 million.

Nielsen and Scarborough enter into various related party transactions in the ordinary course of business, including Nielsen providing certain general and administrative services to Scarborough. Nielsen pays royalties to Scarborough for the right to include Scarborough data in Nielsen services sold directly to Nielsen customers. Additionally, Nielsen sells various Scarborough services directly to its clients, for which it receives a commission from Scarborough. As a result of these transactions, Nielsen received net payments from Scarborough of $15 million, $14 million and $7 million for the years ended December 31, 2012, 2011 and 2010. Obligations between Nielsen and its affiliates, including Scarborough, are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $6 million and $12 million at December 31, 2012 and 2011, respectively.

Transactions with Sponsors

In connection with the Valcon Acquisition, two of Nielsen’s subsidiaries and the Sponsors entered into Advisory Agreements, which provided for an annual management fee, in connection with planning, strategy, oversight and support to management, and were payable quarterly and in advance to each Sponsor, on a pro rata basis, for the eight year duration of the agreements, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. For the year ended December 31, 2010, the Company recorded $12 million in selling, general and administrative expenses related to these management fees, sponsor travel and consulting.

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

The Company has periodically extended loans to Luxco to permit Luxco to pay certain operational expenses and to fund share repurchases. The full principal amount of and accrued interest on each such loan is payable at maturity, which is generally one year or less from incurrence. The rate of interest on these loans has ranged from 3.47% to 7.70%. At December 31, 2012, there were no loans outstanding to or from Luxco.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to Nielsen, the Company pays Equity Healthcare a fee of $2.50 per participating employee per month (“PEPM Fee”). As of December 31, 2012, Nielsen had approximately 7,300 employees enrolled in its self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

Board of Directors

On July 26, 2012, Iain Leigh resigned from the Boards of Directors of Nielsen Holdings, N.V. and The Nielsen Company B.V. and Vivek Y. Ranadivé was elected as a member of the unitary Board of Directors to serve until the next Annual Meeting of Shareholders. Mr. Ranadivé has been the Chief Executive Officer and Chairman of the Board of Directors of TIBCO Software Inc. (“TIBCO”) since its inception in 1997. The Company has an ongoing contractual relationship with TIBCO. In connection with his appointment, the Board of Directors of the Company affirmatively determined that Mr. Ranadivé is independent for purposes of the New York Stock Exchange listing rules and the Company’s Corporate Governance Guidelines

15. Commitments and Contingencies

Leases and Other Contractual Arrangements

In February 2013, the Company amended its Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, the Company has increased its commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”). TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will continue to globally provide the Company with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. As Nielsen orders specific services under the Agreement, the parties will execute Statements of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide the Company with the right to terminate the Agreement or SOWs, as applicable.

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

	For the Years Ending December 31,
(IN MILLIONS)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$91	$78	$59	$45	$36	$84	$393
Other contractual obligations	150	47	26	12	2	2	239

Total	$241	$125	$85	$57	$38	$86	$632

Total expenses incurred under operating leases were $88 million, $97 million and $96 million for the years ended December 31, 2012, 2011 and 2010, respectively. Nielsen recognized rental income received under subleases of $8 million, $10 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $40 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 10 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2012, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $13 million and $19 million at December 31, 2012 and 2011, respectively.

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

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

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

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Revenues
Buy	$3,420	$3,409	$3,108
Watch	2,009	1,944	1,850
Expositions	183	179	168

Total	$5,612	$5,532	$5,126

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Business segment income/(loss)(1)
Buy	$686	$699	$656
Watch	843	781	704
Expositions	94	87	78
Corporate and eliminations	(21)	(21)	(27)

Total	$1,602	$1,546	$1,411

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Depreciation and amortization
Buy	$208	$198	$202
Watch	281	299	317
Expositions	23	25	27
Corporate and eliminations	8	7	12

Total	$520	$529	$558

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Restructuring charges
Buy	$60	$57	$27
Watch	18	15	15
Expositions	(1)	2	2
Corporate and eliminations	7	10	17

Total	$84	$84	$61

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Stock-based compensation expense
Buy	$10	$8	$7
Watch	7	5	3
Expositions	—	—	—
Corporate and eliminations	17	14	8

Total	$34	$27	$18

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Other items(2)
Buy	$(1)	$4	$6
Watch	—	—	2
Expositions	—	—	—
Corporate and eliminations	13	108	36

Total	$12	$112	$44

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Operating income/(loss)
Buy	$409	$432	$414
Watch	537	462	367
Expositions	72	60	49
Corporate and eliminations	(66)	(160)	(100)

Total	$952	$794	$730

(IN MILLIONS)	December 31, 2012	December 31, 2011
Total assets
Buy	$6,885	$6,782
Watch	6,706	6,560
Expositions	758	794
Corporate and eliminations(3)	236	368

Total	$14,585	$14,504

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(1)	The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments

(2)	Other items for the year ended December 31, 2012 primarily consist of deal related costs. Other items for the year ended December 31, 2011 primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to our initial public offering and other deal related fees. Other items for the year ended December 31, 2010 primarily include Sponsor Advisory Fees of $12 million, Transformation Initiative and other dual running costs of $16 million and fees associated with certain consulting arrangements and preparatory costs for the Company’s initial public offering of common stock of $16 million.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(3)	Includes deferred financing costs of $60 million and $73 million as of December 31, 2012 and 2011, respectively.

(IN MILLIONS)	Year ended December 31,
	2012	2011	2010
Capital expenditures
Buy	$171	$178	$156
Watch	179	182	164
Expositions	5	7	6
Corporate and eliminations	3	—	8

Total	$358	$367	$334

Geographic Segment Information

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2012
United States	$2,834	$515	$9,540
North and South America, excluding the United States	640	170	1,313
The Netherlands	39	2	8
Other Europe, Middle East & Africa	1,357	180	1,097
Asia Pacific	742	85	509

Total	$5,612	$952	$12,467

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2011
United States	$2,695	$419	$9,531
North and South America, excluding the United States	625	184	1,212
The Netherlands	43	(92)	3
Other Europe, Middle East & Africa	1,451	186	1,074
Asia Pacific	718	97	505

Total	$5,532	$794	$12,325

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)
2010
United States	$2,575	$294
North and South America, excluding the United States	551	157
The Netherlands	41	(5)
Other Europe, Middle East & Africa	1,332	192
Asia Pacific	627	92

Total	$5,126	$730

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements (continued)

(1)	Revenues are attributed to geographic areas based on the location of customers.

(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

17. Additional Financial Information

Accounts payable and other current liabilities

(IN MILLIONS)	December 31, 2012	December 31, 2011
Trade payables	$150	$180
Personnel costs	290	336
Current portion of restructuring liabilities	53	55
Data and professional services	203	167
Interest payable	49	51
Other current liabilities(1)	222	236

Total accounts payable and other current liabilities	$967	$1,025

(1)	Other includes multiple items, none of which is individually significant.

18. Quarterly Financial Data (unaudited)

(IN MILLIONS, EXCEPT PER SHARE DATA)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$1,340	$1,385	$1,423	$1,464
Operating income	154	237	281	280
Income from continuing operations before income taxes and equity in net income of affiliates	34	137	176	61
Net income attributable to Nielsen stockholders	$25	$104	$105	$39
Net income per share of common stock, basic	$0.07	$0.28	$0.29	$0.11
Net income per share of common stock, diluted	$0.07	$0.28	$0.29	$0.11

(IN MILLIONS, EXCEPT PER SHARE DATA)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$1,302	$1,396	$1,413	$1,421
Operating income	51	218	265	260
(Loss)/income from continuing operations before income taxes and equity in net income of affiliates(1)	(312)	105	149	162
Discontinued operations, net of tax	(1)	—	—	2
Net income attributable to Nielsen stockholders	$(182)	$69	$102	$95
Net (loss)/income per share of common stock, basic	$(0.55)	$0.19	$0.28	$0.26
Net (loss)/income per share of common stock, diluted	$(0.55)	$0.19	$0.28	$0.26

(1)	Includes $102 million for the termination and settlement of the Sponsor Advisory Agreement and $231 million for the redemption and retirement of certain indebtedness in conjunction with the Company’s initial public offering of common stock in the first quarter of 2011.

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings N.V.

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Selling, general and administrative expenses	$2	$2	$—

Operating loss	(2)	(2)	—
Interest expense	(23)	(21)	—
Foreign currency exchange transaction (loss)/gain	(1)	—	1

(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(26)	(23)	1
Benefit/(Provision) for income taxes	2	(2)	—
Equity in net income of subsidiaries	297	109	129

Net income	$273	$84	$130

Nielsen Holdings N.V.

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2012	2011
Assets:
Current assets
Cash and cash equivalents	$1	$—
Amounts receivable from subsidiary	7	28
Other current assets	—	7
Loan receivable from subsidiary	7	6

Total current assets	15	41
Deferred tax assets	—	22
Investment in subsidiaries	5,216	4,888
Other non-current assets	1	2

Total assets	$5,232	$4,953

Liabilities and equity:
Current liabilities
Interest payable	3	3
Income tax liabilities	—	29

Total current liabilities	3	32
Long-term debt	288	288
Other non-current liabilities	5	—

Total liabilities	296	320
Total equity	4,936	4,633

Total liabilities and equity	$5,232	$4,953

Nielsen Holdings N.V.

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2012	2011	2010
Net cash (used in)/provided by operating activities	$(18)	$(16)	$(2)
Investing Activities:
Investment in subsidiaries	—	(2,078)	—
Intercompany loans and advances with subsidiaries	(1)	(6)	2

Net cash (used in)/provided by investing activities	(1)	(2,084)	2

Financing Activities:
Proceeds from the Issuance of debt	—	277	—
Issuance of common stock	—	1,810	2
Dividends received from subsidiary	—	—	9
Dividends paid to stockholders	—	—	(2)
Capital Contributions to Subsidiary	(14)	—	—
Activity under stock plans	34	10	(8)

Net cash provided by financing activities	20	2,097	1

Net increase/(decrease) in cash and cash equivalents	1	(3)	1
Cash and cash equivalents, beginning of period	—	3	2

Cash and cash equivalents, end of period	$1	$—	$3

The notes to the consolidated financial statements of Nielsen Holdings N.V. (the “Company”) are an integral part of these unconsolidated financial statements.

Notes to Schedule I

1. Basis of Presentation

The Company has accounted for the earnings of its subsidiaries under the equity method in these financial statements.

2. Commitments and Contingencies

The Company had no material commitments or contingencies during the reported periods.

3. Related Party Transactions

The Company executed a $6 million short-term loan with one of its subsidiaries with an original maturity in June 2012 and began accreting interest in December 2011 at a rate of 3.01%. In 2012, the loan was extended at a rate of 2.99% and will mature in December 2013.

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. On December 31, 2012, the Company has a $7 million receivable from subsidiary associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries. During the year ended December 31, 2011, the Company received a net cash payment of $5 million associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries, net of reimbursements of fees paid on behalf of the Company by its subsidiaries

Notes to Schedule I (continued)

4. Common Stock and Mandatory Convertible Bond Offerings and Related Transactions

On January 31, 2011, the Company completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts. As of December 31, 2011, Luxco owned 270,746,445 shares (or approximately 75%) of the Company’s common stock. On March 26, 2012, Luxco and certain Nielsen employees (the “selling shareholders”) completed a public offering of 34,500,000 shares of Nielsen’s common stock at a price of $30.25 per share. As of December 31, 2012, Luxco owned 236,266,399 shares (or approximately 65%) of our outstanding shares of common stock. In February 2013, Luxco and certain Nielsen employees completed a public offering of 40,814,883 shares of the Company’s common stock at a price of $32.55 per share. Subsequent to this offering, Luxco owned 195,463,201 shares (or approximately 52%) of the Company’s common stock.

Concurrent with its offering of common stock, the Company issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds is payable quarterly in arrears in February, May, August and November of each year, and commenced in May 2011. The Bonds provided for mandatory conversion into between 10,416,700 and 12,499,925 shares of Nielsen’s common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds of not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of its common stock (the average of the volume weighted-average price of its common stock for a 20 consecutive trading day period beginning on the 25 trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively. On February 1, 2013, the Bonds were converted into 10,416,700 shares of Nielsen’s common stock at per share price of $27.60.

The Company remitted and utilized substantially all of the combined net proceeds of approximately $2,078 million associated with the aforementioned transactions to certain of its subsidiaries to settle the Advisory Agreements in place between the Sponsors and certain of such subsidiaries and to redeem and retire certain issuances of the Company’s subsidiary long-term indebtedness.

Recent Developments

In January 2013, the Company adopted a cash dividend policy pursuant to which it intends to declare and pay quarterly cash dividends on each issued and outstanding share of common stock. The first quarterly cash dividend under this policy was declared by the Company’s board of directors in the amount of $0.16 per share payable on March 20, 2013 to holders of record of shares of its common stock on March 6, 2013. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. In addition, the Company’s ability to pay dividends is limited by covenants in our senior secured credit facilities and in the indentures governing our notes. See the “Liquidity and Capital Resources” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2012, 2011 and 2010

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2010	$31	$4	$—	$(4)	$—	$31
For the year ended December 31, 2011	$31	$2	$1	$(10)	$—	$24
For the year ended December 31, 2012	$24	$10	$4	$—	$—	$38

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2010	$233	$(25)	$14	$(7)	$215
For the year ended December 31, 2011	$215	$(25)	$9	$(6)	$193
For the year ended December 31, 2012	$193	$(15)	$62	$8	$248

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), which will be filed with the SEC on or before April 30, 2013: “Proposal No. 3 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013: “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013: “Equity Compensation Plan Information” and “Ownership of Securities”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters”.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013: “Proposal No. 4 – Ratification of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedules listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this annual report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated as of December 17, 2012, among Arbitron Inc., Nielsen Holdings N.V. and TNC Sub I Corporation (incorporated herein by reference to Exhibit 2.1 to the Form 8-K of Nielsen Holdings N.V. filed on December 18, 2012 (File No. 001-35042))

3.1	Deed of Incorporation of Nielsen Holdings N.V. (formerly Valcon Acquisition Holding B.V.) (incorporated herein by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

3.2	Amended and Restated Articles of Association of Nielsen Holdings N.V. (unofficial English translation) (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

4.1(a)	Second Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, and further amended and restated as of February 2, 2012 among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042))

4.1(b)	Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(c)	Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

Exhibit No.	Description
4.1(d)	Senior Secured Loan Agreement, dated June 8, 2009, by and among Nielsen Finance LLC, the Guarantors party thereto from time to time, Goldman Sachs Lending Partners LLC and the other Lenders party thereto from time to time (incorporated herein by reference to Exhibit 4.1(g) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(e)	First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546-29))

4.1(f)	Amendment No. 1, dated as of August 13, 2010, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of The Nielsen Company B.V. filed on August 16, 2010 (File No. 333-142546-29))

4.1(g)	Amendment No. 2, dated as of March 23, 2011, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 28, 2011 (File No. 001-35042))

4.1(h)	Amendment Agreement, dated February 2, 2012, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and certain of the lenders (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042)).

4.2(a)	Indenture, dated as of August 9, 2006, between VNU Group B.V. and Law Debenture Trust Company of New York, as Trustee, for the 11 1/8% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546-29))

4.3(a)	Amended and Restated Trust Deed, dated October 29, 2002, by and between VNU N.V. and Deutsche Trustee Company Limited relating to the VNU N.V. €200,000,000 Euro Medium Term Note Programme (incorporated herein by reference to Exhibit 4.8(a) to Amendment No. 1 to the Registration Statement of The Nielsen Company B.V. on Form S-4 filed on June 21, 2007 (File No. 333-142546-29))

4.3(b)	Supplemental Trust Deed, dated October 27, 2003, by and between VNU N.V. and Deutsche Trustee Company Limited relating to the €250,000,000 Euro Medium Term Note Programme (incorporated herein by reference to Exhibit 4.8(b) to Amendment No. 1 to the Registration Statement of The Nielsen Company B.V. on Form S-4 filed on June 21, 2007 (File No. 333-142546-29))

4.4(a)	Indenture, dated as of January 27, 2009, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on January 28, 2009 (File No. 333-142546-29))

Exhibit No.	Description
4.4(b)	First Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(a) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2009 (File No. 333-142546-29))

4.4(c)	Second Supplemental Indenture, dated as of February 13, 2009, among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for U.S. Dollar denominated 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546-29))

4.4(d)	Third Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2009 (File No. 333-142546-29))

4.4(e)	Fourth Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546-29))

4.4(f)	Fifth Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546-29))

4.4(g)	Sixth Supplemental Indenture, dated as of February 17, 2012, among NeuroFocus, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.6(g) to the Annual Report on Form 10-K of Nielsen Holdings N.V. for the year ended December 31, 2011 (File No. 001-34052))

4.4(h)	Seventh Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.5(a)	Indenture, dated as of May 1, 2009, among Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.1(a) to the current report on Form 8-K of The Nielsen Company B.V. filed on May 1, 2009 (File No. 333-142546-29))

4.5(b)	First Supplemental Indenture, dated as of February 13, 2009, among The Cambridge Group, Inc, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.10(a) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009, incorporated herein by reference (File No. 333-142546-29))

Exhibit No.	Description
4.5(c)	Second Supplemental Indenture, dated as of August 19, 2009, among ACNielsenRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.10(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2009, incorporated herein by reference (File No. 333-142546-29))

4.5(d)	Third Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546-29))

4.5(e)	Fourth Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546-29))

4.5(f)	Fifth Supplemental Indenture, dated as of February 17, 2012, among NeuroFocus, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.7(f) to the Annual Report on Form 10-K of Nielsen Holdings N.V. for the year ended December 31, 2011 (File No. 001-34052))

4.5(g)	Sixth Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.5 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.6(a)	Indenture, dated as of October 12, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York, as Trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546-29))

4.6(b)	First Supplemental Indenture, dated as of November 9, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on November 12, 2010 (File No. 333-142546-29))

4.6(c)	Second Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.4(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546-29))

4.6(d)	Third Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.4(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546-29))

4.6(e)	Fourth Supplemental Indenture, dated as of February 17, 2012, among NeuroFocus, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.8(e) to the Annual Report on Form 10-K of Nielsen Holdings N.V. for the year ended December 31, 2011 (File No. 001-34052))

Exhibit No.	Description
4.6(f)	Fifth Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.6(g)	Sixth Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.4 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.6(h)	Seventh Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.7 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.6(i)

Eighth Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.8 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.7	Indenture, dated as of January 31, 2011, between Nielsen Holdings N.V. and The Bank of New York, as trustee, relating to the 6.25% Mandatory Convertible Subordinated Bonds due 2013 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

4.8(a)	Indenture, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 (a) to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012 (File No. 001-35042))

4.8(b)	Registration Rights Agreement, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein), J.P. Morgan Securities LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC, HSBC Securities (USA) Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.1(b) to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012 (File No. 001-35042))

10.1(a)

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

10.1(b)	Form of Amendment No. 1 to the Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated July 26, 2012, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

Exhibit No.	Description
10.1(c)*	Amendment No 2 to the Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated January 31, 2012, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V.

10.2(a)**	Employment Agreement, as amended and restated, dated as of December 15, 2008, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and TNC (US) Holdings, Inc. (incorporated herein by reference to Exhibit 10.5(c) to the Annual Report on Form 10-K of The Nielsen Company B.V. for the year ended December 31, 2008 (File No. 333-142546-29))

10.2(b)**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.3(a)**	Employment Arrangement, dated December 4, 2006, between VNU Group B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.3(b)**

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.4(a)**	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.4(b)**	Severance Agreement, dated as of February 2, 2007, by and between VNU Group B.V., VNU, Inc. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.4(c)**	Restricted Stock Unit Award Agreement, dated as of January 15, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(d) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.4(d)**	Stock Option Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(e) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.4(e)**	Sale Participation Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(f) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.4(f)**	Management Stockholder’s Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(g) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.4(g)**

Restricted Stock Unit Award Agreement, dated as of June 19, 2009, between Valcon Acquisition Holding B.V. and Mitchell Habib (incorporated herein by reference to Exhibit 10.10(h) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546-29))

Exhibit No.	Description
10.4(h)**	Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.5(a)**	VNU Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.5(b)**	Amendment to the VNU Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.5(c)**	Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(a)**	VNU Deferred Compensation Plan, dated April 1, 2003 (incorporated herein by reference to Exhibit 10.13(a) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(b)**	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated May 10, 2006 (incorporated herein by reference to Exhibit 10.13(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(c)**	The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, (File No. 333-142546-29))

10.7**	2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holding N.V. and its Subsidiaries, as amended and restated, effective August 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2012 (File No. 333-172256))

10.8**	Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.9**	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 10.16 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.10**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.11(a)**	Form of Offer Letter, dated October 24, 2006, by and between VNU and James W. Cuminale (incorporated herein by reference to Exhibit 10.18 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.11(b)***	Severance Agreement, dated February 2, 2007, by and between The Nielsen Company B.V. and The Nielsen Company (US), Inc. and James W. Cuminale.

10.12**	Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West (incorporated herein by reference to Exhibit 10.19 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.13**	Form of Offer Letter, dated March 22, 2007, by and between The Nielsen Company B.V. and Mitchell J. Habib (incorporated herein by reference to Exhibit 10.20 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

Exhibit No.	Description
10.14(a)†	Amended and Restated Master Services Agreement, effective as of October 1, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(a) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.14(b)†	Amendment Number 1 to the Amended and Restated Master Services Agreement, effective as of March 31, 2008, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(b) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on January July 8, 2010 (File No. 333-167271))

10.14(c)	Amendment Number 2 to the Amended and Restated Master Services Agreement, effective as of October 31, 2007, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(c) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.14(d)†	Amendment Number 3 to the Amended and Restated Master Services Agreement, effective as of May 11, 2009, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(d) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.15(a)**	Severance Agreement, dated as of June 4, 2007, by and between The Nielsen Company B.V., The Nielsen Company (US), Inc. and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(a) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546-29))

10.15(b)**	Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC (incorporated herein by reference to Exhibit 10.22(b) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546-29))

10.15(c)**	Rollover Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC (incorporated herein by reference to Exhibit 10.22(c) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546-29))

10.15(d)**	Sale Participation Agreement, dated as of June 4, 2007, Valcon Acquisition Holding B.V., Pereg Holdings LLC and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(d) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546-29))

10.15(e)**	Management Stockholder’s Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l, Pereg Holdings LLC and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(e) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546-29))

10.16**	Form of Offer Letter, dated as of February 27, 2009, by and between The Nielsen Company B.V. and Itzhak Fisher (incorporated herein by reference to Exhibit 10.23 to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546-29))

10.17(a)**	Form of Centerview Stock Option Agreement (incorporated herein by reference to Exhibit 10.22(f) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546-29))

10.17(b)**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2010 (File No. 333-142546-29))

Exhibit No.	Description
10.18**	Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546-29))

10.19**	Management Stockholder’s Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and David L. Calhoun (incorporated herein by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

10.20**	Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.21**	Nielsen Holdings 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2011 (File No. 333-172256))

10.22**	Nielsen Holdings Executive Annual Incentive Plan for Nielsen Holdings B.V. and its Subsidiaries (incorporated herein by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.23**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.24**	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.25	Registration Rights Agreement, dated January 31, 2011, among Nielsen Holdings N.V., Valcon Acquisition Holding (Luxembourg) S.à r.l., AlpInvest Partners CS Investments 2006 C.V., Blackstone Capital Partners (Cayman) V L.P., Carlyle Partners IV Cayman, L.P., Hellman & Friedman Capital Partners V (Cayman), L.P., KKR VNU (Millennium) Limited, THL Fund VI Alternative Corp. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

10.26**	Stock Option Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V. and David L. Calhoun (incorporated herein by reference to Exhibit 10.29 to Amendment No. 4. to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

10.27**	Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands, Valcon Acquisition Holding (Luxembourg) S.à r.l., a private limited company incorporated under the laws of Luxembourg and David L. Calhoun (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546-29))

Exhibit No.	Description
10.28**	Second Amended and Restated Employment Agreement, dated as of October 27, 2010, by and among David L. Calhoun and Nielsen Holdings, B.V., The Nielsen Company B.V., a Netherlands corporation, and TNC (US) Holdings, Inc. (formerly VNU, Inc.), a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546-29))

10.29**	Form of Amendment to Management Stockholder’s Agreement and Sale Participation Agreement dated September 29, 2011, originally filed on March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 27, 2011 (File No. 001-35042))

21.1*	Nielsen Holdings N.V. Active Subsidiaries

23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*	The following financial information from Nielsen Holdings N.V.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

†	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.

(1)	Certain of the schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Nielsen hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted schedules and exhibits upon request therefor by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings N.V.
(Registrant)

Date: February 22, 2013	/s/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ BRIAN J. WEST Brian J. West	Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/S/ JEFFREY R. CHARLTON Jeffrey R. Charlton	Senior Vice President, Controller (Principal Accounting Officer)	February 22, 2013

/S/ DAVID L. CALHOUN David L. Calhoun	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013

/S/ JAMES KILTS James Kilts	Chairman of the Board	February 22, 2013

/S/ JAMES ATTWOOD James Attwood	Director	February 22, 2013

/S/ RICHARD BRESSLER Richard Bressler	Director	February 22, 2013

/S/ PATRICK HEALY Patrick Healy	Director	February 22, 2013

/S/ KAREN HOGUET Karen Hoguet	Director	February 22, 2013

/S/ ALEXANDER NAVAB Alexander Navab	Director	February 22, 2013

/S/ ROBERT POZEN Robert Pozen	Director	February 22, 2013

/S/ VIVEK RANADIVÉ Vivek Ranadivé	Director	February 22, 2013

/S/ ROBERT REID Robert Reid	Director	February 22, 2013

/S/ JAVIER TERUEL Javier Teruel	Director	February 22, 2013