Form 10-Q
period 2013-06-30
Nielsen Holdings N.V.
filed 2013-07-30
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-35042

Nielsen Holdings N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0662038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, New York 10004 (646) 654-5000	Diemerhof 2 1112 XL Diemen The Netherlands +31(0) 20 398 87 77
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

There were 377,117,971 shares of the registrant’s Common Stock outstanding as of June 30, 2013.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2013	2012	2013	2012
Revenues	$1,386	$1,342	$2,705	$2,615
Cost of revenues, exclusive of depreciation and amortization shown separately below	580	549	1,159	1,099
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	434	428	876	866
Depreciation and amortization	126	120	247	243
Restructuring charges	8	16	43	53
Operating income	238	229	380	354
Interest income	—	1	1	2
Interest expense	(73)	(101)	(151)	(201)
Foreign currency exchange transaction losses, net	(4)	(4)	(16)	(13)
Other income/(expense), net	—	10	(12)	4
Income from continuing operations before income taxes and equity in net income of affiliates	161	135	202	146
Provision for income taxes	(46)	(37)	(64)	(35)
Equity in net income of affiliates	4	4	3	2
Income from continuing operations	119	102	141	113
Income from discontinued operations, net of tax	307	3	319	17
Net income	426	105	460	130
Net income/(loss) attributable to noncontrolling interests	—	1	(1)	1
Net income attributable to Nielsen stockholders	$426	$104	$461	$129
Net income per share of common stock, basic
Income from continuing operations	$0.32	$0.28	$0.38	$0.31
Income from discontinued operations, net of tax	$0.82	0.01	0.85	0.05
Net income attributable to Nielsen stockholders	$1.14	$0.29	$1.23	$0.36
Net income per share of common stock, diluted
Income from continuing operations	$0.31	$0.28	$0.38	$0.31
Income from discontinued operations, net of tax	$0.80	0.01	0.84	0.05
Net income attributable to Nielsen stockholders	$1.12	$0.28	$1.22	$0.35
Weighted-average shares of common stock outstanding, basic	376,580,064	361,528,675	373,598,206	361,205,184
Dilutive shares of common stock	4,979,326	4,347,044	4,844,227	4,665,666
Weighted-average shares of common stock outstanding, diluted	381,559,390	365,875,719	378,442,433	365,870,850
Dividends declared per common share	$0.16	$—	$0.32	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2013	2012	2013	2012
Net income	$426	$105	$460	$130
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	(107)	(86)	(134)	1
Available for sale securities (2)	3	(4)	6	(4)
Changes in the fair value of cash flow hedges (3)	6	—	8	(1)
Defined benefit pension plan adjustments (4)	16	—	20	2
Total other comprehensive loss	(82)	(90)	(100)	(2)
Total comprehensive income	344	15	360	128
Less: comprehensive (loss)/income attributable to noncontrolling interests	(3)	1	(2)	1
Total comprehensive income attributable to Nielsen stockholders	$347	$14	$362	$127

•	Net of tax of $(2) million and zero for the three months ended June 30, 2013 and 2012, respectively, and $9 million and zero for the six months ended June 30, 2013 and 2012, respectively.

•	Net of tax of $(4) million and zero for the three months ended June 30, 2013 and 2012, respectively, and $(4) million and zero for the six months ended June 30, 2013 and 2012, respectively

•	Net of tax of $(3) million and zero for the three months ended June 30, 2013 and 2012, respectively and $(5) million and $1 million for the six months ended June 30, 2013 and 2012, respectively.

•	Net of tax of $(6) million and zero for the three months ended June 30, 2013 and 2012, respectively, and $(16) million and $(1) million for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2013	December 31, 2012

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$1,157	$288
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $ 39 and $ 38 as of June 30, 2013 and December 31, 2012, respectively	1,104	1,110
Prepaid expenses and other current assets	280	278
Total current assets	2,541	1,676
Non-current assets
Property, plant and equipment, net	535	560
Goodwill	6,691	7,352
Other intangible assets, net	4,330	4,555
Deferred tax assets	167	170
Other non-current assets	276	272
Total assets	$14,540	$14,585
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$829	$967
Deferred revenues	281	373
Income tax liabilities	89	56
Current portion of long-term debt, capital lease obligations and short-term borrowings	335	355
Total current liabilities	1,534	1,751
Non-current liabilities
Long-term debt and capital lease obligations	5,920	6,229
Deferred tax liabilities	951	1,006
Other non-current liabilities	555	621
Total liabilities	8,960	9,607
Commitments and contingencies (Note 12)
Equity:
Nielsen stockholders’ equity
Common stock, 0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 377,311,482 and 362,733,010 shares issued and 377,117,971 and 362,519,883 shares outstanding at June 30, 2013 and December 31, 2012, respectively	31	30
Additional paid-in capital	6,725	6,485
Accumulated deficit	(791)	(1,252)
Accumulated other comprehensive loss, net of income taxes	(432)	(333)
Total Nielsen stockholders’ equity	5,533	4,930
Noncontrolling interests	47	48
Total equity	5,580	4,978
Total liabilities and equity	$14,540	$14,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2013	2012
Operating Activities
Net income	$460	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	21	14
Gain on sale of discontinued operations	(303)	—
Currency exchange rate differences on financial transactions and other losses	34	7
Equity in net income of affiliates, net of dividends received	(1)	3
Depreciation and amortization	258	258
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(65)	(13)
Prepaid expenses and other current assets	(32)	(27)
Accounts payable and other current liabilities and deferred revenues	(120)	(252)
Other non-current liabilities	(4)	(2)
Interest payable	5	12
Income taxes	7	(17)
Net cash provided by operating activities	260	113
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(19)	(74)
Proceeds from sale of subsidiaries and affiliates, net	934	—
Additions to property, plant and equipment and other assets	(55)	(50)
Additions to intangible assets	(115)	(102)
Net cash provided by/(used in) investing activities	745	(226)
Financing Activities
Net borrowings under revolving credit facility	—	215
Proceeds from issuances of debt, net of issuance costs	1,869	1,209
Repayment of debt	(1,911)	(1,359)
Increase in other short-term borrowings	2	8
Dividends paid	(115)	—
Activity under stock plans	51	13
Other financing activities	(10)	(9)
Net cash (used in)/provided by financing activities	(114)	77
Effect of exchange-rate changes on cash and cash equivalents	(22)	—
Net increase/(decrease) in cash and cash equivalents	869	(36)
Cash and cash equivalents at beginning of period	288	319
Cash and cash equivalents at end of period	$1,157	$283
Supplemental Cash Flow Information
Cash paid for income taxes	$(66)	$(62)
Cash paid for interest, net of amounts capitalized	$(154)	$(201)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings N.V. (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch (“Watch”). In June 2013, Nielsen completed the sale of its Expositions operating segment (see Note 4, Discontinued Operations, for more information). The Company’s condensed consolidated statements of operations reflect the Expositions operating segment as a discontinued operation.  Nielsen has a presence in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA.

The Company was formed by several private equity groups through Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). As of December 31, 2012, Luxco owned 236,266,399 shares (or approximately 65%) of the Company’s common stock. In February and May 2013, Luxco and certain Nielsen employees completed a public offering of 40,814,884 shares and 40,250,000, respectively, of the Company’s common stock at a price of $32.55 and $35.01 per share, respectively.       Subsequent to these offerings and as of June 30, 2013, Luxco owned 155,224,724 shares (or approximately 41%) of the Company’s common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2013. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2013 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 130,918 and 5,931,881 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, as such shares would have been anti-dilutive.

The effect of 125,496 and 5,996,195 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2013 and 2012, respectively, as such shares would have been anti-dilutive.

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

3. Business Acquisitions

For the six months ended June 30, 2013, Nielsen paid cash consideration of $19 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2012, Nielsen paid cash consideration of $74 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Discontinued Operations

In June 2013, the Company completed the sale of its expositions business, which operates one of the largest portfolios of business-to-business trade shows and conference events in the United States, for total cash consideration of $950 million and recorded a gain of $303 million.  The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

In March 2013, Nielsen completed the exit and shut down of one of its legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2013	2012	2013	2012
Revenue	$43	$43	$103	$110
Operating income	11	8	35	37
Interest expense	(3)	(6)	(8)	(12)
Income from operations before income taxes	8	2	27	25
Provision for income taxes	(4)	—	(11)	(10)
Income from operations	4	2	16	15
Net income attributable to noncontrolling interests	—	1	—	2
Gain on sale, net of tax	303	—	303	—
Income from discontinued operations	$307	$3	$319	$17

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the three and six months ended June 30, 2013 and 2012, interest expense of $3 million and $6 million, respectively and $8 million and $12 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(IN MILLIONS)	2013	2012
Net cash provided by operating activities	$36	$40
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
	$36	$40

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2013.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2012	$3,126	$3,661	$565	$7,352
Acquisitions, divestitures and other adjustments	6	2	(565)	(557)
Effect of foreign currency translation	(103)	(1)	—	(104)
Balance, June 30, 2013	$3,029	$3,662	$—	$6,691

At June 30, 2013, $71 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	$126	$128	$(50)	$(46)
Customer-related intangibles	2,599	2,882	(835)	(886)
Covenants-not-to-compete	24	36	(15)	(25)
Computer software	1,393	1,316	(866)	(804)
Patents and other	95	90	(62)	(57)
Total	$4,237	$4,452	$(1,828)	$(1,818)

Amortization expense associated with the above intangible assets was $79 million and $71 million for the three months ended June 30, 2013 and 2012, respectively. These amounts included amortization expense associated with computer software of $43 million and $36 million for the three months ended June 30, 2013 and 2012, respectively.

The amortization expense for the six months ended June 30, 2013 and 2012 was $154 million and $144 million, respectively. These amounts included amortization expense associated with computer software of $82 million and $73 million for the six months ended June 30, 2013 and 2012, respectively.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax by component for the six months ended June 30, 2013.

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	$(23)	$—	$(13)	$(297)	$(333)
Other comprehensive (loss)/income before reclassifications	(134)	6	3	13	(112)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	5	7	12
Net current period other comprehensive (loss)/income	(134)	6	8	20	(100)
Net current period other comprehensive loss attributable to noncontrolling interest	(1)	—	—	—	(1)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(133)	6	8	20	(99)
Balance June 30, 2013	$(156)	$6	$(5)	$(277)	$(432)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three and six months ended June 30, 2013.

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$8	Interest expense
	1	3	Provision for income taxes

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$8	Interest expense
	1	3	Provision for income taxes
	$3	$5	Total, net of tax
Amortization of Post Employment Benefits
Actuarial loss	5	9	(a)
	1	2	Provision for income taxes
	$4	$7	Total, net of tax
Total reclassification for the period	$7	$12	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2012	$64
Charges	43
Payments	(43)
Effect of foreign currency translation and reclassification adjustments	(4)
Balance at June 30, 2013	$60

Nielsen recorded $8 million and $16 million in restructuring charges, primarily relating to severance cost, for the three months ended June 30, 2013 and 2012, respectively. Nielsen recorded $43 million and $53 million in restructuring charges for the six months ended June 30, 2013 and 2012, respectively, primarily relating to severance and contract termination costs.

Of the $60 million in remaining liabilities for restructuring actions, $48 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2013.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

(IN MILLIONS)	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$24	$24	$—	$—
Plan assets for deferred compensation(2)	24	24	—	—
Investment in mutual funds(3)	2	2	—	—
Total	$50	$50	$—	$—
Liabilities:
Interest rate swap arrangements(4)	$9	$—	$9	$—
Deferred compensation liabilities(5)	24	24	—	—
Total	$33	$24	$9	$—

	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$13	$13	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investment in mutual funds(3)	2	2	—	—
Total	$37	$37	$—	$—
Liabilities:
Interest rate swap arrangements(4)	$22	$—	$22	$—
Deferred compensation liabilities(5)	22	22	—	—
Total	$44	$22	$22	$—

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 9—Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2013, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of June 30, 2013 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $10 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments (IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$2	$7	$6	$16

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2013 and 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of (Gain)/ Loss Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended June 30,
	2013	2012		2013	2012
Interest rate swaps	$(5)	$7	Interest expense	$4	$7

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2013 and 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of (Gain)/ Loss Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Six Months Ended June 30,
	2013	2012		2013	2012
Interest rate swaps	$(5)	$15	Interest expense	$8	$13

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three or six months ended June 30, 2013.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2013.

(IN MILLIONS)	June 30, 2013			December 31, 2012
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$ 1,610 million Senior secured term loan due 2013		$—	—		$218	$218
$ 2,386 million Senior secured term loan due 2016		—	—		2,315	2,324
$ 2,532 million Senior secured term loan (LIBOR based variable rate of 2.94%) due 2016		2,520	2,522		—	—
$ 1,222 million Senior secured term loan (LIBOR based variable rate of 2.19%) due 2017		1,146	1,146		1,176	1,173
227 million Senior secured term loan due 2013		—	—		34	34
273 million Senior secured term loan due 2016		—	—		347	347
289 million Senior secured term loan (Euro LIBOR based variable rate of 3.06%) due 2016		375	378		—	—
$ 635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.90%	4,041	4,046	3.46%	4,090	4,096
$ 215 million 11.625% senior debenture loan due 2014		212	223		209	232
$ 1,080 million 7.75% senior debenture loan due 2018		1,083	1,166		1,084	1,211
$ 800 million 4.50% senior debenture loan due 2020		800	778		800	794
$ 288 million 6.25% mandatory convertible subordinated bonds due 2013		—	—		288	325
Total debenture loans (with weighted-average interest rate)	7.65%	2,095	2,167	7.70%	2,381	2,562
Other loans		4	4		1	1
Total long-term debt	4.52%	6,140	6,217	5.02%	6,472	6,659
Capital lease and other financing obligations		108			107
Bank overdrafts		7			5
Total debt and other financing arrangements		6,255			6,584
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		335			355
Non-current portion of long-term debt and capital lease and other financing obligations		$5,920			$6,229

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2013 to December 31, 2013	$46
2014	352
2015	151
2016	2,975
2017	733
2018	1,083
Thereafter	800
$6,140

In December 2012, the Company signed a definitive agreement to acquire Arbitron Inc. (NYSE: ARB), an international media and marketing research firm, for $48 per share in cash (the “Transaction”). In addition, the Company entered into a commitment for an unsecured note or unsecured loan of up to $1,300 million (the “Commitment Letter”) to fund the closing of the Transaction. As of June 30, 2013, there were no borrowings outstanding under the Commitment Letter.

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

10. Stockholders’ Equity

Common stock activity is as follows:

Six Months Ended June 30, 2013
Actual number of shares of common stock outstanding
Beginning of period	362,519,883
Shares of common stock converted from Mandatory Convertible Subordinated Bonds due February 2013	10,416,700
Shares of common stock issued through compensation plans	4,181,388
End of period	377,117,971

Cumulative shares of treasury stock were 193,511 and 213,127 with a corresponding value of $3 million as of June 30, 2013 and December 31, 2012, respectively.

On January 31, 2013, the Company’s board of directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, that was paid on March 20, 2013 to holders of record of the Company’s common stock on March 6, 2013. On May 2, 2013, the Company declared the second quarterly cash dividend of $0.16 per share, which was paid on June 19, 2013 to holders of record of the Company’s common stock on June 5, 2013. On July 25, 2013, the Company board of directors approved a 25% increase of the quarterly cash dividend to $0.20 per share, to be paid on September 11, 2013 to holders of record of shares of the Company’s common stock on August 28, 2013. The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s board of directors.

On July 25, 2013, the Company’s board of directors approved a new share repurchase program for up to $500 million of Nielsen’s outstanding common stock. The primary purpose of the program is to mitigate dilution associate with the company’s equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on Nielsen management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at Nielsen’s 2013 Annual General Meeting of Shareholders.

11. Income Taxes

The effective tax rates for the three months ended June 30, 2013 and 2012 were 29% and 27%, respectively. The tax rate for the three months ended June 30, 2013 was higher than the statutory rate as a result of the tax impact of the accrual for future audit settlements partially offset by the favorable impact of 2012 return to provision adjustments as well as the favorable impact of certain financing activities.  The tax rate for the three months ended June 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where the Company files tax returns.

The effective tax rates for the six months ended June 30, 2013 and 2012 were 32% and 24%, respectively.  The tax rate for the six  months ended June 30, 2013 was higher than the statutory rate as a result of the tax impact of the Venezuela currency revaluation and accrual for future audit settlements partially offset by the favorable 2012 return to provision adjustments as well as the favorable impact of certain financing activities and release of tax contingencies.  The tax rate for the six months ended June 30, 2012 was lower than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $99 million and $100 million as of June 30, 2013 and December 31, 2012, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2010 through 2011.

The Canadian Tax Authorities recently completed the tax examination for tax year 2007 and, it is anticipated that the examination for tax years 2008, 2009 and 2010 will be concluded within the next twelve to eighteen months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

12. Commitments and Contingencies

Legal Proceedings and Contingencies

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that we violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse our position in the market, and breached our contract with Sunbeam by producing defective ratings data through our sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam appealed the court’s dismissal of the antitrust claims. On March 4, 2013, the U.S. Court of Appeals for the Eleventh Judicial Circuit affirmed the lower court’s decision to dismiss the claims. On March 22, 2013, Sunbeam filed a petition for rehearing the case. The petition was denied on May 13, 2012.

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

13. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into two reporting segments: what consumers buy (“Buy”), consisting principally of market research information and analytical services; and what consumers watch (“Watch”), consisting principally of television, online and mobile audience and advertising measurement and corresponding analytics. In June 2013, Nielsen completed the sale of its Expositions reporting segment (see Note 4, Discontinued Operations, for more information). The Company’s condensed consolidated statements of operations reflect the Expositions reporting segment as a discontinued operation.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended June 30, 2013
Revenues	$867	$519	$—	$—	$1,386
Depreciation and amortization	$54	$70	$—	$2	$126
Restructuring charges	$6	$4	$—	$(2)	$8
Stock-based compensation expense	$4	$2	$—	$5	$11
Other items(1)	$—	$—	$—	$13	$13
Operating income/(loss)	$107	$157	$—	$(26)	$238
Business segment income/(loss)(2)	$171	$233	$—	$(8)	$396
Total assets as of June 30, 2013	$6,739	$6,699	$—	$1,102	$14,540
(IN MILLIONS)
Three Months Ended June 30, 2012
Revenues	$849	$493	$—	$—	$1,342
Depreciation and amortization	$49	$68	$—	$3	$120
Restructuring charges	$8	$7	$—	$1	$16
Stock-based compensation expense	$2	$1	$—	$3	$6
Other items(1)	$—	$—	$—	$3	$3
Operating income/(loss)	$110	$137	$—	$(18)	$229
Business segment income/(loss)(2)	$169	$213	$—	$(8)	$374
Total assets as of December 31, 2012	$6,885	$6,706	$758	$236	$14,585

(IN MILLIONS)	Buy	Watch	Corporate	Total
Six Months Ended June 30, 2013
Revenues	$1,692	$1,013	$—	$2,705
Depreciation and amortization	$105	$138	$4	$247
Restructuring charges	$18	$11	$14	$43
Stock-based compensation expense	$7	$4	$10	$21
Other items(1)	$5	$—	$15	$20
Operating income/(loss)	$160	$279	$(59)	$380
Business segment income/(loss)(2)	$295	$432	$(16)	$711

(IN MILLIONS)
Six Months Ended June 30, 2012
Revenues	$1,648	$967	$—	$2,615
Depreciation and amortization	$102	$136	$5	$243
Restructuring charges	$39	$12	$2	$53
Stock-based compensation expense	$4	$3	$7	$14
Other items(1)	$—	$—	$5	$5
Operating income/(loss)	$145	$248	$(39)	$354
Business segment income/(loss)(2)	$290	$399	$(20)	$669

(1)

Other items include transaction-related costs of $13 million and $3 million for the three months ended June 30, 2013 and 2012, respectively. Other items for the six months ended June 30, 2013, primarily consist of transaction-related cost of approximately $16 million and a $4 million write down of uninsured deposits in Cyprus banks as described in Note 12 in the condensed consolidated financial statements. Other items for the six months ended June 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs of $5 million, respectively.

(2)

The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings N.V. (“the Company” or “Nielsen”) for the year ended December 31, 2012 as contained in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 13, 2013, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2012 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

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

Business Segment Overview

We align our business into two reporting segments: what consumers buy (consumer purchasing measurement and analytics) and what consumers watch (media audience measurement and analytics). Our Buy and Watch segments are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

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

In June 2013, we completed the sale of our Expositions reporting segment (see “Discontinued Operations” discussion included in “Factors Affecting Our Financial Results” for more information). Our condensed consolidated statements of operations reflect the Expositions reporting segment as a discontinued operation.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2013, we paid cash consideration of $19 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2013, the impact on our consolidated results of operations would not have been material.

For the six months ended June 30, 2012, we paid cash consideration of $74 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

Discontinued Operations

In June 2013, we completed the sale of our expositions business, which operates one of the largest portfolios of business-to-business trade shows and conference events in the United States, for total cash consideration of $950 million and recorded a gain of $303 million.  The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

In March 2013, we completed the exit and shut down of one of our legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2013	2012	2013	2012
Revenue	$43	$43	$103	$110
Operating income	11	8	35	37
Interest expense	(3)	(6)	(8)	(12)
Income from operations before income taxes	8	2	27	25
Provision for income taxes	(4)	—	(11)	(10)
Income from operations	4	2	16	15
Net income attributable to noncontrolling interests	—	1	—	2
Gain on sale, net of tax	303	—	303	—
Income from discontinued operations	$307	$3	$319	$17

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets.   For the three and six months ended June 30, 2013 and 2012 interest expense of $3 million and $6 million, respectively, and $8 million and $12 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(IN MILLIONS)	2013	2012
Net cash provided by operating activities	$36	$40
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	—
	$36	$40

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

	Six Months Ended June 30,
	2013	2012
U.S. Dollar	51%	52%
Euro	12%	12%
Other Currencies	37%	36%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.31 to €1.00 and $1.30 to €1.00 for the six months ended June 30, 2013 and 2012, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in the foreign currency exchange transaction losses, net line in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

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

Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2013	2012
Revenues	$1,386	$1,342
Cost of revenues, exclusive of depreciation and amortization shown separately below	580	549
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	434	428
Depreciation and amortization	126	120
Restructuring charges	8	16
Operating income	238	229
Interest income	—	1
Interest expense	(73)	(101)
Foreign currency exchange transaction losses, net	(4)	(4)
Other income, net	—	10
Income from continuing operations before income taxes and equity in net income of affiliates	161	135
Provision for income taxes	(46)	(37)
Equity in net income of affiliates	4	4
Income from continuing operations	119	102
Income from discontinued operations, net of tax	307	3
Net income	$426	$105

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(IN MILLIONS)	2013	2012
Net income	$426	$105
Income from discontinued operations, net of tax	(307)	(3)
Interest expense, net	73	100
Provision for income taxes	46	37
Depreciation and amortization	126	120
EBITDA	364	359
Equity in net income of affiliates	(4)	(4)
Other non-operating expense/(income), net	4	(6)
Restructuring charges	8	16
Stock-based compensation expense	11	6
Other items(a)	13	3
Adjusted EBITDA	$396	$374

(a)	Other items include transaction-related costs of $13 million and $3 million for the three months ended June 30, 2013 and 2012, respectively.

Consolidated Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

Revenues increased 3.3% to $1,386 million for the three months ended June 30, 2013 from $1,342 million for the three months ended June 30, 2012, or an increase of 3.7% on a constant currency basis, excluding a 0.4% unfavorable impact of changes in foreign currency exchange rates. The increase was driven by a 2.1% increase within our Buy segment (2.6% on a constant currency basis), as well as a 5.3% increase within our Watch segment (5.5% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.6% to $580 million for the three months ended June 30, 2013 from $549 million for the three months ended June 30, 2012, or an increase of 5.8% on a constant currency basis, excluding a 0.2% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 6.9% (7.2% on a constant currency basis) due primarily to the continued global expansion of our services and an increase in retail measurement cost. Costs within our Watch segment increased 3.8% (4.4% on a constant currency basis) due primarily to spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 1.4% to $434 million for the three months ended June 30, 2013 from $428 million for the three months ended June 30, 2012, or an increase of 2.1% on a constant currency basis, excluding a 0.7% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 2.5% (1.6% on a constant currency basis) due primarily to the impact of productivity initiatives and the favorable impact of changes in foreign currency exchange rates. Costs within our Watch segment increased 2.0% (3.1% on a constant currency basis) due primarily to increased investment in product development initiatives, partially offset by the favorable impact of changes in foreign currency exchange rates. Corporate costs increased $12 million as a result of higher spending on transaction-related costs.

Depreciation and Amortization

Depreciation and amortization expense was $126 million for the three months ended June 30, 2013 as compared to $120 million for the three months ended June 30, 2012 primarily due to higher capital expenditures as well as an increase in depreciation and amortization expense associated with assets acquired in business combinations.

For the three months ended June 30, 2013 and 2012, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $38 million and $35 million, respectively.

Restructuring Charges

We recorded $8 million and $16 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended June 30, 2013 and 2012, respectively.

Operating Income

Operating income for the three months ended June 30, 2013 was $238 million as compared to $229 million for the three months ended June 30, 2012. Operating income within our Buy segment was $107 million for the three months ended June 30, 2013 as compared to $110 million for the three months ended June 30, 2012. Operating income within our Watch segment was $157 million for the three months ended June 30, 2013 as compared to $137 million for the three months ended June 30, 2012. Corporate operating expenses were $26 million for the three months ended June 30, 2013 as compared to $18 million for the three months ended June 30, 2012.

Interest Expense

Interest expense was $73 million for the three months ended June 30, 2013 as compared to $101 million for the three months ended June 30, 2012. This decline is due to our refinancing of the 11.5% senior notes and our 8.5% senior secured term loan in the fourth quarter of 2012, the impact of our refinancing of the Class A, B, and C senior secured term loans in February 2013 and the maturity of the mandatory convertible debt in February 2013.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the U.S. dollar. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.31 to €1.00 for the three months ended June 30, 2013 as compared to $1.28 to €1.00 for the three months ended June 30, 2012.

We incurred losses of $4 million the three months ended June 30, 2013 and 2012, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income, Net

Other income, net amount of $10 million for the three months ended June 30, 2012, primarily relates to gains associated with acquisitions of previously nonconsolidated subsidiaries.

Income Taxes

The effective tax rates for the three months ended June 30, 2013 and 2012 were 29% and 27%, respectively. The tax rate for the three months ended June 30, 2013 was higher than the statutory rate as a result of the tax impact of the accrual for future audit settlements partially offset by the favorable impact of 2012 return to provision adjustments as well as the favorable impact of certain financing activities.  The tax rate for the three months ended June 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where we file tax returns.

Liabilities for unrecognized income tax benefits totaled $99 million and $100 million as of June 30, 2013 and December 31, 2012, respectively. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 5.9% to $396 million for the three months ended June 30, 2013 from $374 million for the three months ended June 30, 2012, or 6.2% on a constant currency basis, excluding a 0.3% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2013 Reported	Three Months Ended June 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Three Months Ended June 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Revenues by segment
Buy	$867	$849	2.1%	$845	2.6%
Watch	519	493	5.3%	492	5.5%
Total	$1,386	$1,342	3.3%	$1,337	3.7%

Buy Segment Revenues

Revenues increased 2.1% to $867 million for the three months ended June 30, 2013 from $849 million for the three months ended June 30, 2012, (2.6% on a constant currency basis). The increase was primarily driven by a 4.6% increase in Developing markets (6.1% on a constant currency basis) and a 0.9% increase in Developed markets (0.9% on a constant currency basis).

Revenues from Information services increased 2.0% to $652 million for the three months ended June 30, 2013 from $639 million for the three months ended June 30, 2012, 2.5% on a constant currency basis. These increases were driven by 0.9% growth in Developed markets (0.7% on a constant currency basis) driven primarily by increased client investment in retail measurement, including additional coverage in the U.S. market, despite a challenging operating environment in Europe. Revenues from Developing markets increased 4.3% (6.3% on a constant currency basis), for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to the continued expansion of our retail measurement and services to both new and existing customers.

Revenues from Insights services increased 2.4% to $215 million for the three months ended June 30, 2013 from $210 million for the three months ended June 30, 2012, (2.9% on a constant currency basis) primarily due to increased client demand around the world.

Watch Segment Revenues

Revenues increased 5.3% to $519 million for the three months ended June 30, 2013 from $493 million for the three months ended June 30, 2012, or 5.5% on a constant currency basis, primarily driven by 5.4% growth in Television measurement (5.7% on a constant currency basis) due to increases in spending from existing customers and international expansion of our services to both new and existing customers.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2013 and 2012, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2013 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$107	$6	$54	$4	$—	$171
Watch	157	4	70	2	—	233
Corporate and Eliminations	(26)	(2)	2	5	13	(8)
Total Nielsen	$238	$8	$126	$11	$13	$396

THREE MONTHS ENDED JUNE 30, 2012 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$110	$8	$49	$2	$—	$169
Watch	137	7	68	1	—	213
Corporate and Eliminations	(18)	1	3	3	3	(8)
Total Nielsen	$229	$16	$120	$6	$3	$374

(1)	Other items include transaction-related costs of $13 million and $3 million for the three months ended June 30, 2013 and 2012, respectively.

(IN MILLIONS)	Three Months Ended June 30, 2013 Reported	Three Months Ended June 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Three Months Ended June 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$171	$169	1.2%	$168	1.8%
Watch	233	213	9.4%	213	9.4%
Corporate and Eliminations	(8)	(8)	NM	(8)	NM
Total Nielsen	$396	$374	5.9%	$373	6.2%

Buy Segment Profitability

Operating income was $107 million for the three months ended June 30, 2013 from $110 million for the three months ended June 30, 2012 as the revenue performance mentioned above was more than offset by higher depreciation and amortization expense as well as an increase in retail measurement costs. Non-GAAP business segment income increased 1.8% on a constant currency basis.

Watch Segment Profitability

Operating income was $157 million for the three months ended June 30, 2013 from $137 million for the three months ended June 30, 2012. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives and lower restructuring expense. Non-GAAP business segment income increased 9.4% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $26 million for the three months ended June 30, 2013 as compared to $18 million for the three months ended June 30, 2012 due primarily to higher transaction-related costs partially offset by lower restructuring expense.

Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2013	2012
Revenues	$2,705	$2,615
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,159	1,099
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	876	866
Depreciation and amortization	247	243
Restructuring charges	43	53
Operating income	380	354
Interest income	1	2
Interest expense	(151)	(201)
Foreign currency exchange transaction losses, net	(16)	(13)
Other (expense)/income, net	(12)	4
Income from continuing operations before income taxes and equity in net income of affiliates	202	146
Provision for income taxes	(64)	(35)
Equity in net income of affiliates	3	2
Income from continuing operations	141	113
Income from discontinued operations, net of tax	319	17
Net income	$460	$130

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(IN MILLIONS)	2013	2012
Net income	$460	$130
Income from discontinued operations, net of tax	(319)	(17)
Interest expense, net	150	199
Provision for income taxes	64	35
Depreciation and amortization	247	243
EBITDA	602	590
Equity in net income of affiliates	(3)	(2)
Other non-operating expense, net	28	9
Restructuring charges	43	53
Stock-based compensation expense	21	14
Other items(a)	20	5
Adjusted EBITDA	$711	$669

(a)

Other items for the six months ended June 30, 2013 primarily consist of transaction-related costs of approximately $16 million  and a  $4 million write down of uninsured deposits in Cyprus banks as described in Note 12 in the condensed consolidated financial statements. Other items for the six months ended June 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs of $5 million.

Consolidated Results for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Revenues increased 3.4% to $2,705 million for the six months ended June 30, 2013 from $2,615 million for the six months ended June 30, 2012, or 4.1% on a constant currency basis, which excludes a 0.7% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment increased 2.7% (3.5% on a constant currency basis), while revenues within our Watch segment increased 4.8% (5.0% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.5% to $1,159 million for the six months ended June 30, 2013 from $1,099 million for the six months ended June 30, 2012, or 6.1% on a constant currency basis, excluding a 0.6% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 6.7% (7.4% on a constant currency basis) due primarily to the continued global expansion of our services and an increase in retail measurement cost. Costs within our Watch segment increased 3.5% (3.8% on a constant currency basis) due primarily to spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 1.2% to $876 million for the six months ended June 30, 2013 from $866 million for the six months ended June 30, 2012, or 1.7% on a constant currency basis, excluding a 0.5% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 0.2% (an increase of 0.6% on a constant currency basis). Costs within our Watch segment increased 1.5% (2.0% on a constant currency basis) due primarily to increased investment in product development initiatives. Corporate costs increased by approximately $7 million as a result of higher transaction-related costs.

Depreciation and Amortization

Depreciation and amortization expense was $247 million for the six months ended June 30, 2013 as compared to $243 million for the six months ended June 30, 2012. This increase was primarily due to higher depreciation and amortization expense associated with capital expenditures partially offset by certain assets becoming fully amortized during the period.

For the six months ended June 30, 2013 and 2012, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $74 million and $71 million, respectively.

Restructuring Charges

We recorded $43 million and $53 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs during the six months ended June 30, 2013 and 2012, respectively.

Operating Income

Operating income for the six months ended June 30, 2013 was $380 million as compared to operating income of $354 million for the six months ended June 30, 2012. Operating income within our Buy segment was $160 million for the six months ended June 30, 2013 as compared to $145 million for the six months ended June 30, 2012. Operating income within our Watch segment was $279 million for the six months ended June 30, 2013 as compared to $248 million for the six months ended June 30, 2012. Corporate operating expenses were $59 million for the six months ended June 30, 2013 as compared to $39 million for the six months ended June 30, 2012.

Interest Expense

Interest expense was $151 million for the six months ended June 30, 2013 compared to $201 million for the six months ended June 30, 2012. This decline is due to our refinancing of the 11.5% senior notes and our 8.5% senior secured term loan in the fourth quarter of 2012, the impact of our refinancing of the Class A, B, and C senior secured term loans in February 2013 and the maturity of the mandatory convertible debt in February 2013.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the U.S. Dollar. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.31 to €1.00 for the six months ended June 30, 2013 as compared to $1.30 to €1.00 for the six months ended June 30, 2012.

We incurred $16 million and $13 million in foreign currency exchange losses for the six months ended June 30, 2013 and 2012, respectively. The loss in 2013 resulted primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” and fluctuations in certain foreign currencies associated with a portion of our intercompany loan portfolio. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio.

Other (Expense)/Income, Net

The $12 million of other expense amount for the six months ended June 30, 2013 primarily relates to the write-off of deferred financing costs and other costs associated with the amendment to our Senior Secured Credit Agreement.

The $4 million of other income amount for the six months ended June 30, 2012 primarily relates to a $10 million gain on the purchase of a previously nonconsolidated business, partially offset by the write-off of deferred financing costs and other costs associated with the amendment and restatement of the Senior Secured Credit Facility.

Income Taxes

The effective tax rates for the six months ended June 30, 2013 and 2012 were 32% and 24%, respectively. The tax rate for the six months ended June 30, 2013 was higher than the statutory rate as a result of the tax impact of the Venezuela currency revaluation and accrual for future audit settlements partially offset by 2012 return to provision adjustments as well as the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the six months ended June 30, 2012 was lower than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where we file tax returns.

Adjusted EBITDA

Adjusted EBITDA increased 6.3% to $711 million for the six months ended June 30, 2013 from $669 million for the six months ended June 30, 2012, or 6.9% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2013 Reported	Six Months Ended June 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Six Months Ended June 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Revenues by segment
Buy	$1,692	$1,648	2.7%	$1,634	3.5%
Watch	1,013	967	4.8%	965	5.0%
Total	$2,705	$2,615	3.4%	$2,599	4.1%

Buy Segment Revenues

Revenues increased 2.7% to $1,692 million for the six months ended June 30, 2013 from $1,648 million for the six months ended June 30, 2012, or an increase of 3.5% on a constant currency basis. Revenues from Developing markets increased 3.5% (6.0% on a constant currency basis) and revenues from Developed markets increased 2.3% (2.4% on a constant currency basis).

Revenues from Information services increased 3.9% to $1,300 million for the six months ended June 30, 2013 from $1,251 million for the six months ended June 30, 2012, or an increase of 4.8% on a constant currency basis.  These increases were driven primarily by increased client investment in retail measurement, including additional coverage in the U.S. market. Revenues from Developing markets increased 4.1% (7.0% on a constant currency basis), for the six months ended June 30, 2013 as compared to the six months June 30, 2012 due to the continued expansion of our retail measurement and services to both new and existing customers.

Revenues from Insights services decreased 1.3% to $392 million for the six months ended June 30, 2013 from $397 million for the six months ended June 30, 2012, (flat on a constant currency basis) primarily due to declines in Developed markets partially offset by growth in the Asia Pacific markets.

Watch Segment Revenues

Revenues increased 4.8% to $1,013 million for the six months ended June 30, 2013 from $967 million for the six months ended June 30, 2012, or 5.0% on a constant currency basis primarily driven by 6.0% growth in Television measurement (6.2% on a constant currency basis) driven by increases in spending from existing customers and international expansion of our services to both new and existing customers.

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2013 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$160	$18	$105	$7	$5	$295
Watch	279	11	138	4	—	432
Corporate and Eliminations	(59)	14	4	10	15	(16)
Total Nielsen	$380	$43	247	$21	$20	$711

SIX MONTHS ENDED JUNE 30, 2012 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$145	$39	$102	$4	$—	$290
Watch	248	12	136	3	—	399
Corporate and Eliminations	(39)	2	5	7	5	(20)
Total Nielsen	$354	$53	243	$14	$5	$669

(1)

Other items for the six months ended June 30, 2013, primarily consist of transaction-related costs of approximately $16 million and a $4 million write down of uninsured deposits in Cyprus banks as described in Note 12 in the condensed consolidated financial statements. Other items for the six months ended June 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs of $5 million.

(IN MILLIONS)	Six Months Ended June 30, 2013 Reported	Six Months Ended June 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Six Months Ended June 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$295	$290	1.7%	$286	3.1%
Watch	432	399	8.3%	399	8.3%
Corporate and Eliminations	(16)	(20)	NM	(20)	NM
Total Nielsen	$711	$669	6.3%	$665	6.9%

Buy Segment Profitability

Operating income was $160 million for the six months ended June 30, 2013 from $145 million for the six months ended June 30, 2012. The increase was driven by the revenue performance discussed above and lower restructuring cost offset in part by an increase in retail measurement cost. Non-GAAP business segment income increased 3.1% on a constant currency basis.

Watch Segment Profitability

Operating income was $279 million for the six months ended June 30, 2013 from $248 million for the six months ended June 30, 2012. The increase was driven by the revenue performance discussed above, offset in part by increased investment in product portfolio management initiatives. Non-GAAP business segment income increased 8.3% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $59 million for the six months ended June 30, 2013 as compared to $39 million for the six months ended June 30, 2012 due primarily to higher restructuring and transaction-related cost.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At June 30, 2013, cash and cash equivalents were $1,157 million and our total indebtedness was $6,255 million. In addition, as of June 30, 2013, we had $622 million available for borrowing under our senior secured revolving credit facility. Our cash interest paid for the six months ended June 30, 2013 and 2012 was $154 million and $201 million, respectively.

Of the $1,157 million in cash and cash equivalents, approximately $444 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

In December 2012, we signed a definitive agreement to acquire Arbitron Inc. (NYSE: ARB), an international media and marketing research firm, for $48 per share in cash (the “Transaction”). In addition, we entered into a commitment for an unsecured note or unsecured loan of up to $1,300 million (the “Commitment Letter”) to fund the closing of the Transaction. As of June 30, 2013, there were no borrowings outstanding under the Commitment Letter.

In April 2013, Arbitron’s shareholders voted to approve the Transaction, which remains subject to customary closing conditions, including regulatory review.

In February 2013 and May 2013, secondary public offerings of 40.8 million shares and 40.3 million shares, respectively, of our common stock was completed on behalf of certain selling stockholders, primarily comprised of the Sponsor group, at a price of $32.55 per share and $35.01 per share, respectively. All proceeds were received by the selling stockholders and the offering did not have a significant impact on our operating results or financial position.

Cash Flows

Operating activities. Net cash provided by operating activities was $260 million for the six months ended June 30, 2013, as compared to $113 million for the six months ended June 30, 2012. This increase was driven by the Adjusted EBITDA performance described above and favorable timing of vendor and employee payroll payments. Our key collections performance measure, days billing outstanding (DBO), remained flat as compared to the same period as last year.

Investing activities. Net cash provided by investing activities was $745 million for the six months ended June 30, 2013, as compared to a use of cash of $226 million for the six months ended June 30, 2012. The primary driver for the increase was the net proceeds received from the sale of our Expositions business.

Financing activities . Net cash used in financing activities was $114 million for the six months ended June 30, 2013 as compared to a source of cash of $77 million for the six months ended June 30, 2012. The primary driver for the decrease was driven by the dividends paid as described under the “Dividends” section below as well as the results of the 2013 transactions described under the “Financing Transactions”.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $170 million for the six months ended June 30, 2013 as compared to $152 million for the six months ended June 30, 2012.

Dividends and Share Repurchase

On January 31, 2013, our board of directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, that was paid on March 20, 2013 to holders of record of our common stock on March 6, 2013. On May 2, 2013, our board declared the second quarterly cash dividend of $0.16 per share, which was paid on June 19, 2013 to holders of record of our common stock on June 5, 2013.  On July 25, 2013, our board of directors approved a 25% increase of the quarterly cash dividend to $0.20 per share, to be paid on September 11, 2013 to holders of record of shares of our common stock on August 28, 2013. The dividend policy and the payment of future cash dividends are subject to the discretion of our board of directors.

On July 25, 2013, our board of directors approved a new share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associate with our equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2013 Annual General Meeting of Shareholders.

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

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of June 30, 2013, we were in full compliance with the covenants described above.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 49% of our revenues and 51% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2013. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

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

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2013:

	U.S. Dollar	Euro	Other Currencies
Revenues	51%	12%	37%
Operating costs	49%	13%	38%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2013, we had $4,041 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,288 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $18 million ($40 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that we violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse our position in the market, and breached our contract with Sunbeam by producing defective ratings data through our sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam appealed the court’s dismissal of the antitrust claims. On March 4, 2013, the U.S. Court of Appeals for the Eleventh Judicial Circuit affirmed the lower court’s decision to dismiss the claims. On March 22, 2013, Sunbeam filed a petition for rehearing the case. The petition was denied on May 13, 2013.

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

There were no unregistered repurchases or sales of our common stock for the six months ended June 30, 2013.

On July 25, 2013, our board of directors approved a new share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associate with the our equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2013 Annual General Meeting of Shareholders.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the six months ended June 30, 2013. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

The Blackstone Group L.P (“Blackstone”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its quarterly  report on Form 10-Q as filed with the SEC on May 8, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of Blackstone’s disclosure.

Blackstone Disclosure

Hilton Worldwide, Inc. (“Hilton”), which may be considered our affiliate, provided the disclosure reproduced below.  We have not independently verified or participated in the preparation of this disclosure.

“During the reporting period, the Iranian Ministry of Youth and Sports purchased a number of room nights at the Hilton Ankara, Turkey, which is leased by a foreign affiliate of Hilton.  Revenue received by Hilton for these hotel stays was approximately $4,360 and net profit was approximately $1,700.  During calendar year 2012, the Embassy of Iran purchased a number of room nights at the hotel and organized a concert event in the hotel ballroom.  Revenue received by Hilton for the services provided to the Embassy of Iran in 2012 was approximately $11,070 and net profit was approximately $4,300.  Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”).  The Hilton Ankara intends to continue engaging in future similar transactions to the extent they remain permissible under IEEPA.

Also during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury.  In addition, certain individual employees at these hotels received routine wage payments as direct deposits to their personal accounts at Bank Melli during calendar year 2012.  Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  In each case, these payments originated from the third-party owner’s account to the personal accounts of the employees at their chosen bank.  No revenues or net profits are associated with these transactions.  Both hotels have advised Hilton that they will discontinue making direct deposits to accounts at Bank Melli. (We have been informed by Blackstone that both hotels have discontinued making direct deposits.)

During the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List.  This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  Under the agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week.  Revenue received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $1,550.  The DoubleTree Kuala Lumpur also reserved a number of rooms for Mahan Air crew members during calendar year 2012.  Revenue received by Hilton attributable to Mahan Air crew hotel stays in 2012 was approximately $3,820.  Hilton considers its net profit on management fees to be approximately the same as its revenue.  The DoubleTree Kuala Lumpur has terminated the agreement and does not intend to engage in any future transactions with Mahan Air.” (We have been informed by Blackstone that the rate agreement was terminated as of May 2, 2013.  Blackstone has further informed us that revenues and net profits received by Hilton attributable to Mahan Air crew hotel stays during their second quarter was approximately $430.)

SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems, Inc. (collectively referred to herein as          “SunGard”), which may be considered our affiliates, provided the disclosure reproduced below in connection with activities during the first fiscal quarter of 2013.  We have not independently verified or participated in the preparation of this disclosure.

“As previously reported on our Annual Report on Form 10-K for the year ended December 31, 2012, pursuant to Section 13(r)(1) (D)(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the U.K.  Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224.  Our subsidiary terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.  The gross revenue and net profits attributable to these activities in the first quarter of 2013 were less then £5,000 each.”

Travelport Limited, which may be considered our affiliate, provided the disclosure reproduced below in connection with activities during the first fiscal quarter of 2013. We have not independently verified or participated in the preparation of this disclosure.

   “As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

         Travelport has not provided us with gross revenue and net profits attributable to the activities described above.

KKR & Co. L.P. (“KKR”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its quarterly report on Form 10-Q as filed with the SEC on May 2, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of KKR’s disclosure.

KKR Disclosure

“A European subsidiary of a portfolio company in which our private equity funds have invested provided certain limited disaster recovery services and hosted co-location of some hardware at the portfolio company’s premises in London for Bank Saderat PLC, a bank incorporated and based in the United Kingdom.  The company has informed us that the gross revenue and net profits attributable to these activities was approximately £16,300 and £5,700, respectively, for the fiscal year ended December 31, 2012 and less than £5,000 each for the quarter ended March 31, 2013.  We have been advised that the subsidiary terminated this contract in the first quarter of 2013, and the portfolio company does not otherwise intend to enter into any Iran-related activity.”

The Carlyle Group L.P. (“Carlyle”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its quarterly  report on Form 10-Q as filed with the SEC on May 14, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of Carlyle’s disclosure.

Carlyle Disclosure

“We have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that during the period January 1, 2013 until March 31, 2013, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was €86,633, with estimated net profits to Applus of approximately €15,593.  At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity.  All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended.”

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings N.V. (Registrant)
Date: July 30, 2013	/s/ Jeffrey R. Charlton

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

2.1†

Stock Purchase Agreement between VNU International B.V. and Expo Event Transco Inc., dated May 4, 2013 (incorporated herein by reference to Exhibit 2.2 to the Amendment No. 1to the Form S-4 filed by The Nielsen Company B.V. on July 17, 2013 (File No. 333-142546-29)

10.1	Amended and Restated Nielsen Holdings 2010 Stock Incentive Plan (incorporated herein by reference to Annex A to the Form DEF14A of Nielsen Holdings N.V. filed on April 15, 2013 (File No. 001-35042)).
31.1	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101

The following financial information from Nielsen Holdings N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

† Certain of the schedules and exhibits have been omitted pursuant to Item 601 (b) (2) of regulation S-K. The registrant hereby undertakes to furnish supplementally to the Securities and Exchange Commission on copies of any omitted schedules and exhibits upon request by the Securities and Exchange Commission.