Form 10-Q
period 2013-09-30
Nielsen Holdings N.V.
filed 2013-10-23
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

There were 377,684,041 shares of the registrant’s Common Stock outstanding as of September 30, 2013.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2013	2012	2013	2012
Revenues	$1,387	$1,351	$4,092	$3,966
Cost of revenues, exclusive of depreciation and amortization shown separately below	573	550	1,732	1,649
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	434	429	1,310	1,295
Depreciation and amortization	117	124	364	367
Restructuring charges	20	4	63	57
Operating income	243	244	623	598
Interest income	1	1	2	3
Interest expense	(78)	(100)	(229)	(301)
Foreign currency exchange transaction (losses)/gains, net	(7)	1	(23)	(12)
Other income/(expense), net	12	(1)	—	3
Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	171	145	373	291
Provision for income taxes	(40)	(58)	(104)	(93)
Equity in net (loss)/income of affiliates	—	(1)	3	1
Income from continuing operations	131	86	272	199
Income from discontinued operations, net of tax	—	20	319	37
Net income	131	106	591	236
Net (loss)/income attributable to noncontrolling interests	(3)	1	(4)	2
Net income attributable to Nielsen stockholders	$134	$105	$595	$234
Net income per share of common stock, basic
Income from continuing operations	$0.35	$0.23	$0.74	$0.55
Income from discontinued operations, net of tax	$—	$0.06	$0.85	$0.10
Net income attributable to Nielsen stockholders	$0.35	$0.29	$1.59	$0.65
Net income per share of common stock, diluted
Income from continuing operations	$0.35	$0.23	$0.73	$0.54
Income from discontinued operations, net of tax	$—	$0.06	$0.84	$0.10
Net income attributable to Nielsen stockholders	$0.35	$0.29	$1.57	$0.64
Weighted-average shares of common stock outstanding, basic	377,590,584	362,016,373	374,943,623	361,477,554
Dilutive shares of common stock	4,711,433	4,205,147	4,858,966	4,511,519
Weighted-average shares of common stock outstanding, diluted	382,302,017	366,221,520	379,802,589	365,989,073
Dividends declared per common share	$0.20	$—	$0.52	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2013	2012	2013	2012
Net income	$131	$106	$591	$236
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	51	64	(83)	65
Available for sale securities (2)	3	(1)	9	(5)
Changes in the fair value of cash flow hedges (3)	(2)	—	6	(1)
Defined benefit pension plan adjustments (4)	3	2	23	4
Total other comprehensive income/(loss)	55	65	(45)	63
Total comprehensive income	186	171	546	299
Less: comprehensive (loss)/income attributable to noncontrolling interests	(1)	1	(3)	2
Total comprehensive income attributable to Nielsen stockholders	$187	$170	$549	$297

(1)	Net of tax of $(2) million for the three months ended September 30, 2013 and 2012, respectively, and $7 million and $2 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)	Net of tax of $(2) million and zero for the three months ended September 30, 2013 and 2012, respectively, and $(6) million and zero for the nine months ended September 30, 2013 and 2012, respectively

(3)

Net of tax of $1 million and zero for the three months ended September 30, 2013 and 2012, respectively and $(4) million and $1 million for the nine months ended September 30, 2013 and 2012, respectively.

(4)

Net of tax of $zero and $(1) million for the three months ended September 30, 2013 and 2012, respectively, and $(16) million and $(2) million for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	September 30, 2013	December 31, 2012

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$737	$288
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $45 and $38 as of September 30, 2013 and December 31, 2012, respectively	1,138	1,110
Prepaid expenses and other current assets	336	278
Total current assets	2,211	1,676
Non-current assets
Property, plant and equipment, net	555	560
Goodwill	7,686	7,352
Other intangible assets, net	4,855	4,555
Deferred tax assets	166	170
Other non-current assets	242	272
Total assets	$15,715	$14,585
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$990	$967
Deferred revenues	324	373
Income tax liabilities	99	56
Current portion of long-term debt, capital lease obligations and short-term borrowings	361	355
Total current liabilities	1,774	1,751
Non-current liabilities
Long-term debt and capital lease obligations	6,521	6,229
Deferred tax liabilities	1,136	1,006
Other non-current liabilities	572	621
Total liabilities	10,003	9,607
Commitments and contingencies (Note 12)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 377,803,456 and 362,733,010 shares issued and 377,684,041 and 362,519,883 shares outstanding at September 30, 2013 and December 31, 2012, respectively	32	30
Additional paid-in capital	6,670	6,485
Accumulated deficit	(657)	(1,252)
Accumulated other comprehensive loss, net of income taxes	(379)	(333)
Total Nielsen stockholders’ equity	5,666	4,930
Noncontrolling interests	46	48
Total equity	5,712	4,978
Total liabilities and equity	$15,715	$14,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(IN MILLIONS)	2013	2012
Operating Activities
Net income	$591	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	32	24
Gain on sale of discontinued operations	(303)	—
Currency exchange rate differences on financial transactions and other losses	29	7
Equity in net income of affiliates, net of dividends received	1	6
Depreciation and amortization	375	388
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(23)	13
Prepaid expenses and other current assets	(37)	(30)
Accounts payable and other current liabilities and deferred revenues	(128)	(270)
Other non-current liabilities	(4)	(2)
Interest payable	36	46
Income taxes	12	26
Net cash provided by operating activities	581	444
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(1,202)	(136)
Proceeds from sale of subsidiaries and affiliates, net	934	(1)
Additions to property, plant and equipment and other assets	(79)	(72)
Additions to intangible assets	(176)	(153)
Net cash used in investing activities	(523)	(362)
Financing Activities
Net borrowings under revolving credit facility	—	65
Proceeds from issuances of debt, net of issuance costs	2,485	1,209
Repayment of debt	(1,933)	(1,381)
Increase in other short-term borrowings	12	10
Dividends paid	(189)	—
Activity under stock plans	59	28
Other financing activities	(24)	(11)
Net cash provided by/(used in) financing activities	410	(80)
Effect of exchange-rate changes on cash and cash equivalents	(19)	4
Net increase in cash and cash equivalents	449	6
Cash and cash equivalents at beginning of period	288	319
Cash and cash equivalents at end of period	$737	$325
Supplemental Cash Flow Information
Cash paid for income taxes	$(101)	$(88)
Cash paid for interest, net of amounts capitalized	$(201)	$(273)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings N.V.

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings N.V. (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch (“Watch”). In June 2013, Nielsen completed the sale of its Expositions operating segment (see Note 4, Discontinued Operations, for more information). The Company’s condensed consolidated statements of operations reflect the Expositions operating segment as a discontinued operation.  Nielsen has a presence in more than 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA.

The Company was formed by several private equity groups through Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). As of December 31, 2012, Luxco owned 236,266,399 shares (or approximately 65%) of the Company’s common stock. In February and May 2013, Luxco and certain Nielsen employees completed public offerings of 40,814,884 and 40,250,000 shares, respectively, of the Company’s common stock at a price of $32.55 and $35.01 per share, respectively. Subsequent to these offerings and as of September 30, 2013, Luxco owned 155,224,724 shares (or approximately 41%) of the Company’s common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2013. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2013 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 2,502,717 and 8,815,982 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2013 and 2012, respectively, as such shares would have been anti-dilutive.

The effect of 2,427,945 and 6,960,905 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively, as such shares would have been anti-dilutive.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change

Nielsen recorded a charge of $12 million during the first quarter of 2013 in foreign currency exchange transaction (losses)/gains, net line in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

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

Income Taxes

In July 2013, the FASB issued an accounting update, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not expect the adoption of this update to have a significant impact on the Company’s condensed consolidated financial statements.

3. Business Acquisitions

Arbitron Inc.

On September 30, 2013 (the “Acquisition Date”), Nielsen completed the acquisition of Arbitron Inc., an international media and marketing research firm (“Arbitron”), through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion (the “Acquisition”).  Arbitron is expected to help Nielsen better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home and Nielsen’s global distribution footprint can help expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, Nielsen intends to further expand its “Watch” segment’s audience measurement across screens and forms of listening.  Arbitron has been rebranded Nielsen Audio.

As a part of the Acquisition, Nielsen acquired the remaining 49.5% interest in Scarborough Research, a joint venture between Nielsen and Arbitron (“Scarborough”) that Nielsen historically accounted for under the equity method of accounting. Nielsen accounted for this transaction as a step-acquisition and calculated the fair value of its investment immediately before the acquisition to be $75 million.  As a result, during the third quarter of 2013, Nielsen recorded a $24 million gain on its investment in Scarborough to other income/(expense), net in the condensed consolidated statement of operations.  Effective October 1, 2013, the financial results of Scarborough will be included within the consolidated financial statements of Nielsen.

The Acquisition was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Since the date of the acquisition occurred on the last day of the quarter, the results of Arbitron will be included within Company's consolidated financial statements commencing October 1, 2013.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)

Fair value of business combination:
Cash paid for Arbitron common stock	$1,296
Accrued payment for directors’ and employees’ equity awards pertaining to pre-merger service	42
Accrued dividend payment on Arbitron common stock	3
Fair value of previously held equity interest in Scarborough	75
Total	$1,416

Identifiable assets acquired and liabilities assumed:
Cash	$136
Other current assets	115
Property and equipment	32
Goodwill	931
Amortizable intangible assets	517
Other long term assets	3
Deferred revenue	(47)
Other current liabilities	(53)
Deferred tax liabilities	(200)
Other long term liabilities	(18)
Total	$1,416

            As of the Acquisition Date, the expected fair value of accounts receivable approximated historical cost. The gross contractual receivable was $64 million, of which $4 million was deemed uncollectible.  The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are provisional and subject to adjustment primarily based upon additional information the Company is in process of obtaining.

The provisional allocation of the purchase price to goodwill and identified intangible assets was $931 million and $517 million, respectively. All of the Arbitron related goodwill and intangible assets are attributable to the Nielsen’s Watch segment.

          Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)

Description	Amount	Useful Life
Customer –related intangibles	$323	10 - 20 years
Computer software	150	5 – 10 years
Trade names and trademarks	33	5 years
Covenants-not-to-compete	11	1-2 years
Total	$517

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Arbitron.

The Company incurred acquisition related expenses of $4 million and $18 million for the three and nine months ended September 30, 2013, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Arbitron for the three and nine months ended September 30, 2013 and 2012, as if the acquisition had occurred on January 1, 2012, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2013	2012	2013	2012
Revenues	$1,510	$1,464	$4,447	$4,302
Income from continuing operations	$151	$100	$301	$225

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

Other Acquisitions

For the nine months ended September 30, 2013, excluding Arbitron, Nielsen paid cash consideration of $42 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2012, Nielsen paid cash consideration of $136 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2013	2012	2013	2012
Revenue	$—	$72	$103	$182
Operating income	—	37	35	74
Interest expense	—	(6)	(8)	(18)
Income from operations before income taxes	—	31	27	56
Provision for income taxes	—	(11)	(11)	(21)
Income from operations	—	20	16	35
Net income attributable to noncontrolling interests	—	—	—	2
Gain on sale, net of tax	—	—	303	—
Income from discontinued operations	$—	$20	$319	$37

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the three and nine months ended September 30, 2013 and 2012, interest expense of zero and $8 million, respectively and $6 million and $18 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(IN MILLIONS)	2013	2012
Net cash provided by operating activities	$36	$52
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
	$36	$52

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2013.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2012	$3,126	$3,661	$565	$7,352
Acquisitions, divestitures and other adjustments	16	933	—	949
Dispositions	—	—	(565)	(565)
Effect of foreign currency translation	(53)	3	—	(50)
Balance, September 30, 2013	$3,089	$4,597	$—	$7,686

At September 30, 2013, $108 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	$161	$128	$(52)	$(46)
Customer-related intangibles	2,940	2,882	(865)	(886)
Covenants-not-to-compete	35	36	(16)	(25)
Computer software	1,604	1,316	(904)	(804)
Patents and other	95	90	(64)	(57)
Total	$4,835	$4,452	$(1,901)	$(1,818)

Amortization expense associated with the above intangible assets was $74 million and $73 million for the three months ended September 30, 2013 and 2012, respectively. These amounts included amortization expense associated with computer software of $38 million and $38 million for the three months ended September 30, 2013 and 2012, respectively.

The amortization expense for the nine months ended September 30, 2013 and 2012 was $228 million and $217 million, respectively. These amounts included amortization expense associated with computer software of $120 million and $111 million for the nine months ended September 30, 2013 and 2012, respectively.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2013.

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	$(23)	$—	$(13)	$(297)	$(333)
Other comprehensive (loss)/income before reclassifications	(83)	9	(2)	12	(64)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	8	11	19
Net current period other comprehensive (loss)/income	(83)	9	6	23	(45)
Net current period other comprehensive loss attributable to noncontrolling interest	1	—	—	—	1
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(84)	9	6	23	(46)
Balance September 30, 2013	$(107)	$9	$(7)	$(274)	$(379)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2013.

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges	$4	$12	Interest expense
Interest rate contracts	1	4	Provision for income taxes
	$3	$8	Total, net of tax

Amortization of Post Employment Benefits	$5	$14	(a)
Actuarial loss	1	3	Provision for income taxes
	$4	$11	Total, net of tax
Total reclassification for the period	$7	$19	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2012	$64
Charges	63
Payments	(59)
Effect of foreign currency translation and reclassification adjustments	(4)
Balance at September 30, 2013	$64

Nielsen recorded $20 million and $4 million in restructuring charges for the three months ended September 30, 2013 and 2012, respectively, primarily relating to severance cost. Nielsen recorded $63 million and $57 million in restructuring charges for the nine months ended September 30, 2013 and 2012, respectively, primarily relating to severance cost and contract termination costs.

Of the $64 million in remaining liabilities for restructuring actions, $53 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2013.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

(IN MILLIONS)	September 30, 2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$28	$28	$—	$—
Plan assets for deferred compensation(2)	23	23	—	—
Investment in mutual funds(3)	2	2	—	—
Total	$54	$54	$—	$—
Liabilities:
Interest rate swap arrangements(4)	$13	$—	$13	$—
Deferred compensation liabilities(5)	23	23	—	—
Total	$36	$23	$13	$—

	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$13	$13	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investment in mutual funds(3)	2	2	—	—
Total	$37	$37	$—	$—
Liabilities:
Interest rate swap arrangements(4)	$22	$—	$22	$—
Deferred compensation liabilities(5)	22	22	—	—
Total	$44	$22	$22	$—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2013, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of September 30, 2013 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	November 2014	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2015	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$125,000,000	November 2015	US Dollar
Euro term loan floating-to-fixed rate swaps	€125,000,000	November 2015	Euro
US Dollar term loan floating-to-fixed rate swaps	$575,000,000	May 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2016	US Dollar

Nielsen expects to recognize approximately $12 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments (IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$1	$12	$6	$16

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2013 and 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended September 30,
	2013	2012		2013	2012
Interest rate swaps	$7	$6	Interest expense	$4	$6

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2013 and 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Nine Months Ended September 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Nine Months Ended September 30,
	2013	2012		2013	2012
Interest rate swaps	$2	$21	Interest expense	$12	$19

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three or nine months ended September 30, 2013.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2013.

(IN MILLIONS)	September 30, 2013			December 31, 2012
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$1,610 million Senior secured term loan due 2013		$—	—		$218	$218
$2,386 million Senior secured term loan due 2016		—	—		2,315	2,324
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.93%) due 2016		2,513	2,513		—	—
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.18%) due 2017		1,131	1,130		1,176	1,173
€227 million Senior secured term loan due 2013		—	—		34	34
€273 million Senior secured term loan due 2016		—	—		347	347
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.09%) due 2016		389	390		—	—
$635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.89%	4,033	4,033	3.46%	4,090	4,096
$215 million 11.625% senior debenture loan due 2014		213	220		209	232
$1,080 million 7.75% senior debenture loan due 2018		1,083	1,174		1,084	1,211
$800 million 4.50% senior debenture loan due 2020		800	767		800	794
$625 million 5.50% senior debenture loan due 2021		625	626		—	—
$288 million 6.25% mandatory convertible subordinated bonds due 2013		—	—		288	325
Total debenture loans (with weighted-average interest rate)	7.23%	2,721	2,787	7.70%	2,381	2,562
Other loans		4	4		1	1
Total long-term debt	4.64%	6,758	6,824	5.02%	6,472	6,659
Capital lease and other financing obligations		107			107
Bank overdrafts		17			5
Total debt and other financing arrangements		6,882			6,584
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		361			355
Non-current portion of long-term debt and capital lease and other financing obligations		$6,521			$6,229

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2013 to December 31, 2013	$23
2014	354
2015	151
2016	2,989
2017	733
2018	1,083
Thereafter	1,425
$6,758

In September 2013, the Company issued $625 million aggregate principal amount of 5.50% Senior Notes due 2021 at par, receiving cash proceeds of approximately $616 million, net of fees and expenses. Concurrent with this issuance the Company called for redemption of all of its 11.625% Senior Notes due 2014 effective October 23, 2013, at a redemption price equal to 100% of the principal amount of such 2014 notes redeemed plus accrued and unpaid interest to the redemption date and an “applicable premium” as described in the indenture related to the 2014 note. The redemption of the 11.625% Senior Notes due 2014 will result in a pre-tax charge of $8 million in the fourth quarter of 2013.

In February 2013, the $288 million outstanding mandatory convertible subordinated bonds were converted into 10,416,700 shares of our common stock at a conversion rate of 1.8116 shares per $50.00 principal amount of the bonds.

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

10. Stockholders’ Equity

Common stock activity is as follows:

Nine Months Ended September 30, 2013
Actual number of shares of common stock outstanding
Beginning of period	362,519,883
Shares of common stock converted from Mandatory Convertible Subordinated Bonds due February 2013	10,416,700
Shares of common stock issued through compensation plans	4,747,458
End of period	377,684,041

Cumulative shares of treasury stock were 119,415 and 213,127 with a corresponding value of $2 million and $3 million as of September 30, 2013 and December 31, 2012, respectively.

On January 31, 2013, the Company’s board of directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, that was paid on March 20, 2013 to holders of record of the Company’s common stock on March 6, 2013. On May 2, 2013, the Company declared the second quarterly cash dividend of $0.16 per share, which was paid on June 19, 2013 to holders of record of the Company’s common stock on June 5, 2013. On July 25, 2013, the Company’s board of directors approved a 25% increase of the quarterly cash dividend to $0.20 per share, which was paid on September 11, 2013 to holders of record of shares of the Company’s common stock on August 28, 2013. On October 22, 2013, the Company declared a quarterly cash dividend of $0.20 per share, to be paid on December 9, 2013 to holders of record of shares of the Company’s common stock on November 25, 2013. The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s board of directors.

On July 25, 2013, the Company’s board of directors approved a new share repurchase program for up to $500 million of Nielsen’s outstanding common stock. The primary purpose of the program is to mitigate dilution associated with the Company’s equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on Nielsen management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at Nielsen’s 2013 Annual General Meeting of Shareholders. As of September 30, 2013, there have been no repurchases of shares under this program.

11. Income Taxes

The effective tax rates for the three months ended September 30, 2013 and 2012 were 23% and 40%, respectively. The tax rate for the three months ended September 30, 2013 was lower than the statutory rate as a result of the favorable impact of return to provision adjustments as well as the favorable impact of certain financing activities.  The tax rate for the three months ended September 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was more than offset by the tax rate and other differences in other jurisdictions where the Company files tax returns.

          The effective tax rates for the nine months ended September 30, 2013 and 2012 were 28% and 32%, respectively. The tax rate for the nine months ended September 30, 2013 was higher than the statutory rate as a result of the tax impact of Venezuela currency revaluation and accrual for future audit settlements offset by return to provision adjustments as well as the favorable impact of certain financing activities and release of tax contingencies.  The tax rate for the nine months ended September 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was more than offset by the tax rate and other differences in other jurisdictions where the Company files tax returns.

          Liabilities for unrecognized income tax benefits totaled $250 million and $254 million as of September 30, 2013 and December 31, 2012, respectively. The net liabilities for unrecognized tax benefits not reduced by net operating losses, tax credits and other deferred tax assets totaled $95 million and $100 million as of September 30, 2013 and December 31, 2012, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdictions and in many state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2006 and prior periods.  In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2010 through 2011.

The Canadian Tax Authorities recently completed the tax examination for tax year 2007 and, it is anticipated that the examination for tax years 2008, 2009 and 2010 will be concluded within the next twelve to eighteen months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

12. Commitments and Contingencies

Legal Proceedings and Contingencies

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that Nielsen violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse the Company’s position in the market, and breached our contract with Sunbeam by producing defective ratings data through our sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against Nielsen by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by the Company. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam appealed the court’s dismissal of the antitrust claims. On March 4, 2013, the U.S. Court of Appeals for the Eleventh Judicial Circuit affirmed the lower court’s decision to dismiss the claims. On March 22, 2013, Sunbeam filed a petition for rehearing the case. The petition was denied on May 13, 2012.

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

13. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into two reporting segments: what consumers buy (“Buy”), consisting principally of market research information and analytical services; and what consumers watch (“Watch”), consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics. In June 2013, Nielsen completed the sale of its Expositions reporting segment (see Note 4, Discontinued Operations, for more information). The Company’s condensed consolidated statements of operations reflect the Expositions reporting segment as a discontinued operation.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended September 30, 2013
Revenues	$871	$516	$—	$—	$1,387
Depreciation and amortization	$51	$64	$—	$2	$117
Restructuring charges	$10	$7	$—	$3	$20
Stock-based compensation expense	$3	$3	$—	$5	$11
Other items(1)	$—	$—	$—	$7	$7
Operating income/(loss)	$110	$160	$—	$(27)	$243
Business segment income/(loss)(2)	$174	$234	$—	$(10)	$398
Total assets as of September 30, 2013	$6,808	$8,419	$—	$488	$15,715

(IN MILLIONS)
Three Months Ended September 30, 2012
Revenues	$852	$499	$—	$—	$1,351
Depreciation and amortization	$52	$68	$—	$4	$124
Restructuring charges	$2	$2	$—	$—	$4
Stock-based compensation expense	$3	$2	$—	$5	$10
Other items(1)	$—	$—	$—	$—	$—
Operating income/(loss)	$118	$141	$—	$(15)	$244
Business segment income/(loss)(2)	$175	$213	$—	$(6)	$382
Total assets as of December 31, 2012	$6,885	$6,706	$758	$236	$14,585

(IN MILLIONS)	Buy	Watch	Corporate	Total
Nine Months Ended September 30, 2013
Revenues	$2,563	$1,529	$—	$4,092
Depreciation and amortization	$156	$202	$6	$364
Restructuring charges	$28	$18	$17	$63
Stock-based compensation expense	$10	$7	$15	$32
Other items(1)	$5	$—	$22	$27
Operating income/(loss)	$270	$439	$(86)	$623
Business segment income/(loss)(2)	$469	$666	$(26)	$1,109

(IN MILLIONS)
Nine Months Ended September 30, 2012
Revenues	$2,500	$1,466	$—	$3,966
Depreciation and amortization	$154	$204	$9	$367
Restructuring charges	$41	$14	$2	$57
Stock-based compensation expense	$7	$5	$12	$24
Other items(1)	$—	$—	$5	$5
Operating income/(loss)	$263	$389	$(54)	$598
Business segment income/(loss)(2)	$465	$612	$(26)	$1,151

(1)

Other items include transaction-related costs of $7 million and zero for the three months ended September 30, 2013 and 2012, respectively. Other items for the nine months ended September 30, 2013, primarily consist of transaction-related cost of approximately $23 million and a $4 million write down of uninsured deposits in Cyprus banks as described in Note 12 in the condensed consolidated financial statements. Other items for the nine months ended September 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs of $5 million, respectively.

(2)

The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings N.V. (“the Company” or “Nielsen”) for the year ended December 31, 2012 as contained in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 12, 2013, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2012 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors, our Twitter account at http://twitter.com/NielsenIR and our iPad App, NielsenIR, available on the App Store.

Background and Executive Summary

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch and listen to on a global and local basis (consumer interaction across the television, radio, online and mobile viewing platforms referred to herein as “Watch”). Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies.

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

Business Segment Overview

We align our business into two reporting segments: what consumers buy (consumer purchasing measurement and analytics) and what consumers watch and listen to (media audience measurement and analytics). Our Buy and Watch segments are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

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

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries for television, radio, online and mobile screens. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Arbitron Inc.

On September 30, 2013 (the “Acquisition Date”), we completed the acquisition of Arbitron Inc., an international media and marketing research firm (“Arbitron”), through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion (the “Acquisition”).  Arbitron is expected to help us better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home and our global distribution footprint can help expand Arbitron’s capabilities outside of the U.S.. With Arbitron’s assets, we intend to further expand our “Watch” segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

As a part of the Acquisition, we acquired the remaining 49.5% interest in Scarborough Research, a joint venture between us and Arbitron (“Scarborough”) that we historically accounted for under the equity method of accounting. We accounted for this transaction as a step-acquisition and calculated the fair value of our investment immediately before the acquisition to be $75 million.  As a result, during the third quarter of 2013, we recorded a $24 million gain on our investment in Scarborough to other income/(expense), net in the condensed consolidated statement of operations.  Effective October 1, 2013, the financial results of Scarborough will be consolidated within our consolidated financial statements.

The Acquisition was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Since the date of the acquisition occurred on the last day of the quarter, the results of Arbitron will be included within our consolidated financial statements commencing October 1, 2013.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)

Fair value of business combination:
Cash paid for Arbitron common stock	$1,296
Accrued payment for directors’ and employees’ equity awards pertaining to pre-merger service	42
Accrued dividend payment on Arbitron common stock	3
Fair value of previously held equity interest in Scarborough	75
Total	$1,416

Identifiable assets acquired and liabilities assumed:
Cash	$136
Other current assets	115
Property and equipment	32
Goodwill	931
Amortizable intangible assets	517
Other long term assets	3
Deferred revenue	(47)
Other current liabilities	(53)
Deferred tax liabilities	(200)
Other long term liabilities	(18)
Total	$1,416

As of the Acquisition Date, the expected fair value of accounts receivable approximated historical cost. The gross contractual receivable was $64 million, of which $4 million was deemed uncollectible.  The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are provisional and subject to adjustment primarily based upon additional information we are in process of obtaining.

The provisional allocation of the purchase price to goodwill and identified intangible assets was $931 million and $517 million, respectively. All of the Arbitron related goodwill and intangible assets are attributable to our Watch segment.  Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)

Description	Amount	Useful Life
Customer-related intangibles	$323	10 - 20 years
Computer software	150	5 - 10 years
Trade names and trademarks	33	5 years
Covenants-not-to-compete	11	1 - 2 years
Total	$517

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Arbitron.

We incurred acquisition related expenses of $4 million and $18 million for the three and nine months ended September 30, 2013, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Arbitron for the three and nine months ended September 30, 2013 and 2012, as if the acquisition had occurred on January 1, 2012, respectively, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2013	2012	2013	2012
Revenues	$1,510	$1,464	$4,447	$4,302
Net Income	$151	$100	$301	$225

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

Other Acquisitions

For the nine months ended September 30, 2013, excluding Arbitron, we paid cash consideration of $42 million associated with both current period and previously executed acquisitions, net of cash acquired. Had such current period acquisitions occurred as of January 1, 2013, the impact on our consolidated results of operations would not have been material.

For the nine months ended September 30, 2012, we paid cash consideration of $136 million associated with both current period and previously executed acquisitions, net of cash acquired. Had such current period acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2013	2012	2013	2012
Revenue	$—	$72	$103	$182
Operating income	—	37	35	74
Interest expense	—	(6)	(8)	(18)
Income from operations before income taxes	—	31	27	56
Provision for income taxes	—	(11)	(11)	(21)
Income from operations	—	20	16	35
Net income attributable to noncontrolling interests	—	—	—	2
Gain on sale, net of tax	—	—	303	—
Income from discontinued operations	$—	$20	$319	$37

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets.   For the three and nine months ended September 30, 2013 and 2012 interest expense of zero and $8 million, respectively, and $6 million and $18 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(IN MILLIONS)	2013	2012
Net cash provided by operating activities	$36	$52
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	—
	$36	$52

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

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.32 to €1.00 and $1.28 to €1.00 for the nine months ended September 30, 2013 and 2012, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction (losses)/gains, net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

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

Results of Operations – Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2013	2012
Revenues	$1,387	$1,351
Cost of revenues, exclusive of depreciation and amortization shown separately below	573	550
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	434	429
Depreciation and amortization	117	124
Restructuring charges	20	4
Operating income	243	244
Interest income	1	1
Interest expense	(78)	(100)
Foreign currency exchange transaction (losses)/gains, net	(7)	1
Other income/(expense), net	12	(1)
Income from continuing operations before income taxes and equity in net loss of affiliates	171	145
Provision for income taxes	(40)	(58)
Equity in net loss of affiliates	—	(1)
Income from continuing operations	131	86
Income from discontinued operations, net of tax	—	20
Net income	$131	$106

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(IN MILLIONS)	2013	2012
Net income	$131	$106
Income from discontinued operations, net of tax	—	(20)
Interest expense, net	77	99
Provision for income taxes	40	58
Depreciation and amortization	117	124
EBITDA	365	367
Equity in net loss of affiliates	—	1
Other non-operating income, net	(5)	—
Restructuring charges	20	4
Stock-based compensation expense	11	10
Other items(a)	7	—
Adjusted EBITDA	$398	$382

(a)	Other items include transaction-related costs of $7 million for the three months ended September 30, 2013.

Consolidated Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Revenues increased 2.7% to $1,387 million for the three months ended September 30, 2013 from $1,351 million for the three months ended September 30, 2012, or an increase of 3.7% on a constant currency basis, excluding a 1.0% unfavorable impact of changes in foreign currency exchange rates. The increase was driven by a 2.2% increase within our Buy segment (3.3% on a constant currency basis), as well as a 3.4% increase within our Watch segment (4.2% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 4.2% to $573 million for the three months ended September 30, 2013 from $550 million for the three months ended September 30, 2012, or an increase of 4.9% on a constant currency basis, excluding a 0.7% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 4.9% (5.8% on a constant currency basis) due primarily to the continued global expansion of our services as well as investment in our footprint in the emerging markets and an increase in retail measurement costs. Costs within our Watch segment increased 2.7% (3.3% on a constant currency basis) due primarily to spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 1.2% to $434 million for the three months ended September 30, 2013 from $429 million for the three months ended September 30, 2012, or an increase of 2.1% on a constant currency basis, excluding a 0.9% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 1.0% (1.6% on a constant currency basis) due primarily to the increases in client services costs and other investments associated with the global expansion of our services. Costs within our Watch segment decreased 7.6% (a decrease of 7.6% on a constant currency basis) due primarily to the impact of productivity initiatives. Corporate costs increased $12 million as a result of higher spending on transaction-related costs.

Depreciation and Amortization

Depreciation and amortization expense was $117 million for the three months ended September 30, 2013 as compared to $124 million for the three months ended September 30, 2012.  This decrease was primarily due to certain assets becoming fully amortized during the period partially offset by higher depreciation and amortization expense associated with capital expenditures.

For the three months ended September 30, 2013 and 2012, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $35 million and $36 million, respectively.

Restructuring Charges

We recorded $20 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended September 30, 2013.

We recorded $4 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended September 30, 2012.

Operating Income

Operating income for the three months ended September 30, 2013 was $243 million as compared to $244 million for the three months ended September 30, 2012. Operating income within our Buy segment was $110 million for the three months ended September 30, 2013 as compared to $118 million for the three months ended September 30, 2012. Operating income within our Watch segment was $160 million for the three months ended September 30, 2013 as compared to $141 million for the three months ended September 30, 2012. Corporate operating expenses were $27 million for the three months ended September 30, 2013 as compared to $15 million for the three months ended September 30, 2012.

Interest Expense

Interest expense was $78 million for the three months ended September 30, 2013 as compared to $100 million for the three months ended September 30, 2012. This decline is due to our refinancing of the 11.5% senior notes and our 8.5% senior secured term loan in the fourth quarter of 2012, the impact of our refinancing of the Class A, B and C senior secured term loans in February 2013 and the maturity of the mandatory convertible debt in February 2013.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 for the three months ended September 30, 2013 as compared to $1.25 to €1.00 for the three months ended September 30, 2012.

We incurred losses of $7 million for the three months ended September 30, 2013, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Foreign currency exchange transactions resulted in a gain of $1 million for the three months ended September 30, 2012, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

The $12 million other income, net amount for the three months ended September 30, 2013, primarily relates to the $24 million gain from the step acquisition of Scarborough partially offset by charges of $12 million associated with the unused bridge loan terminated as part of the Arbitron acquisition.

Income Taxes

The effective tax rates for the three months ended September 30, 2013 and 2012 were 23% and 40%, respectively. The tax rate for the three months ended September 30, 2013 was lower than statutory rate as a result of the favorable impact of return to provision adjustments as well as the favorable impact of certain financing activities.  The tax rate for the three months ended September 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was more than offset by the tax rate and other differences in other jurisdictions where we file tax returns.

Liabilities for unrecognized income tax benefits totaled $250 million and $254 million as of September 30, 2013 and December 31, 2012, respectively. The net liabilities for unrecognized tax benefits not reduced by net operating losses, tax credits and other deferred tax assets totaled $95 million and $100 million as of September 30, 2013 and December 31, 2012, respectively. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 4.2% to $398 million for the three months ended September 30, 2013 from $382 million for the three months ended September 30, 2012, or 5.6 % on a constant currency basis, excluding a 1.4% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2013 Reported	Three Months Ended September 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Three Months Ended September 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Revenues by segment
Buy	$871	$852	2.2%	$843	3.3%
Watch	516	499	3.4%	495	4.2%
Total	$1,387	$1,351	2.7%	$1,338	3.7%

Buy Segment Revenues

Revenues increased 2.2% to $871 million for the three months ended September 30, 2013 from $852 million for the three months ended September 30, 2012, (3.3% on a constant currency basis).

Revenues from Information services increased 0.9% to $664 million for the three months ended September 30, 2013 from $658 million for the three months ended September 30, 2012, 1.8% on a constant currency basis.  Growth in Information services was steady, but muted by the year-over-year Walmart comparable.

Revenues from Insights services increased 6.7% to $207 million for the three months ended September 30, 2013 from $194 million for the three months ended September 30, 2012, (8.4% on a constant currency basis) driven by increased client demand for our analytical services versus last year.

Total revenue from developing markets grew 3.2% (7.5% on a constant currency basis) with double digit growth in many key markets as both global and local clients continued to increase their demand for our retail measurement services and analytics.

Watch Segment Revenues

Revenues increased 3.4% to $516 million for the three months ended September 30, 2013 from $499 million for the three months ended September 30, 2012, or 4.2% on a constant currency basis, primarily driven by 4.7% growth in Television measurement (5.0% on a constant currency basis) due to increases in spending from existing customers.  This was partially offset by the ongoing exit of certain international online legacy products.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2013 and 2012, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2013 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$110	$10	$51	$3	$—	$174
Watch	160	7	64	3	—	234
Corporate and Eliminations	(27)	3	2	5	7	(10)
Total Nielsen	$243	$20	$117	$11	$7	$398

THREE MONTHS ENDED SEPTEMBER 30, 2012 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$118	$2	$52	$3	$—	$175
Watch	141	2	68	2	—	213
Corporate and Eliminations	(15)	—	4	5	—	(6)
Total Nielsen	$244	$4	$124	$10	$—	$382

(1)	Other items include transaction-related costs of $7 million for the three months ended September 30, 2013.

(IN MILLIONS)	Three Months Ended September 30, 2013 Reported	Three Months Ended September 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Three Months Ended September 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$174	$175	(0.6)%	$171	1.8%
Watch	234	213	9.9%	211	10.9%
Corporate and Eliminations	(10)	(6)	NM	(5)	NM
Total Nielsen	$398	$382	4.2%	$377	5.6%

Buy Segment Profitability

Operating income was $110 million for the three months ended September 30, 2013 from $118 million for the three months ended September 30, 2012 as the revenue performance mentioned above was more than offset by higher restructuring charges and an increase in retail measurement costs. Non-GAAP business segment income increased 1.8% on a constant currency basis.

Watch Segment Profitability

Operating income was $160 million for the three months ended September 30, 2013 from $141 million for the three months ended September 30, 2012. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives and lower depreciation expense partially offset by higher restructuring charges. Non-GAAP business segment income increased 10.9% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $27 million for the three months ended September 30, 2013 as compared to $15 million for the three months ended September 30, 2012 due primarily to higher transaction-related costs and restructuring charges.

Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2013	2012
Revenues	$4,092	$3,966
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,732	1,649
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,310	1,295
Depreciation and amortization	364	367
Restructuring charges	63	57
Operating income	623	598
Interest income	2	3
Interest expense	(229)	(301)
Foreign currency exchange transaction losses, net	(23)	(12)
Other income, net	—	3
Income from continuing operations before income taxes and equity in net income of affiliates	373	291
Provision for income taxes	(104)	(93)
Equity in net income of affiliates	3	1
Income from continuing operations	272	199
Income from discontinued operations, net of tax	319	37
Net income	$591	$236

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(IN MILLIONS)	2013	2012
Net income	$591	$236
Income from discontinued operations, net of tax	(319)	(37)
Interest expense, net	227	298
Provision for income taxes	104	93
Depreciation and amortization	364	367
EBITDA	967	957
Equity in net income of affiliates	(3)	(1)
Other non-operating expense, net	23	9
Restructuring charges	63	57
Stock-based compensation expense	32	24
Other items(a)	27	5
Adjusted EBITDA	$1,109	$1,051

(a)

Other items for the nine months ended September 30, 2013 primarily consist of transaction-related costs of approximately $23 million  and a  $4 million write down of uninsured deposits in Cyprus banks as described in Note 12 in the condensed consolidated financial statements. Other items for the nine months ended September 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs.

Consolidated Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Revenues increased 3.2% to $4,092 million for the nine months ended September 30, 2013 from $3,966 million for the nine months ended September 30, 2012, or 3.9% on a constant currency basis, which excludes a 0.7% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment increased 2.5% (3.5% on a constant currency basis), while revenues within our Watch segment increased 4.3% (4.7% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.0% to $1,732 million for the nine months ended September 30, 2013 from $1,649 million for the nine months ended September 30, 2012, or 5.7% on a constant currency basis, excluding a 0.7% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 6.1% (6.9% on a constant currency basis) due primarily to the continued global expansion of our services and an increase in retail measurement costs. Costs within our Watch segment increased 3.3% (3.6% on a constant currency basis) due primarily to spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 1.2% to $1,310 million for the nine months ended September 30, 2013 from $1,295 million for the nine months ended September 30, 2012, or 1.9% on a constant currency basis, excluding a 0.7% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment were flat (0.8% on a constant currency basis). Costs within our Watch segment decreased 2.3% (a decrease of 1.6% on a constant currency basis) due primarily to the impact of productivity initiatives. Corporate costs increased by approximately $18 million primarily due to higher transaction-related costs.

Depreciation and Amortization

Depreciation and amortization expense was $364 million for the nine months ended September 30, 2013 as compared to $367 million for the nine months ended September 30, 2012. This decrease was primarily due to certain assets becoming fully amortized during the period partially offset by higher depreciation and amortization expense associated with capital expenditures.

For the nine months ended September 30, 2013 and 2012, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $109 million and $107 million, respectively.

Restructuring Charges

We recorded $63 million in restructuring charges related to employee severance associated with productivity initiatives and contract termination costs during the nine months ended September 30, 2013.

We recorded $57 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs during the nine months ended September 30, 2012.

Operating Income

Operating income for the nine months ended September 30, 2013 was $623 million as compared to operating income of $598 million for the nine months ended September 30, 2012. Operating income within our Buy segment was $270 million for the nine months ended September 30, 2013 as compared to $263 million for the nine months ended September 30, 2012. Operating income within our Watch segment was $439 million for the nine months ended September 30, 2013 as compared to $389 million for the nine months ended September 30, 2012. Corporate operating expenses were $86 million for the nine months ended September 30, 2013 as compared to $54 million for the nine months ended September 30, 2012.

Interest Expense

Interest expense was $229 million for the nine months ended September 30, 2013 compared to $301 million for the nine months ended September 30, 2012. This decline is due to our refinancing of the 11.5% senior notes and our 8.5% senior secured term loan in the fourth quarter of 2012, the impact of our refinancing of the Class A, B and C senior secured term loans in February 2013 and the maturity of the mandatory convertible debt in February 2013.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.32 to €1.00 for the nine months ended September 30, 2013 as compared to $1.28 to €1.00 for the nine months ended September 30, 2012.

We incurred $23 million and $12 million in foreign currency exchange losses for the nine months ended September 30, 2013 and 2012, respectively. The loss in 2013 resulted primarily from the devaluation of the Venezuela Bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” and fluctuations in certain foreign currencies associated with a portion of our intercompany loan portfolio. The loss in 2012 resulted primarily from fluctuations in certain foreign currencies associated with a portion of our intercompany loan portfolio.

Other Income, Net

The other income, net for the nine months ended September 30, 2013 netted to zero and primarily relates to the write-off of deferred financing costs and other costs associated with the amendment to our Senior Secured Credit Agreement of $12 million and charges of $12 million associated with the unused bridge loan terminated as part of the Arbitron acquisition offset by the gain from the Scarborough step acquisition of $24 million.

The $3 million of other income, net for the nine months ended September 30, 2012 primarily relates to a $10 million gain on the purchase of a previously nonconsolidated business, partially offset by the write-off of deferred financing costs and other costs associated with the amendment and restatement of the Senior Secured Credit Facility.

Income Taxes

The effective tax rates for each of the nine months ended September 30, 2013 and 2012 were 28% and 32%, respectively. The tax rate for the nine months ended September 30, 2013 was higher than the statutory rate as a result of the tax impact of the Venezuela currency revaluation, tax rate differences in other jurisdictions where we file, and accrual for future audit settlements partially offset by 2012 return to provision adjustments as well as the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the nine months ended September 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was more than offset by the tax rate and other differences in other jurisdictions where the Company files tax returns.

Adjusted EBITDA

Adjusted EBITDA increased 5.5% to $1,109 million for the nine months ended September 30, 2013 from $1,051 million for the nine months ended September 30, 2012, or 6.4% on a constant currency basis, excluding a 0.9% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2013 Reported	Nine Months Ended September 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Nine Months Ended September 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Revenues by segment
Buy	$2,563	$2,500	2.5%	$2,477	3.5%
Watch	1,529	1,466	4.3%	1,460	4.7%
Total	$4,092	$3,966	3.2%	$3,937	3.9%

Buy Segment Revenues

Revenues increased 2.5% to $2,563 million for the nine months ended September 30, 2013 from $2,500 million for the nine months ended September 30, 2012, or an increase of 3.5% on a constant currency basis. Revenues from Developing markets increased 3.4% (6.5% on a constant currency basis) and revenues from Developed markets increased 2.1% (2.0% on a constant currency basis).

Revenues from Information services increased 2.9% to $1,964 million for the nine months ended September 30, 2013 from $1,909 million for the nine months ended September 30, 2012, or an increase of 3.8% on a constant currency basis.  Revenues from Developing markets increased 3.5% (7.0% on a constant currency basis), for the nine months ended September 30, 2013 as compared to the nine months September 30, 2012 due to the continued expansion of our retail measurement and services to both new and existing customers. Revenues from Developed markets increased 2.6% (2.2% on a constant currency basis) for the nine months ended September 30, 2013. These increases were driven primarily by increased client investment in retail measurement including additional coverage in the U.S. market.

Revenues from Insights services increased 1.4% to $599 million for the nine months ended September 30, 2013 from $591 million for the nine months ended September 30, 2012, (2.6% on a constant currency basis) primarily due to growth in the Asia Pacific markets.

Watch Segment Revenues

Revenues increased 4.3% to $1,529 million for the nine months ended September 30, 2013 from $1,466 million for the nine months ended September 30, 2012, or 4.7% on a constant currency basis, primarily driven by 5.5% growth in Television measurement (5.8% on a constant currency basis) driven by increases in spending from existing customers and international expansion of our services to both new and existing customers.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2013 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$270	$28	$156	$10	$5	$469
Watch	439	18	202	7	—	666
Corporate and Eliminations	(86)	17	6	15	22	(26)
Total Nielsen	$623	$63	$364	$32	$27	$1,109

NINE MONTHS ENDED SEPTEMBER 30, 2012 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$263	$41	$154	$7	$—	$465
Watch	389	14	204	5	—	612
Corporate and Eliminations	(54)	2	9	12	5	(26)
Total Nielsen	$598	$57	$367	$24	$5	$1,051

(1)

Other items for the nine months ended September 30, 2013 primarily consist of transaction-related costs of approximately $23 million and a $4 million write down of uninsured deposits in Cyprus banks as described in Note 12 in the condensed consolidated financial statements. Other items for the nine months ended September 30, 2012, include costs associated with our secondary public offering of common stock and other transaction-related costs.

(IN MILLIONS)	Nine Months Ended September 30, 2013 Reported	Nine Months Ended September 30, 2012 Reported	% Variance 2013 vs. 2012 Reported	Nine Months Ended September 30, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$469	$465	0.9%	$457	2.6%
Watch	666	612	8.8%	610	9.2%
Corporate and Eliminations	(26)	(26)	NM	(25)	NM
Total Nielsen	$1,109	$1,051	5.5%	$1,042	6.4%

Buy Segment Profitability

Operating income was $270 million for the nine months ended September 30, 2013 from $263 million for the nine months ended September 30, 2012. The increase was driven by the revenue performance discussed above and lower restructuring cost offset in part by an increase in retail measurement cost and stock-based compensation expense. Non-GAAP business segment income increased 2.6% on a constant currency basis.

Watch Segment Profitability

Operating income was $439 million for the nine months ended September 30, 2013 from $389 million for the nine months ended September 30, 2012. The increase was driven by the revenue performance discussed above, offset in part by increased investment in product portfolio management initiatives. Non-GAAP business segment income increased 9.2% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $86 million for the nine months ended September 30, 2013 as compared to $54 million for the nine months ended September 30, 2012 due primarily to higher restructuring and transaction-related costs.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At September 30, 2013, cash and cash equivalents were $737 million and our total indebtedness was $6,882 million. In addition, as of September 30, 2013, we had $622 million available for borrowing under our senior secured revolving credit facility. Our cash interest paid for the nine months ended September 30, 2013 and 2012 was $201 million and $273 million, respectively.

Of the $737 million in cash and cash equivalents, approximately $334 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

Financing Transactions

In February 2013, our $288 million outstanding mandatory convertible subordinated bonds were converted into 10,416,700 shares of our common stock at a conversion rate of 1.8116 shares per $50.00 principal amount of the bonds.

In February 2013, the Second Amended and Restated Senior Secured Credit Agreement (as amended, the “Credit Agreement”) was amended and restated to provide for a new class of term loans (the “Class E Term Loans”) in an aggregate principal amount of $2,532 million and €290 million, the proceeds of which were used to repay or replace in full a like amount of our existing Class A Term Loans maturing August 9, 2013, Class B Term Loans maturing May 1, 2016 and Class C Term Loans maturing May 1, 2016. As a result of this transaction, we recorded a charge of $12 million primarily related to the write-off of previously capitalized deferred financing fees associated with the Class A, B and C term loans to other income/(expense), net in the condensed consolidated statement of operations.

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

In February 2013 and May 2013, secondary public offerings of 40.8 million shares and 40.3 million shares, respectively, of our common stock were completed on behalf of certain selling stockholders, primarily comprised of the Sponsor group, at a price of $32.55 per share and $35.01 per share, respectively. All proceeds were received by the selling stockholders and the offering did not have a significant impact on our operating results or financial position.

In September 2013, we issued $625 million aggregate principal amount of 5.50% Senior Notes due 2021at par, with cash proceeds of approximately $616 million, net of fees and expenses. Concurrent with this issuance we called for redemption of all of our 11.625% Senior Notes due 2014 effective October 23, 2013, at a redemption price equal to 100% of the principal amount of such 2014 notes redeemed plus accrued and unpaid interest to the redemption date and an “applicable premium” as described in the indenture related to the 2014 notes. The redemption of the 11.625% Senior Notes due 2014 will result in a pre-tax charge of $8 million in the fourth quarter of 2013.

Cash Flows

Operating activities. Net cash provided by operating activities was $581 million for the nine months ended September 30, 2013, as compared to $444 million for the nine months ended September 30, 2012. This increase was driven by the Adjusted EBITDA performance described above and favorable timing of vendor and employee payroll payments. Our key collections performance measure, days billing outstanding (DBO), remained flat as compared to the same period as last year.

Investing activities. Net cash used in investing activities was $523 million for the nine months ended September 30, 2013, as compared to $362 million for the nine months ended September 30, 2012. The primary driver for the increase was the net payments for the Arbitron acquisition partially offset by the net proceeds received from the sale of our Expositions business.

Financing activities. Net cash provided by financing activities was $410 million for the nine months ended September 30, 2013 as compared to a source of cash of $80 million for the nine months ended September 30, 2012. The primary driver for the increase was primarily driven by the results of the 2013 transactions described under the “Financing Transactions” partially offset by the dividends paid as described under the “Dividends”.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $255 million for the nine months ended September 30, 2013 as compared to $225 million for the nine months ended September 30, 2012.

Dividends and Share Repurchase

On January 31, 2013, our board of directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, that was paid on March 20, 2013 to holders of record of our common stock on March 6, 2013. On May 2, 2013, our board declared the second quarterly cash dividend of $0.16 per share, which was paid on June19, 2013 to holders of record of our common stock on June 5, 2013.  On July 25, 2013, our board of directors approved a 25% increase of the quarterly cash dividend to $0.20 per share, which was paid on September 11, 2013 to holders of record of shares of our common stock on August 28, 2013. On October 22, 2013, we declared a quarterly cash dividend of $0.20 per share, to be paid on December 9, 2013 to holders of record of shares of our common stock on November 25, 2013. The dividend policy and the payment of future cash dividends are subject to the discretion of our board of directors.

On July 25, 2013, our board of directors approved a new share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2013 Annual General Meeting of Shareholders. As of September 30, 2013, there have been no repurchases of shares under this program.

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

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of September 30, 2013, we were in full compliance with the covenants described above.

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

Income Taxes

In July 2013, the FASB issued an accounting update, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of this update to have a significant impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 49% of our revenues and 51% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2013. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $5 million annually, with an immaterial impact on our profitability.

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

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2013:

	U.S. Dollar	Euro	Other Currencies
Revenues	51%	12%	37%
Operating costs	49%	13%	38%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2013, we had $4,033 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,869 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $12 million ($40 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no unregistered repurchases or sales of our common stock for the nine months ended September 30, 2013.

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

Not applicable.

Item  5.Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the nine months ended September 30, 2013. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below or as previously disclosed by us, are not presently aware of any such reportable transactions or dealings by such companies.

The Blackstone Group L.P (“Blackstone”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its quarterly report on Form 10-Q as filed with the SEC on August 8, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of Blackstone’s disclosure.

Blackstone Disclosure

Hilton Worldwide Inc., which may be considered our affiliate, provided the disclosure reproduced below in connection with activities during the second fiscal quarter of 2013. We have not independently verified or participated in the preparation of this disclosure.

“As previously disclosed, during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury. Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner’s account to the personal accounts of the employees at their chosen bank. During the reporting period, both hotels discontinued making direct deposits to accounts at Bank Melli. No revenues or net profits are associated with these transactions.

Also as previously disclosed, during the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List. The rate agreement was terminated as of May 2, 2013. This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. Under the rate agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week. Revenue and net profit received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $430.”

Travelport Limited, which may be considered our affiliate, included the disclosure reproduced below in its Form 10-Q for the fiscal quarter ended June 30, 2013. We have not independently verified or participated in the preparation of this disclosure.

“As part of our global business in the travel industry, we provide certain passenger travel related GDS and airline IT Solutions services to Iran Air. We also provide certain airline IT Solutions services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Prior to and during the reporting period, we also provided airline IT Solutions services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.

The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2013 were approximately $248,000 and $176,000, respectively.”

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings N.V. (Registrant)
Date: October 23, 2013	/s/ Jeffrey R. Charlton

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

10.1

Agreement Terminating the Amended and Restated Shareholders’ Agreement Regarding Nielsen Holdings N.V., dated as of August 14, 2013, with The Nielsen Company B.V., Valcon Acquisition B.V., Valcon Acquisition Holding (Luxembourg) S.ar.l. and funds associated with or designated by AlpInvest Partners, The Blackstone Group (“Blackstone”), The Carlyle Group (“Carlyle”), Centerview Partners (“Centerview”), Hellman & Friedman LLC (“Hellman & Friedman”), Kohlberg Kravis Roberts & Co. (“KKR”) and Thomas H. Lee Partners (“THL”)

10.2	Form of Letter Agreement with affiliates of each of Blackstone, Carlyle, Hellman & Friedman, KKR and THL, dated as of August 14, 2013

10.3

Indenture, dated as of September 27, 2013, among The Nielsen Company (Luxembourg) S.ar.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on September 27, 2013 (File No. 001-35042))

10.4	Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8 filed on September 30, 2013 (File No. 333-191458))

31.1	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101

The following financial information from Nielsen Holdings N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.