Form 10-K
period 2013-12-31
Nielsen Holdings N.V.
filed 2014-02-21
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2013, the last day of business of our most recently completed second fiscal quarter, was $7,403 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $33.59 per share.

There were 378,866,227 shares of the registrant’s Common Stock outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2014 annual meeting of stockholders of the registrant (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to:

•	the timing and scope of technological advances;
•	management of ongoing organizational changes;
•	consolidation in our customers’ industries that may reduce the aggregate demand for our services and put pricing pressure on us;
•	customer procurement strategies that could put additional pricing pressure on us;
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

•	criticism of our audience measurement services;
•	the ability to attract and retain customers, key personnel and sample participants;
•	the effect of disruptions to our information processing systems;
•	the effect of disruptions in the mail, telecommunication infrastructure and/or air services;
•	the impact of tax planning initiatives and resolution of audits of prior tax years;
•	future litigation or government investigations;
•	the impact of competition;
•	the financial statement impact of changes in generally accepted accounting principles; and
•	the ability to successfully integrate our Company with acquired entities in accordance with our strategy.

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

Background and Business Overview

We are a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch and listen to (consumer interaction across the television, radio, online and mobile viewing and listening platforms referred to herein as “Watch”) on a global and local basis. Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies. Based on the strength of the Nielsen brand, our scale and the breadth and depth of our solutions, we believe we are the global leader in measuring and analyzing consumer behavior in the segments in which we operate.

We help our clients enhance their interactions with consumers and make critical business decisions that we believe positively affect our clients’ sales. Our data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflow as demonstrated by our long-term client relationships, multi-year contracts and high contract renewal rates. The average length of relationship with our top ten clients, which include The Coca-Cola Company, NBC Universal, Nestle S.A., The Procter & Gamble Company, Twenty-First Century Fox Inc. and the Unilever Group, is more than 30 years. Typically, before the start of each year, approximately 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments.

We align our business into two reporting segments, Buy (consumer purchasing measurement and analytics ) and Watch (media audience measurement and analytics ). In June 2013, we completed the sale of our Expositions reporting segment (see “Discontinued Operations” discussion included in “Factors Affecting Our Financial Results” for more information). Our consolidated statements of operations reflect the Expositions reporting segment as a discontinued operation. Our Buy and Watch segments are built on an extensive foundation of proprietary data assets designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. The information from our Buy and Watch segments, when brought together, can deliver powerful insights into the effectiveness of advertising by linking media consumption trends with consumer purchasing data to better understand how media exposure drives purchasing behavior. We believe these integrated insights will better enable our clients to enhance the return on investment of their advertising and marketing spending.

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. According to Deloitte, the aggregate retail revenue of the Top 250 global retailers was over $4.0 trillion in 2011. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets in more than 100 countries around the world and our data is used by our clients to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new services, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Within our Buy segment, we have two primary geographic groups, developed and developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while developing markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Buy segment represented approximately 60% of our consolidated revenues in 2013.

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, online and mobile viewing and listening platforms. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising across television, radio, online and mobile platforms was at least $320 billion in 2012.

Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. Within our Watch segment, our television ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $76 billion in 2011 according to a report by Veronis Suhler Stevenson. In addition to the United States, we measure television viewing in 29 other countries. We also measure markets that account for approximately 75% of global internet users and offer mobile measurement and analytic services in 60 countries, including the United States, where we are the market leader. As a result of Arbitron acquisition, we now measure eight hours a day per person of dynamic media consumption. It allows us to measure unmeasured areas that are important to the industries and clients we serve, like streaming audio, out-of-home measurements for television consumption and deeper measurement of multicultural audiences in the U.S. Our Watch segment represented approximately 40% of our consolidated revenue in 2013.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For over 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. Our Company, incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, the “Original Sponsors,” and together with subsequent investor Centerview Partners, the “Sponsors”). In January 2011, our Company consummated an initial public offering of our common stock and our shares trade on the New York Stock Exchange under the symbol “NLSN”. As of December 31, 2013, the Sponsors’ owned 125,224,724 shares (or approximately 33%) of our common stock.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. This segment is organized into two areas: Information, which provides retail scanner and consumer panel-based measurement, and Insights, which provides a broad range of analytics. For the year ended December 31, 2013, revenues from our Buy segment represented approximately 60% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five segment clients represented approximately 20% of our segment revenues for the year ended December 31, 2013 and the average length of relationship with these same clients is over 30 years. No single client accounted for 10% or more of our Buy segment revenues in 2013.

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

Our consumer panels collect data from more than 250,000 household panelists across 27 countries that use in-home scanners to record purchases from each shopping trip. In the United States, for example, approximately 100,000 selected households, constituting a demographically balanced sample, participate in the panels. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports. Clients may access these databases to perform analyses.

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

What Consumers Watch

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, online and mobile viewing and listening platforms. For the year ended December 31, 2013, revenues from our Watch segment represented approximately 40% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 85% of the segment’s revenues base for the upcoming year is typically committed under existing agreements. Our top five clients represented 27% of segment revenues for the year ended December 31, 2013 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenues in 2013.

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

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the “C3” ratings, which is a measure of how many people watch programming and commercials during live and time-shifted viewing up to three days after the program aired. The C3 rating has become the primary metric for buying and selling advertising on national broadcast television. We are expanding our television audience measurement to incorporate viewing of video-on-demand and from connected devices such as gaming consoles. We are developing and testing ways to measure how consumers watch video on tablets and other devices, to help advertising and programmers incorporate this viewing behavior into their programming and advertising plans. In the U.S., we utilize a single-source TV and PC panel to provide information to clients about simultaneous usage of more than one screen (e.g., if a consumer uses Facebook while watching a TV program), unduplicated reach (i.e., total audience net of duplication across platforms), cause and effect analysis (e.g., if a TV advertisement spurs a consumer to view a specific website online) and program viewing behavior (e.g., what platforms consumers use to view certain programming). We are working with Twitter to establish a measurement of consumer interaction with television programming and social media to address the growing interest in social TV among advertisers and media players.

We measure television viewing in 29 countries outside the United States, including Australia, Indonesia, Italy and South Korea. The international television audience measurement industry operates on a different model than in the United States. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which is designated the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

Radio Audience Measurement Services

We provide independent measurement and consumer research primarily servicing radio, advertisers and advertising agencies in the radio industry. We estimate the size and composition of radio audiences in local markets and of audiences to network radio programming and commercials in the U.S. We refer to our local and network radio audience ratings services, collectively, as our “syndicated radio ratings services.” We provide our syndicated radio ratings services in local markets in the United States to radio broadcasters, advertising agencies, and advertisers. Our national services estimate the size and demographic composition of national radio audiences and the size and composition of audiences of network radio programs and commercials. Broadcasters use our data primarily to price and sell advertising time, and advertising agencies and advertisers use our data in purchasing advertising time.

In addition to the services described above, we also provide qualitative information about consumers, including their lifestyles, shopping patterns, and use of media in local markets and across the United States. Generally referred to as “qualitative services,” we market these services to customers of our syndicated radio ratings services who wish to demonstrate the value of their advertising propositions. We also market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, such as the advertising sales organizations of local cable television companies, national cable and broadcast television networks, and out-of-home media sales organizations.

We provide software applications allowing our customers to access our proprietary databases of media and marketing information. These applications enable our customers to analyze this information more effectively for sales, management, and programming purposes. Some of our software applications also allow our customers to access data owned by third-parties, provided the customers have a separate license to use such third-party data.

We have developed our electronic Portable People MeterTM (“PPM®”) technology, which we deploy across many of our customer offerings and have licensed to other media information services companies to use in their media audience ratings services in countries outside of the United States. We have commercialized our PPM ratings service in 48 of the largest radio markets in the United States.

Digital Audience Measurement Services

We are a global provider of digital media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings to provide online publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Our online measurement services have a presence in more than 40 countries including the United States, South Korea and Brazil – markets that account for approximately 75% of global internet users. Through a combination of patented panel and census data collection methods, we monitor and measure the internet surfing, online buying and video viewing (including television content) of digital audiences. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent. Through our social media monitoring capabilities, 50 million new social media messages are collected every day from more than 30 countries in 15 languages, representing a 30% year over year growth in data collection. As newer forms of digital media such as video advertising, social media and applications become a greater proportion of consumer behavior, we are transitioning our portfolio of online services, including discontinuation of certain legacy services in certain markets and the launch of other services, to address the evolving requirements of measuring digital audiences and better serve our clients. Nielsen SocialGuide is the leading provider of social TV measurement, analytics and audience engagement solutions for TV networks, agencies and advertisers, helping the industry measure, understand and act on the activity and reach of TV-related conversation on Twitter. In addition to identifying, capturing and analyzing conversation on Twitter about every program across over 250 of the most popular U.S. television networks, Nielsen SocialGuide also tracks conversation on Twitter about over 500 brands on a 24/7 basis.

Mobile Measurement Services

We provide independent measurement and consumer research for telecom and media companies in the mobile telecommunications industry. Clients, principally mobile carriers and device manufacturers, rely upon our data to make consumer marketing, competitive strategy and resource allocation decisions. In the United States, our metrics are a leading indicator for market share, customer satisfaction, device share, service quality, revenue share, content audience and other key performance indicators. We also benchmark the end-to-end consumer experience to pinpoint problem areas in the service delivery chain, track key performance metrics for mobile devices and identify key market opportunities (e.g., demand tracking for device features and services). To address the rapid growth of mobile internet consumption, we are expanding our capabilities to capture internet, video and other media on mobile devices. As mobile adoption continues globally, there is an opportunity for us to measure media and data content on mobile devices worldwide and to incorporate mobile measurement into a more comprehensive view of consumer media behavior. We offer mobile measurement and analytic services in 60 countries worldwide, including the United States, where we are a leader in the nascent market for mobile audience measurement, and are focused on expanding our presence in other markets.

Advertiser Solutions

We provide a range of solutions to major advertisers, whether they are consumer packaged goods manufacturers, retailers, media companies, or other verticals such as automotive, telecom or financial services, to help validate and optimize their advertising spend. We quantify the effectiveness of advertising by reporting behavioral observations, attitudinal changes and actual offline purchase activity. We offer services specific to television, digital and social marketing to determine “resonance” or impact of specific campaigns, by measuring objectives such as breakthrough, brand recall, purchase intent and effect on product and brand loyalty. These services can also help clients determine which elements of their advertising campaigns are more or less effective, including frequency of repetition, length of commercial and context. As part of these efforts, we collect and analyze more than 16 million surveys annually to measure consumer engagement and recall of advertisements across television and online to provide important insights on advertising and content effectiveness.

We also combine intelligence on what consumers watch and buy to inform client decisions on their advertising spend. We integrate data from our Buy segment and other third party sources, including our Nielsen Catalina Solutions joint venture, with Watch data on audience exposure to help assess the effect of an advertising campaign on purchase activity. We believe these and other offerings of consumer behavior data and marketing insights can provide value to advertisers as well as media content owners and distributors, and help these clients answer some of their most important marketing questions.

Competitive Advantages

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial, marketing and other resources than we do and may benefit from other competitive advantages. See “ – Competitive Landscape” and “Risk Factors – We face competition, which could adversely affect our business, financial condition, results of operations and cash flow.” Notwithstanding the challenges presented by the competitive landscape, we believe that we have several competitive advantages, including the following:

Global Scale and Brand. We provide a breadth of information and insights about the consumer in more than 100 countries. In our Buy segment, we track billions of sales transactions per month in retail outlets in more than 100 countries around the world. We also have approximately 250,000 household panelists across 27 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $76 billion in 2011 according to Veronis Suhler Stevenson. We believe our footprint, neutrality, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expands. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Buy segment, our clients include the largest consumer packaged goods and merchandising companies in the world such as The Coca-Cola Company, Kraft Foods and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco, Walgreens and Wal-Mart Stores. In our Watch segment, our client base includes leading broadcast, radio, cable and internet companies such as CBS, Clear Channel Media, Disney/ABC, Facebook, Google, Microsoft, NBC Universal/Comcast, Twenty-First Century Fox, Inc., Time Warner, Twitter, Univision and Yahoo!; leading advertising agencies such as WPP, IPG, Omnicom, and Publicis; leading telecom companies such as AT&T, Verizon, Vodafone, and Nokia; and leading automotive companies such as Chrysler, Ford and Toyota. The average length of relationship with our top 10 clients across both our Buy and Watch segments is more than 30 years. In addition, due to our growing presence in developing markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

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

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends. For example, we are investing in advanced delivery technologies to extend the value of the full suite of our data assets for our clients. We have further enhanced our information and analytics delivery platform, Nielsen Answers on Demand, to enable the management of consumer loyalty programs for retailers. The 2013 expansion of our Nielsen Campaign Ratings service provides “reach” metrics for TV and digital campaign ratings, and can offer advertisers and media companies a unique measurement of unduplicated audiences for their advertising and programming across television and online viewing.

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted. We believe our distinct ability to provide audience measurement and metrics across television, radio, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

Consumers are more connected, informed and in control. Today, more than three-quarters of the world’s homes have access to television, there are more than 2.8 billion internet users around the globe, and mobile penetration rates have reached 96% globally. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. They can compare products and prices instantaneously and have new avenues to learn about, engage with and purchase products and services. These shifts in behavior create significant complexities for our clients. Our broad portfolio of information and insights enables our clients to engage consumers with more impact and efficiency, influence consumer purchasing decisions and actively participate in and shape conversations about their brands.

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

Consumers are looking for greater value. Economic and social trends have spurred consumers to seek greater value in what they buy as exemplified by the rising demand for “private label” (store branded) products. For instance, in the United States, the absolute dollar share for private label consumer packaged goods increased more than $17 billion during 2009 and 2013.This increased focus on value is causing manufacturers, retailers and media companies to re-evaluate brand positioning, pricing and loyalty. We believe companies will increasingly look to our broad range of consumer purchasing insights and analytics to more precisely and effectively measure consumer behavior and target their products and marketing offers at the right place and at the right price.

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

Continue to grow in developing markets

Developing markets (measured in our Buy segment) comprised approximately 20% of our 2013 revenues and represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Currently, the middle class is expanding significantly each year on a global basis, with Africa, Brazil, Russia, India and China currently contributing nearly half of all global consumption growth. Key elements of our strategy include:

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
•

Continuing to grow our leadership in measurement and insight services related to television, radio, online and mobile and expanding our services in growth areas including social media to help our media clients more effectively reach their target audiences and better understand the value of their content; and

•

Continuing to expand our Advertiser Solutions offering, which integrates our proprietary data and analytics from both the Buy and Watch segments, by developing powerful tools to help clients better understand the effectiveness of advertising and the impact of advertising spend on consumer purchasing behavior.

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

Continue to pursue strategic acquisitions to complement our leadership positions

We have increased our capabilities through investments and acquisitions in the areas of retail measurement, U.S. and international audience measurement, and advertising effectiveness for digital and social media campaigns. Going forward, we will consider select acquisitions of complementary businesses that enhance our product and geographic portfolio and can benefit from our scale, scope and status as a global leader.

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing nine primary data centers in seven countries around the world. Our global database has the capacity to house approximately 36 petabytes of information, with our Buy segment processing approximately 6.7 billion purchasing data points each month in 2013 and our Watch segment processing approximately 2.3 billion tuning and viewing records each month in 2013, including Nielsen Audio. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as IBM, Tata Consulting Services and TIBCO.

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

We hold a number of third-party patent and intellectual property license agreements that afford us rights to third-party patents, technology and other intellectual property. Such license agreements most often do not preclude either party from licensing our patents and technology to others. Such licenses may involve one-time payments or ongoing royalty obligations, and we cannot ensure that future license agreements can or will be obtained or renewed on acceptable terms, or at all.

Employees

As of December 31, 2013, we employed approximately 40,000 people worldwide. Approximately 21% of our employees are covered under collective bargaining agreements and an additional 14% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We believe that our employee relations are good.

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

What Consumers Buy

While we do not have one global competitor in our Buy segment, we face numerous competitors in various areas of our service in different markets throughout the world. Competition includes companies specializing in marketing research, in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies, and consulting and accounting firms. In retail measurement, our principal competitor in the United States is Information Resources, Inc., which is also present in some European and Asia/Pacific markets. Our retail measurement service also faces competition in individual markets from local companies. Our consumer panel services and analytics services have many direct and/or indirect competitors in all markets around the world including in selected cases GfK, Ipsos, Kantar and local companies in individual countries.

What Consumers Watch

While we do not have one global competitor in our Watch segment, we face numerous competitors in various areas of our operations in different markets throughout the world. We are the clear market leader in U.S. television audience measurement; however, there are many emerging players and technologies that will increase competitive pressure. Numerous companies such as Dish Networks, Kantar (a unit of WPP), Rentrak and TiVo are attempting to provide measurement solutions using set-top box data to provide an alternative form of television audience measurement. Our principal competitor in television audience measurement outside the United States is Kantar, with additional companies such as Ipsos and GfK representing competitors in individual countries. Our online service faces competition in the United States and globally from companies that provide panel-based internet measurement services such as comScore, providers of site-centric Web analytics solutions, including IBM Digital Analytics (formerly Coremetrics), Google, Adobe and WebTrends; and companies that measure consumer generated media on the internet such as Twelvefold, Visible Technologies, and Radian6 (part of Salesforce.com). We are the market leader in U.S. radio audience measurement. Our principal competitors in radio audience measurement are Civolution, GfK, and Ipsos SA, which are developing technologies similar to our PPM ratings service.

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

Some of the personal data we collect may be considered “sensitive” by the laws of many jurisdictions because they may include certain demographic information and consumption preferences. Sensitive personal data typically are more highly regulated than non-sensitive data. Generally, this means that for sensitive data the data subject’s consent should be more explicit and fully informed and security measures surrounding the storage of the data should be more rigorous. The greater constraints that apply to the collection and use of sensitive data increase the administrative and operational burdens and costs of panel recruitment and management.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2013. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below or as previously disclosed by us, are not presently aware of any such reportable transactions or dealings by such companies. The information included in the section entitled “Item 5. Other Information – Iran Sanctions Related Disclosure” in the registrant’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2013 (File No. 001-35042) is incorporated herein by reference.

The Blackstone Group L.P. (“Blackstone”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its quarterly report on Form 10-Q as filed with the SEC on November 8, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of Blackstone’s disclosure.

Blackstone Disclosure

Travelport Limited, which may be considered our affiliate, included the disclosure reproduced below in its Form 10-Q for the fiscal quarter ended September 30, 2013. We have not independently verified or participated in the preparation of this disclosure.

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

The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2013 were approximately $164,000 and $122,000, respectively.”

Recent Developments

On February 3, 2014, we completed the tender offer to acquire all outstanding shares of common stock of Harris Interactive, Inc. (HPOL) a leading global market research firm for $2.04 per share (total purchase price of $116 million).

Financial Information about Segments and Geographic Areas

See Note 17 to our consolidated financial statements – “Segments,” for further information regarding our operating segments and our geographic areas.

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

Our ability to successfully manage ongoing organizational changes could impact our business results.

We recently experienced a CEO transition, as well as other senior leadership changes, and we continue to execute a number of significant business and organizational changes, including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including retention of particularly key employees, is critical to our business success. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

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

A number of adverse financial developments continue to impact the U.S. and global financial markets. The current economic environment has witnessed continued malaise in consumer confidence and demand, impacting the demand for our customers’ products and services. Those reduced demands could adversely affect the ability of some of our customers to meet their current obligations to us and hinder their ability to incur new obligations until the economy and their businesses strengthen. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may continue to present risks for an extended period of time. We cannot predict the impact of economic slowdowns on our future financial performance.

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

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2013, we had goodwill and intangible assets of $12,465 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2013, we had total indebtedness of $6,640 million. Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

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

We may not be able to generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs. Our cash interest expense for the years ended December 31, 2013, 2012 and 2011 was $304 million, $384 million and $446 million, respectively. At December 31, 2013, we had $4,016 million of floating-rate debt under our senior secured credit facilities of which $2,872 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $11 million ($40 million without giving effect to any of our interest rate swaps). We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all. See Note 11 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our debt maturities.

The success of our business depends on our ability to recruit sample participants to participate in our research samples.

Our business uses scanners and diaries to gather consumer data from sample households as well as Set Meters, People Meters, Active/Passive Meters, PPM’s and diaries to gather television and audio audience measurement data from sample households. It is increasingly difficult and costly to obtain consent from households to participate in the surveys. In addition, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients. Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our services to reach and recruit participants for consumer purchasing and audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants and maintain adequate participation levels, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our consumer purchasing and audience measurement services may be materially and adversely affected.

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

We generate revenues throughout the world which are subject to exchange rate fluctuations, and our revenues and net income may suffer due to currency translations and repatriation of earnings to the U.S.

We operate globally, deriving approximately 48% of revenues for the year ended December 31, 2013 in currencies other than U.S. dollars, with approximately 12% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the United States and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to limitations placed on such conversions. Certain of the countries in which we operate, such as Venezuela, have currencies which are considered to be hyperinflationary. Although potentially significant currency devaluations could occur in Venezuela in the future, due to the unpredictability of the timing, form and amount, our outlook does not assume further currency devaluations in Venezuela beyond the most recent devaluation of the Venezuela Bolivares Fuertes in February 2013. As of December 31, 2013, net monetary assets subject to revaluation in Venezuela were $38 million.

As of December 31, 2013, of the $564 million in cash and cash equivalents, approximately $459 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

Our top ten clients accounted for approximately 23% of our total revenues for the year ended December 31, 2013. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

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

Pursuant to the terms of a seven-year agreement with a one-year option, effective February 2013, we are dependent upon Tata America International Corporation and Tata Consultancy Services Limited (collectively, “TCS”) for the performance of a significant portion of our information technology and operations functions worldwide, the provision of a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services, as well as assistance in integrating and centralizing multiple systems, technologies and processes on a global scale. The success of our business depends in part on maintaining our relationships with TCS and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, or at all, and our business could be adversely affected.

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

We store and transmit large volumes of proprietary information and data that contains personally identifiable information about individuals. Security breaches could expose us to a risk of loss of this information, litigation and possible liability and our reputation could be damaged. It may also make it more difficult to recruit panelists and survey respondents.  For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients.

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

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial, marketing and other resources than we do and may in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we may not be able to do so in the future or be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

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

We regularly evaluate opportunities for strategic growth through tuck-in acquisitions. Potential issues associated with these acquisitions could include, among other things, our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of the acquisition within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with the acquisition; diversion of management’s attention from base strategies and objectives; and, with respect to acquisitions, including the acquisition of Arbitron, our ability to successfully combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized, including sales and administrative support activities and information technology systems among our company and the acquired company, motivating, recruiting and retaining executives and key employees, conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company, consolidating and streamlining corporate and administrative infrastructures, consolidating sales and marketing operations, retaining existing customers and attracting new customers, identifying and eliminating redundant and underperforming operations and assets, coordinating geographically dispersed organizations, and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. In addition, acquisitions outside of the United States increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations. If an acquisition is not successfully completed or integrated into our existing operations, our business, financial condition and results of operations could be adversely impacted.

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

Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2014, there were 42 stockholders of record, including our parent company, Valcon Acquisition Holding (Luxembourg) S.á.r.l (“Luxco”), which owned 125,224,724 shares (or approximately 33%) of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

In 2013, three secondary public offerings totaling 111,064,884 shares of our common stock were completed on behalf of certain selling stockholders, primarily comprised of the Sponsor group, at a weighted average price of $35.27 per share. All proceeds were received by the selling stockholders and the offerings did not have a significant impact on our operating results or financial position.

On August 14, 2013, we entered into the Agreement Terminating the Amended and Restated Shareholders’ Agreement Regarding Nielsen Holdings N.V. (the “Termination Agreement”), with The Nielsen Company B.V. (“TNC”), Valcon Acquisition B.V. (“Valcon”), Valcon Acquisition Holding (Luxembourg) S.ar.l. (“Luxco”) and funds associated with or designated by AlpInvest Partners (“AlpInvest”), The Blackstone Group (“Blackstone”), The Carlyle Group (“Carlyle”), Centerview Partners (“Centerview”), Hellman & Friedman LLC (“Hellman & Friedman”), Kohlberg Kravis Roberts & Co. (“KKR”) and Thomas H. Lee Partners (“THL” and, together with AlpInvest, Blackstone, Carlyle, Centerview, Hellman & Friedman and KKR, the “Sponsors”). The Termination Agreement terminates in all material respects the Amended and Restated Shareholders’ Agreement Regarding Nielsen Holdings N.V., dated as of January 31, 2011, as amended, by and among Nielsen, TNC, Valcon, Luxco and the Sponsors, other than with respect to certain specified provisions, including provisions regarding indemnification, access to information and confidentiality. The parties entered into the Termination Agreement in light of the Sponsor’s reduced ownership of Nielsen common stock.

In connection with the Termination Agreement, on August 14, 2013, Nielsen entered into separate letter agreements with affiliates of each of Blackstone, Carlyle, Hellman & Friedman, KKR and THL (each such affiliate, a “Counterparty”), which provides such Counterparty with the right to nominate one director to Nielsen’s Board of Directors directly, rather than through Luxco, if such Counterparty holds, directly or indirectly, at least 3% of Nielsen’s voting power.

Also in connection with the Termination Agreement, on August 14, 2013, Nielsen entered into a letter agreement with affiliates of AlpInvest, which provides AlpInvest with the right to receive information from the Company subject to confidentiality, insider trading restrictions and other provisions.

The high and low reported sale prices per share for our common stock for the quarterly periods for the years ended December 31, 2013 and 2012 were as follows:

	2013		2012
Quarterly Period	High	Low	High	Low
First	$35.84	$30.69	$31.10	$26.57
Second	$37.09	$33.13	$30.35	$25.14
Third	$37.30	$32.40	$30.50	$25.02
Fourth	$46.20	$35.86	$32.07	$27.30

In January 2013, our Board of Directors (the “Board”) adopted a cash dividend policy with the present intent to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. In addition, our ability to pay dividends is limited by covenants in our senior secured credit facilities and in the indentures governing our notes. See the “Liquidity and Capital Resources” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

The below table summarizes the dividends declared and paid on our common stock during 2013.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20

On February 20, 2014, our Board declared a cash dividend of $0.20 per share on our common stock.  The dividend is payable on March 20, 2014 to stockholders of record at the close of business on March 6, 2014.

No dividends were declared on our common stock during the years ended December 31, 2012 or 2011.

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2013 Annual General Meeting of Shareholders. During the fourth quarter of 2013, we repurchased a total of 289,839 shares of our common stock for $11 million at an average price of $39.49 per share.  The activity during the fourth quarter of 2013 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1 - 31	-		n/a	-	$500,000,000
November 1 - 30	289,839		$39.49	289,839	$488,554,427
December 1 - 31	-	$	n/a	-	$488,554,427
Total	289,839		$39.49	289,839

As of December 31, 2013, the cumulative repurchases under the program were 289,839 shares of our common stock for $11 million at an average price of $39.49 per share.

Dividend Tax

In general, the Company must withhold tax (dividend tax) from dividends distributed on our common stock at the rate of 15 percent.

Dividends include, without limitation:

(i)	Distributions of profits (including paid-in capital not recognized for dividend tax purposes) in cash or in kind, including deemed and constructive dividends;
(ii)

liquidation distributions and, generally, proceeds realized upon a repurchase of our common stock by the Company or upon the transfer of our common stock to a direct or indirect subsidiary of the Company, in excess of the average paid-in capital recognized for dividend tax purposes, with the exception of a repurchase that qualifies as a temporary portfolio investment (e.g. with a view to meeting obligations under an employee stock-option plan) or in certain specific cases where a specific statutory exemption applies;

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

A holder of our common stock which is, is deemed to be, or, in the case of an individual  has elected to be treated as, resident in the Netherlands for the relevant tax purposes, is generally entitled to credit the dividend tax withheld against such holder’s liability to tax on income and capital gains or, in certain cases, to apply for a full refund of the withheld dividend tax.

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and selected consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The audited consolidated financial statements, from which the historical financial information for the periods set forth below have been derived, were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

As previously disclosed, in March 2013, we completed the exit and shut down of one of our legacy online businesses and, in June 2013, we completed the sale of our Expositions business. These businesses are reported as discontinued operations, which requires retrospective restatement of prior periods to classify operating results of these businesses as discontinued operations.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for more information.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
Statement of Operations Data:
Revenues	$5,703	$5,407	$5,328	$4,935	$4,612
Depreciation and amortization(6)	510	493	502	530	519
Operating income	861	880	726	673	195
Interest expense	309	390	449	619	605
Income/(loss) from continuing operations	431	242	61	146	(357)
Income/(loss) from discontinued operations	305	30	26	(13)	(132)
Income/(loss) from continuing operations per common share (basic)	1.16	0.67	0.17	0.53	(1.30)
Income/(loss) from continuing operations per common share (diluted)	1.14	0.66	0.17	0.52	(1.30)
Cash dividends declared per common share	0.72	0	0	0.03	0

	December 31,
(IN MILLIONS)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$15,530	$14,585	$14,504	$14,429	$14,600
Long-term debt including capital leases	6,640	6,579	6,762	8,550	8,640

(1)	Income for year ended December 31, 2013 included $119 million in restructuring charges.
(2)	Income for year ended December 31, 2012 included $85 million in restructuring charges and $121 million of charges associated with certain debt retirement transactions.
(3)

Income for year ended December 31, 2011 included $83 million in restructuring charges and $333 million of charges associated with the initial public offering of the Company’s common stock and related debt retirement transactions and Sponsor Agreement termination payments.

(4)

Income for year ended December 31, 2010 included $59 million in restructuring charges, $136 million of foreign currency transaction gains and $90 million of charges associated with certain debt retirement transactions.

(5)	The loss in the year ended December 31, 2009 included a goodwill and intangible asset impairment charge of $527 million and $60 million in restructuring charges.
(6)

Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $162 million, $145 million, $161 million, $196 million and $211 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

Background and Executive Summary

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch and listen to on a global and local basis (consumer interaction across the television, radio, online and mobile viewing and listening platforms referred to herein as “Watch”). Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies.

On September 30, 2013, we completed the acquisition of Arbitron Inc., an international media and marketing research firm  through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion Arbitron is expected to help us better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home, and our global distribution footprint can help expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, we intend to further expand our Watch segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

On February 3, 2014, we completed the tender offer to acquire all outstanding shares of common stock of Harris Interactive, Inc. (HPOL) a leading global market research firm for $2.04 per share (total purchase price of $116 million).

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, approximately 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within developing markets, as well as through the cross-platform expansion of our insights services and measurement services.

Our restructuring and other productivity initiatives have been focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements and portfolio restructuring actions, while at the same time investing in key programs to enhance future growth opportunities.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Our operating footprint across more than 100 countries requires disciplined global and local resource management of internal and third party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

Business Segment Overview

We align our business into two reporting segments: what consumers buy (consumer purchasing measurement and analytics), and what consumers watch and listen to (media audience measurement and analytics). Our Buy and Watch segments are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

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

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, online and mobile viewing and listening platforms. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending.

In March 2013, we completed the exit and shut down of one of our legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The consolidated statements of operations reflect the operating results of this business as a discontinued operation.

In June 2013, we completed the sale of our Expositions reporting segment (see “Discontinued Operations” discussion included in “Factors Affecting Our Financial Results” for more information). Our consolidated statements of operations reflect the Expositions reporting segment as a discontinued operation.

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

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered or information has been delivered, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured.

A significant portion of our revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, radio, internet and mobile audiences) services. We generally recognize revenue from the sale of services as the services are performed, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. Substantially all of our customer contracts are non-cancelable and non-refundable.

Certain of our revenue arrangements include multiple deliverables and in these arrangements, the individual deliverables within the contract that have stand-alone value to the customer are separated and recognized upon delivery based upon our best estimate of their selling prices. These arrangements are not significant to our results of operations. In certain cases, software is included as part of these arrangements to allow our customers to view delivered information and is provided for the term of the arrangement and is not significant to the marketing effort and is not sold separately. Accordingly, software provided to our customers is considered to be incidental to the arrangements and is not recognized as a separate element.

A discussion of our revenue recognition policies, by segment, follows:

Buy

Revenue from our Buy segment, primarily from retail measurement services and consumer panel services, is recognized over the period during which the services are performed and information is delivered to the customer, primarily on a straight line basis.

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

Watch

Revenue from our Watch segment is primarily generated from television, radio, online and mobile measurement services and recognized over the contract period, as the service is delivered to the customer, primarily on a straight-line basis.

Stock-Based Compensation

Expense Recognition

Our stock-based compensation programs are comprised of both stock options and restricted stock units ( “RSUs”). We measure the cost of all stock-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. We recognize expense associated with stock-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $47 million, $34 million and $27 million of expense associated with stock-based compensation for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the aggregate grant date fair value of all outstanding vested and unvested options was $67 million and $56 million, respectively. As of December 31, 2013, approximately $26 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.3 years.

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

	Year Ended December 31,
	2013	2012	2011
Expected life (years)	3.50-6.00	3.50 - 6.00	3.50 - 6.00
Risk-free interest rate	0.40-1.99%	0.38 - 0.83%	1.18 - 2.23%
Expected dividend yield	0% - 2.19%	0%	0%
Expected volatility	25.40-27.60%	28.00 - 30.30%	31.70 - 42.00%
Weighted-average volatility	25.89%	28.56%	33.42%

In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. For 2013, expected volatility was based on our historical volatility.  For 2012 and 2011, because of the Company’s limited trading history, expected volatility was based on a combination of the estimates of implied volatility of our peer group, our historical volatility adjusted for leverage and the implied volatility based on trading Nielsen call options.

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

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. We have designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of our formal budget and business plan review. We review the recoverability of our goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. We established, and continue to evaluate, our reporting units based on our internal reporting structure and define such reporting units at our operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily by an income approach using a discounted cash flow analysis and supplemented by a market-based approach.

A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Many of the factors used in assessing fair value are outside of the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment. The following assumptions are significant to our discounted cash flow analysis:

•

Business projections – expected future cash flows and growth rates are based on assumptions about the level of business activity in the marketplace as well as applicable cost levels that drive our budget and business plans. The budget and business plans are updated at least annually and are frequently reviewed by management and our board of directors. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions and a slower or weaker economic recovery than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future. Should such events or circumstances arise, management would evaluate other options available at that time that, if executed, could result in future profitability.

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

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used for our reporting units were between 9.0% and 13.5%.

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

During 2013 we updated our reporting structure in a manner that changed the composition of our reporting units.  As a result of this change in reporting units, we performed an interim goodwill impairment analysis during 2013 immediately prior to the change and determined the estimated fair values of the impacted reporting units exceeded their carrying value (including goodwill).  As such, there was no impairment as a result of this change.

We did not have any indicators of impairment during the year ended December 31, 2013 that would require us to perform an interim impairment assessment.  Our annual impairment assessment, performed as of October 1, 2013, was based on the updated reporting structure and resulted in no impairment. Further all six reporting units have fair values exceeding carrying values by at least 20% as of the annual impairment assessment date.

We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions. However, we consistently test a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was greater than the underlying book value for all of our reporting units. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 6.0%, 6.2% and 6.3% for the years ended December 31, 2013, 2012 and 2011, respectively. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Income Taxes

We have a presence in more than 100 countries. We have completed many material acquisitions and divestitures which have generated complex tax issues requiring management to use its judgment to make various tax determinations. We try to organize the affairs of our subsidiaries in a tax efficient manner, taking into consideration the jurisdictions in which we operate. Although we are confident that tax returns have been appropriately prepared and filed, there is risk that additional tax may be assessed on certain transactions or that the deductibility of certain expenditures may be disallowed for tax purposes. Our policy is to estimate tax risk to the best of our ability and provide accordingly for those risks and take positions in which a high degree of confidence exists that the tax treatment will be accepted by the tax authorities. The policy with respect to deferred taxation is to provide in full for temporary differences using the liability method.

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

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the years ended December 31, 2013, 2012 and 2011.

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to seven years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change. We noted no impairment charges at December 31, 2013.

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

Arbitron Inc.

On September 30, 2013, we completed the acquisition of Arbitron, through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion. Arbitron is expected to help us better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home, and our global distribution footprint can help expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, we intend to further expand our Watch segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

As part of the acquisition, we acquired the remaining 49.5% interest in Scarborough Research, a joint venture between us and Arbitron (“Scarborough”) that we historically accounted for under the equity method of accounting. We accounted for this transaction as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $75 million. As a result, during the third quarter of 2013, we recorded a $24 million gain on the investment in Scarborough to other expense, net in the consolidated statement of operations. Commencing October 1, 2013, the financial results of Scarborough were included within our consolidated financial statements.

The acquisition was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Since the date of the acquisition occurred on the last day of the third quarter of 2013, the financial results of Arbitron were included within our consolidated financial statements commencing October 1, 2013. Our consolidated statement of operations for the year ended December 31, 2013 includes $134 million of revenues related to the Arbitron acquisition.

The purchase price was  allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table summarizes the  purchase price allocation:

(IN MILLIONS)
Fair value of business combination:
Cash paid for Arbitron common stock	$1,296
Accrued payment for directors’ and employees’ equity awards pertaining to pre-merger service	42
Accrued dividend payment on Arbitron common stock	3
Fair value of previously held equity interest in Scarborough	75
Total	$1,416
Identifiable assets acquired and liabilities assumed:
Cash	$136
Other current assets	129
Property and equipment	32
Goodwill	947
Amortizable intangible assets	472
Other long term assets	2
Deferred revenue	(47)
Other current liabilities	(53)
Deferred tax liabilities	(184)
Other long term liabilities	(18)
Total	$1,416

As of the acquisition date, the expected fair value of accounts receivable approximated historical cost. The gross contractual receivable was $64 million, of which $4 million was deemed uncollectible.

The allocation of the purchase price to goodwill and identified intangible assets was $947 million and $472 million, respectively. All of the Arbitron related goodwill and intangible assets are attributable to our Watch segment.

Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)
Description	Amount	Useful Life
Customer–related intangibles	$271	10 – 15 years
Computer software	159	5 – 10 years
Trade names and trademarks	31	3 - 5 years
Covenants-not-to-compete	11	1 – 2 years
Total	$472

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Arbitron.

We incurred acquisition-related expenses of $19 million and $9 million for the years ended December 31, 2013 and 2012, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of our operations and Arbitron’s for the year ended December 31, 2013 and 2012, as if the acquisition had occurred on January 1, 2012, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Year Ended December 31,
(IN MILLIONS)	2013	2012
Revenues	$6,058	$5,885
Income from continuing operations	$497	$275

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

Other Acquisitions

For the year ended December 31, 2013, excluding Arbitron, we paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2013, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2012, we paid cash consideration of $160 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2011, we paid cash consideration of $123 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2011, the impact on our consolidated results of operations would not have been material.

Subsequent Event

On February 3, 2014, we completed the tender offer to acquire all outstanding shares of common stock of Harris Interactive, Inc. (HPOL) a leading global market research firm for $2.04 per share (total purchase price of $116 million).

Discontinued Operations

In June 2013, we completed the sale of our Expositions business, which operates one of the largest portfolios of business-to-business trade shows and conference events in the United States, for total cash consideration of $950 million and recorded a gain of $290 million.  The consolidated statements of operations reflect the operating results of this business as a discontinued operation.

In March 2013, we completed the exit and shut down of one of our legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The consolidated statements of operations reflect the operating results of this business as a discontinued operation.

Summarized results of operations for discontinued operations are as follows:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Revenue	$103	$205	$204
Operating income	35	72	68
Interest expense (1)	(8)	(23)	(28)
Income from operations before income taxes	27	49	40
Provision for income taxes	(12)	(18)	(16)
Income from operations	15	31	24
Gain on sale, net of tax (2)	290	—	1
Net (loss)/income attributable to noncontrolling interest	—	(1)	1
Income from discontinued operations, net of tax	$305	$30	$26

(1)

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the years ended December 31, 2013, 2012 and 2011, interest expense of $8 million $23 million and $28 million, respectively, and was allocated to discontinued operations.

(2)	The gain for the year ended December 31, 2011 primarily related to the Publications property that was previously sold.

Following are the major categories of cash flows from discontinued operations, as included in our consolidated statements of cash flows:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Net cash provided by operating activities	$36	$67	$81
Net cash used in investing activities	—	(11)	(6)
Net cash used in financing activities	—	—	—
	$36	$56	$75

Transactions with Sponsors

On May 17, 2006, Nielsen, formerly known as Valcon Acquisition Holding B.V., was formed by investment funds associated with the Original Sponsors as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). On May 24, 2006, The Nielsen Company B.V. (“TNC B.V.”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of Nielsen (herein referred to as the “Valcon Acquisition”).

In connection with the Valcon Acquisition, certain of our subsidiaries and the Sponsors entered into Advisory Agreements (the “Sponsor Advisory Agreements”), which provided for an annual management fee, in connection with planning, strategy, oversight and support to management, and were payable quarterly and in advance to each Sponsor, on a pro rata basis, for the eight year duration of the agreements, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement (the “Sponsor Advisory Fees”).

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

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
U.S. Dollar	52%	51%	48%
Euro	12%	12%	15%
Other Currencies	36%	37%	37%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.33 to €1.00, $1.29 to €1.00 and $1.39 to €1.00 for the years ended December 31, 2013, 2012 and 2011, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction (losses)/gains, net in the consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

In January 2014, Venezuela announced the establishment of a dual exchange rate system. A rate of 6.3 Venezuelan Bolivares Fuertes to the US dollar will be applied to priority sectors, such as food and medicine, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions. Nielsen is in the process of analyzing the impact, if any, of this change on its 2014 consolidated financial statements. As of December 31, 2013, net monetary assets subject to revaluation in Venezuela were $38 million.

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

Results of Operations – Years Ended December 31, 2013, 2012 and 2011

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Revenues	$5,703	$5,407	$5,328
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,398	2,225	2,188
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,815	1,724	1,829
Depreciation and amortization	510	493	502
Restructuring charges	119	85	83
Operating income	861	880	726
Interest income	2	4	6
Interest expense	(309)	(390)	(449)
Foreign currency exchange transaction losses, net	(25)	(17)	(9)
Other expense, net	(9)	(118)	(210)
Income from continuing operations before income taxes and equity in net income of affiliates	520	359	64
Provision for income taxes	(91)	(122)	(6)
Equity in net income of affiliates	2	5	3
Income from continuing operations	431	242	61
Income from discontinued operations, net of tax	305	30	26
Net income	736	272	87
Net (loss)/income attributable to noncontrolling interests	(4)	(1)	3
Net income attributable to Nielsen stockholders	$740	$273	$84

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Net income	$736	$272	$87
Income from discontinued operations, net	(305)	(30)	(26)
Interest expense, net	307	386	443
Provision for income taxes	91	122	6
Depreciation and amortization	510	493	502
EBITDA	1,339	1,243	1,012
Equity in net income of affiliates	(2)	(5)	(3)
Other non-operating expense, net	34	135	219
Restructuring charges	119	85	83
Stock-based compensation expense	47	34	27
Other items(a)	80	12	112
Adjusted EBITDA	$1,617	$1,504	$1,450

(a)

For the year ended December 31, 2013, other items consist primarily of one-time items associated with the acquisition of Arbitron, including non-cash purchase accounting adjustments and transaction-related costs. For the year ended December 31, 2012, other items consist primarily of transaction-related costs. For the year ended December 31, 2011, other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to public offerings and other transaction-related costs.

Consolidated Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Revenues increased 5.5% to $5,703 million for the year ended December 31, 2013 from $5,407 million for the year ended December 31, 2012, or 6.4% on a constant currency basis, which excludes a 0.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact from the acquisition of Arbitron, revenues increased 3.0% (3.9% on a constant currency basis). Revenues within our Buy segment increased 1.9% (3.1% on a constant currency basis) while revenues within our Watch segment increased 11.2% (11.7% on a constant currency basis). Excluding the impact from the acquisition of Arbitron, revenues within our Watch segment increased 4.7% (5.2% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 7.8% to $2,398 million for the year ended December 31, 2013 from $2,225 million for the year ended December 31, 2012, or 8.5% on a constant currency basis, excluding a 0.7% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 4.9% (5.8% on a constant currency basis) due primarily to investments in the continued global expansion of our services as well as investment in our footprint in the emerging markets. Costs within our Watch segment increased 12.6% (13.2% on a constant currency basis) primarily due to the impact of the Arbitron acquisition on September 30, 2013 and spending on product portfolio management initiatives. Corporate costs increased by approximately $3 million in 2013 as compared to 2012.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 5.3% to $1,815 million for the year ended December 31, 2013 from $1,724 million for the year ended December 31, 2012, or an increase of 6.1% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.8% (1.7% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment increased 14.6% (15.5% on a constant currency basis) primarily due to the impact of the Arbitron acquisition on September 30, 2013. Corporate costs increased by $21 million due to higher transaction-related costs.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations was $510 million for the year ended December 31, 2013 as compared to $493 million for the year ended December 31, 2012. The increase was primarily driven by increases in depreciation and amortization expense associated with the tangible and intangible assets acquired as part of the Arbitron acquisition on September 30, 2013. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations increased to $162 million for the year ended December 31, 2013 from $145 million for the year ended December 31, 2012 resulting from higher amortization on the assets acquired as part of the Arbitron acquisition on September 30, 2013.

Restructuring Charges

We recorded $119 million in restructuring charges for the year ended December 31, 2013, primarily related to employee severance associated with productivity initiatives and contract termination costs.

We recorded $85 million in restructuring charges for the year ended December 31, 2012, of which $5 million related to property lease termination charges with the remainder relating to severance costs associated with employee terminations.

Operating Income

Operating income for the year ended December 31, 2013 was $861 million compared to operating income of $880 million for the year ended December 31, 2012. Operating income of $399 million for the year ended December 31, 2013 within our Buy segment decreased from $403 million for the year ended December 31, 2012. Operating income within our Watch segment of $570 million for the year ended December 31, 2013 increased from $553 million for the year ended December 31, 2012. Corporate operating expenses increased to $108 million for the year ended December 31, 2013 from $76 million for the year ended December 31, 2012.

Interest Expense

Interest expense was $309 million for the year ended December 31, 2013 compared to $390 million for the year ended December 31, 2012. The decline primarily related to our refinancing of the 11.5% senior notes and our 8.5% senior secured term loan in the fourth quarter of 2012, the impact of our refinancing of the Class A, B, and C senior secured term loans in February 2013, the maturity of the mandatory convertible debt in February 2013 and the refinancing of the 11.625% senior notes in October 2013.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 for the year ended December 31, 2013 as compared to $1.29 to €1.00 for the year ended December 31, 2012.

We incurred $25 million and $17 million in net foreign currency exchange losses for the year ended December 31, 2013 and 2012, respectively. The loss in 2013 resulted primarily from the devaluation of the Venezuela Bolivars Fuertes as discussed in the “Foreign Currency” section of the “Factors Affecting Nielsen’s Financial Results” and the fluctuations of certain foreign currencies associated with a portion of our intercompany loan portfolio. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio.

Other Expense, Net

The $9 million of other expense, net for the year ended December 31, 2013, consists primarily of the write-off of deferred financing costs and other costs of $12 million associated with the amendment to our Senior Secured Credit Agreement,  charges of $12 million associated with the unused bridge loan terminated as part of the Arbitron acquisition and charges of approximately $8 million related to the redemption of all of our 11.625% Senior Notes due 2014, partially offset by the gain of $24 million from the step acquisition of Scarborough.

The $118 million of other expense, net for the year ended December 31, 2012, consists of charges of $115 million associated with the redemption and retirement of our 11.50% Senior Notes due 2016 and the prepayment of our 8.50% Senior Secured Term Loan due 2017, a $6 million write-down of an investment in an equity security, and a $6 million charge associated with extinguishment of our term loan due in 2013, partially offset by a $10 million gain on the acquisition of a previously nonconsolidated business.

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Affiliates

Income was $520 million for the year ended December 31, 2013 compared to $359 million for the year ended December 31, 2012 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2013 and 2012 were 18% and 34%, respectively.

The effective tax rate for the year ended December 31, 2013 was lower than the statutory expense rate due to the favorable impact of certain financing activities and the net release of valuation allowances partially offset by an increase in accruals for our uncertain tax position and tax rate differences in the other jurisdictions where we file tax returns, US state and local and other withholding taxes. The effective tax rate for the year ended December 31, 2012 was higher than the statutory expense rate due to the impact of distributions from foreign subsidiaries, tax rate differences in the other jurisdictions where we file tax returns, US state and local and other withholding taxes, offset by the favorable impact of certain financing activities, the net release of valuation allowances and changes in deferred tax rates.

At December 31, 2013 and 2012, we had gross uncertain tax positions of $475 million and $409 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2013 and 2012 of $52 million and $45 million, respectively.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $47 million to $57 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Adjusted EBITDA

Adjusted EBITDA increased 7.5% to $1,617 million for the year ended December 31, 2013 from $1,504 million for the year ended December 31, 2012, or 8.7% on a constant currency basis. Our Adjusted EBITDA margin increased to 28.35% for the year ended December 31, 2013 from 27.82% for the year ended December 31, 2012. See “Results of Operations – (Years Ended December 31, 2013, 2012 and 2011)” for the reconciliation of net income to Adjusted EBITDA.

Consolidated Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

Revenues increased 1.5% to $5,407 million for the year ended December 31, 2012 from $5,328 million for the year ended December 31, 2011, or 4.1% on a constant currency basis, which excludes a 2.6% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment were flat (an increase of 3.6% on a constant currency basis) while revenues within our Watch segment increased 3.9% (4.8% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 1.7% to $2,225 million for the year ended December 31, 2012 from $2,188 million for the year ended December 31, 2011, or 4.5% on a constant currency basis, excluding a 2.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 2.4% (6.4% on a constant currency basis) due primarily to investments in the continued global expansion of our services and higher retail measurement costs, substantially offset by favorable impact of changes in foreign currency exchange rates. Costs within our Watch segment increased 1.0% (1.9% on a constant currency basis) as increases in spending on product portfolio management initiatives more than offset the impact of productivity initiatives and the favorable impact of foreign currency exchange rates. Corporate costs decreased by approximately $3 million in 2012 as compared to 2011 driven by cost savings initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses decreased 5.7% to $1,724 million for the year ended December 31, 2012 from $1,829 million for the year ended December 31, 2011, or a decrease of 3.4% on a constant currency basis, excluding a 2.3% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 1.4% (an increase of 1.8% on a constant currency basis) due primarily to the impact of productivity initiatives and the favorable impact of changes in foreign currency exchange rates, which more than offset increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment were flat (an increase of 1.0% on a constant currency basis) due primarily to increased investment in product development initiatives offset by the favorable impact of changes in foreign currency exchange rates. Corporate costs decreased by $88 million due to a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements recorded in 2011 offset by higher transaction-related fees in 2012.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations was $493 million for the year ended December 31, 2012 as compared to $502 million for the year ended December 31, 2011. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $145 million for the year ended December 31, 2012 from $161 million for the year ended December 31, 2011 resulting from lower amortization on purchase price adjustments from the acquisition for certain assets that became fully amortized. The decline was primarily offset by increases in depreciation and amortization expense associated with the timing of capital expenditures versus the prior year.

Restructuring Charges

We recorded $85 million in restructuring charges for the year ended December 31, 2012, of which $5 million related to property lease termination charges with the remainder relating to severance costs associated with employee terminations.

We recorded $83 million in restructuring charges for the year ended December 31, 2011 primarily related to severance costs associated with employee terminations.

Operating Income

Operating income for the year ended December 31, 2012 was $880 million compared to operating income of $726 million for the year ended December 31, 2011. Operating income of $403 million for the year ended December 31, 2012 within our Buy segment decreased from $424 million for the year ended December 31, 2011. Operating income within our Watch segment of $553 million for the year ended December 31, 2012 increased from $472 million for the year ended December 31, 2011. Corporate operating expenses decreased to $76 million for the year ended December 31, 2012 from $170 million for the year ended December 31, 2011.

Interest Expense

Interest expense was $390 million for the year ended December 31, 2012 compared to $449 million for the year ended December 31, 2011. The decline primarily related to the impact of debt retirements from our initial public offering of common stock in 2011, lower interest cost on our derivative instruments as well as our debt refinancing of our 11.50% Senior Notes and our 8.50% Senior Secured Term Loan with our 4.50% Senior Notes in the fourth quarter of 2012.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of certain external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.29 to €1.00 for the year ended December 31, 2012 as compared to $1.39 to €1.00 for the year ended December 31, 2011.

We incurred $17 million and $9 million in net foreign currency exchange losses for the year ended December 31, 2012 and 2011, respectively. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio partially offset by the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan.

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

The $210 million of other expense, net amount for the year ended December 31, 2011 includes charges of $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from our initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $10 million of other gains primarily related to an acquisition of the remaining interest of a previously nonconsolidated subsidiary and $12 million of other gains, primarily relating to the settlement of certain patent infringement matters.

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Affiliates

Income was $359 million for the year ended December 31, 2012 compared to $64 million for the year ended December 31, 2011 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2012 and 2011 were 34% and 9%, respectively.

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

At December 31, 2012 and 2011, we had gross uncertain tax positions of $409 million and $370 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2012 and 2011 of $45 million and $33 million, respectively.

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

Adjusted EBITDA

Adjusted EBITDA increased 3.7% to $1,504 million for the year ended December 31, 2012 from $1,450 million for the year ended December 31, 2011, or 6.0% on a constant currency basis. Our Adjusted EBITDA margin increased to 27.82% for the year ended December 31, 2012 from 27.21% for the year ended December 31, 2011. See “Results of Operations – (Years Ended December 31, 2013, 2012 and 2011)” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2013 compared to the year ended December 31, 2012, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2013	Year Ended December 31, 2012	% Variance 2013 vs. 2012 Reported	Year Ended December 31, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Revenues by segment
Buy(b)	$3,406	$3,341	1.9%	$3,305	3.1%
Watch(a) (b)	2,297	2,066	11.2%	2,056	11.7%
Total	$5,703	$5,407	5.5%	$5,361	6.4%
(a)

The Watch segment includes the Arbitron (Nielsen Audio) results for the fourth quarter of 2013. Excluding the impact from the Arbitron acquisition, total Nielsen revenue was $5,569 million, an increase of 3.0% (3.9% on a constant currency basis) and the Watch segment revenue was $2,163 million, an increase of 4.7% (5.2% on a constant currency basis).

(b)

During the fourth quarter of 2013, to conform to a change in management reporting, we reclassified two products from the Buy segment to the Watch segment.  The business segment results have been reclassified for comparison purposes for all periods presented in the consolidated financial statements.

Buy Segment Revenues

Revenues increased 1.9% to $3,406 million for the year ended December 31, 2013 from $3,341 million for the year ended December 31, 2012, or 3.1% on a constant currency basis. Revenues from Developing markets increased 3.5% (7.2% on a constant currency basis) and revenues from Developed markets increased 1.2% for the period (1.0% on a constant currency basis).

Revenues from Information services increased 2.0% to $2,648 million for the year ended December 31, 2013 from $2,595 million for the year ended December 31, 2012, or 3.0% on a constant currency basis. Revenues from Developing markets increased 2.7% (6.6% on a constant currency basis) due to continued expansion of our retail measurement and services to both new and existing customers. Revenues from Developed markets increased 1.7% (1.4% on a constant currency basis). Growth was impacted by no longer benefiting from the additional retail measurement coverage in the U.S. driven by Wal-Mart and softness in Western Europe.

Revenues from Insights services increased 1.6% to $758 million for the year ended December 31, 2013 from $746 million for the year ended December 31, 2012, (3.1% on a constant currency basis) driven by increased demand for our analytical services  in the developing countries around the world.

Watch Segment Revenues

Revenues increased 11.2% to $2,297 million for the year ended December 31, 2013 from $2,066 million for the year ended December 31, 2012, or 11.7% on a constant currency basis. Excluding the impact from the Arbitron acquisition, revenues increased 4.7% (5.2% on a constant currency basis). Audience measurement revenue, excluding Arbitron (Nielsen Audio), grew 5.2% (5.7% on a constant currency basis) driven by increases in spending from existing customers, international expansion of our services to both new and existing customers, accelerated growth of our new digital products and increased growth in Ad Solutions.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2013 and 2012, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2013 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$399	$47	$199	$14	$1	$660
Watch	570	55	302	11	51	989
Corporate and Eliminations	(108)	17	9	22	28	(32)
Total Nielsen	$861	$119	$510	$47	$80	$1,617
YEAR ENDED DECEMBER 31, 2012 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$403	$58	$197	$10	$8	$676
Watch	553	20	285	7	(9)	856
Corporate and Eliminations	(76)	7	11	17	13	(28)
Total Nielsen	$880	$85	$493	$34	$12	$1,504

(1)

For the year ended December 31, 2013, other items consist primarily of one-time items associated with the acquisition of Arbitron, including non-cash purchase accounting adjustments and transaction-related costs. For the year ended December 31, 2012, other items consist primarily of transaction-related costs.

(IN MILLIONS)	Year Ended December 31, 2013	Year Ended December 31, 2012	% Variance 2013 vs. 2012 Reported	Year Ended December 31, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$660	$676	(2.4)%	$663	(0.5)%
Watch	989	856	15.5%	851	16.2%
Corporate and Eliminations	(32)	(28)	NA	(27)	NA
Total Nielsen	$1,617	$1,504	7.5%	$1,487	8.7%

Buy Segment Profitability

Operating income was $399 million for the year ended December 31, 2013 as compared to $403 million for the year ended December 31, 2012 as the increase in revenue mentioned above was more than offset by investments in Developing markets expansion and increases in retail measurement costs. Non-GAAP business segment income decreased 0.5% on a constant currency basis.

Watch Segment Profitability

Operating income was $570 million for the year ended December 31, 2013 as compared to $553 million for the year ended December 31, 2012. The increase was driven by the revenue performance discussed above, partially offset by higher depreciation and amortization expense and restructuring charges resulting from the Arbitron acquisition. Non-GAAP business segment income increased 16.2% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $108 million for the year ended December 31, 2013 as compared to $76 million for the year ended December 31, 2012 due to increases in restructuring charges, transaction-related costs and stock-based compensation expense.

Business Segment Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

The table below sets forth our segment revenue growth data for the year ended December 31, 2012 compared to the year ended December 31, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2012	Year Ended December 31, 2011	% Variance 2012 vs. 2011 Reported	Year Ended December 31, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$3,341	$3,339	0.1%	$3,224	3.6%
Watch	2,066	1,989	3.9%	1,971	4.8%
Total	$5,407	$5,328	1.5%	$5,195	4.1%

Buy Segment Revenues

Revenues increased 0.1% to $3,341 million for the year ended December 31, 2012 from $3,339 million for the year ended December 31, 2011, or 3.6% on a constant currency basis. Revenues from Developing markets increased 0.5% (6.3% on a constant currency basis) and revenues from Developed markets decreased 0.2% for the period (an increase of 2.3% on a constant currency basis).

Revenues from Information services increased 2.4% to $2,595 million for the year ended December 31, 2012 from $2,534 million for the year ended December 31, 2011, or 6.3% on a constant currency basis, excluding a 3.9% unfavorable impact of changes in foreign currency exchange rates. Revenues from Developing markets increased 3.0% during the period (an increase of 9.1% on a constant currency basis) as growth driven by the continued expansion of both our retail measurement and consumer panel services to both new and existing clients and new markets was substantially offset by the unfavorable impact of changes in foreign currency exchange rates. Revenues from Developed markets increased 2.1% (4.9% on a constant currency basis) as growth in retail measurement services in North America was partially offset by a soft Western Europe market as well as the unfavorable impact of changes in foreign currency exchange rates.

Revenues from Insights services decreased 7.3% to $746 million for the year ended December 31, 2012 from $805 million for the year ended December 31, 2011, or a decrease of 4.6% on a constant currency basis, excluding a 2.7% unfavorable impact of changes in foreign currency exchange rates. Growth in North America of 2% was more than offset by the unfavorable impact of changes in foreign currency exchange rates and decreases in discretionary client spending in Western Europe.

Watch Segment Revenues

Revenues increased 3.9% to $2,066 million for the year ended December 31, 2012 from $1,989 million for the year ended December 31, 2011, or 4.8% on a constant currency basis. Audience measurement grew 5.1% (6.0% on a constant currency basis) driven by increases in spending from both new and existing clients.

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

YEAR ENDED DECEMBER 31, 2012 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$403	$58	$197	$10	$8	$676
Watch	553	20	285	7	(9)	856
Corporate and Eliminations	(76)	7	11	17	13	(28)
Total Nielsen	$880	$85	$493	$34	$12	$1,504

YEAR ENDED DECEMBER 31, 2011 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$424	$57	$192	$8	$4	$685
Watch	472	15	300	5	—	792
Corporate and Eliminations	(170)	11	10	14	108	(27)
Total Nielsen	$726	$83	$502	$27	$112	$1,450

(1)

For the year ended December 31, 2012, other items consist primarily of transaction-related costs. Other items primarily consist of Sponsor Advisory Fees (including termination payments of $102 million), costs related to our initial public offering and other transaction-related costs for the year ended December 31, 2011.

(IN MILLIONS)	Year Ended December 31, 2012	Year Ended December 31, 2011	% Variance 2012 vs. 2011 Reported	Year Ended December 31, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$676	$685	(1.3)%	$657	2.9%
Watch	856	792	8.2%	789	8.5%
Corporate and Eliminations	(28)	(27)	NA	(27)	NA
Total Nielsen	$1,504	$1,450	3.7%	$1,419	6.0%
Buy Segment Profitability.

Operating income was $403 million for the year ended December 31, 2012 as compared to $424 million for the year ended December 31, 2011 as the increase in revenues mentioned above was more than offset by the unfavorable impact of changes in foreign currency exchange rates, investments in Developing markets expansion, increases in retail measurement costs, and higher depreciation and amortization expense. Non-GAAP business segment income increased 2.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $553 million for the year ended December 31, 2012 as compared to $472 million for the year ended December 31, 2011. The increase was primarily driven by the revenue performance discussed above and decreased depreciation and amortization expense. This performance was offset in part by increased investment in audience measurement initiatives, the unfavorable impact of changes in foreign currency exchange rates and higher restructuring charges. Non-GAAP business segment income increased 8.5% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $76 million for the year ended December 31, 2012 as compared to $170 million for the year ended December 31, 2011 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011, partially offset by additional transaction-related costs in 2012.

Liquidity and Capital Resources

We have consistently generated strong cash flows from operations, providing a source of funds ranging between $641 million and $901 million per year over the past three years. We provide for additional liquidity through several sources including, maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2013, 2012 and 2011:

(IN MILLIONS)	2013	2012	2011
Net cash from operating activities	$901	$784	$641
Cash and short-term marketable securities	$564	$288	$319
Revolving credit facility	$635	$635	$635

Of the $564 million in cash and cash equivalents, approximately $459 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

During 2013, we continued to focus on de-levering our balance sheet, extending debt maturities and reducing cash interest expense through the re-pricing of $3 billion of our term loan facility, the issuance of $625 million of 5.50% Senior Notes and the redemption of our remaining high-yield debt.  The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the last three years.

	2013	2012	2011
Weighted average interest rate	4.28%	5.02%	5.80%
Cash paid for interest, net of amounts capitalized (in millions)	$304	$384	$446

As a result of the strong cash flow performance and the aforementioned initiatives, in 2013 our board of directors adopted a cash dividend policy with the present intent to pay quarterly cash dividends on our outstanding common stock and approved a share repurchase program for up to $500 million of our outstanding common stock.  During 2013, we paid $265 million in cash dividends and repurchased 289,839 shares of our common stock for $11 million. The dividend policy and the payment of future cash dividends are subject to the discretion of our Board of Directors.

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

Long-term borrowings

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2013:

(IN MILLIONS)	Weighted Interest Rate	Carrying Amount
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.92%) due 2016		$2,507
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.17%) due 2017		1,115
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.15%) due 2016		394
Total senior secured credit facilities (with weighted average interest rate)	2.89%	4,016

$1,080 million 7.75% senior debenture loan due 2018		1,083
$800 million 4.5% senior debenture loan due 2020		800
$625 million 5.5% senior debenture loan due 2020		625
Total debenture loans (with weighted average interest rate)	6.51%	2,508
Other loans		5
Total long-term debt	4.28%	6,529
Capital lease and other financing obligations		111
Total debt and other financing arrangements		6,640
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		148
Non-current portion of long-term debt and capital lease and other financing obligations		$6,492

Term Loan Facilities

In August 2006, certain of our subsidiaries entered into the Senior Secured Credit Agreement that was amended and restated in June 2009, February 2012 and February 2013. The Senior Secured Credit Agreement provides for term loan facilities as shown in the table above.

In February 2012, the Senior Secured Credit Agreement was amended and restated to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million. Borrowings under this new term loan facility bear interest at a rate as determined by the type of borrowing, equal to either the “base rate” or LIBOR rate, plus, in each case, an applicable margin. The applicable margin on base rate loans under this new term loan facility ranges from 0.75% to 1.50% based on a total leverage ratio. The applicable margin on LIBOR loans under this new term loan facility ranges from 1.75% to 2.50% based on the total leverage ratio. Loans under this new term loan facility mature in full in February 2017, but the maturity date shall be January 2016 if at such time there is more than $750 million in the aggregate of existing other term loans under the Senior Secured Credit Agreement with a maturity of May 2016. The loans under this new term loan facility are required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 10% in the third year, 10% in the fourth year and 70% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.33% of the original principal amount of loans in each of the first three quarters and the remaining principal balance due in February 2017 (unless repayment is required in January 2016 as indicated above)). Loans under this new term loan facility are secured on a pari passu basis with the Company’s existing obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement.

In February 2013, the Second Amended and Restated Senior Secured Credit Agreement was amended and restated to provide for a new class of term loans (the “Class E Term Loans”) in an aggregate principal amount of $2,532 million and €289 million, the proceeds of which were used to repay or replace in full a like amount of our existing Class A Term Loans maturing August 9, 2013, Class B Term Loans maturing May 1, 2016 and Class C Term Loans maturing May 1, 2016. As a result of this transaction, the Company recorded a charge of $12 million primarily related to the write-off of previously capitalized deferred financing fees associated with the Class A, B and C term loans to other expense, net in the consolidated statement of operations.

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

Class E Term Loan denominated in Euros bear interest equal to the eurocurrency rate plus an applicable margin of 3.00%. The newly Amended and Restated Senior Secured Credit Agreement contains substantially the same affirmative and negative covenants as those of the Existing Credit Agreement, as amended, other than certain amendments to the limitation on the ability of Nielsen and certain of its subsidiaries and affiliates to incur indebtedness and make investments.

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $5.7 billion at December 31, 2013. In addition, these entities are required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. Neither we nor TNC B.V. is currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Obligations under the Senior Secured Credit Agreement (“Credit Agreement”) are guaranteed by TNC B.V., substantially all of the wholly-owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the senior secured credit facilities.

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

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of December 31, 2013, we were in full compliance with the covenants described above.

Pursuant to our Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2013, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2014 results, and although we do not expect to be required to issue any mandatory repayments in 2014 or beyond, it is uncertain at this time if any such payments will be required in future periods.

Revolving Credit Facility

The Senior Secured Credit Agreement, as amended, also contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. The revolving credit commitments totals $635 million with a final maturity date of April 2016.

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

As of December 31, 2013 and 2012, we had no borrowings outstanding, but had outstanding letters of credit of $12 million and $13 million, respectively. As of December 31, 2013, we had $623 million available for borrowing under the revolving credit facility.

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

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividend policy by our board of directors, under which we have paid $265 million in cash dividends during 2013. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on our common stock during 2013.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20

No dividends were declared or paid on our common stock during 2012 or 2011.

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2013 Annual General Meeting of Shareholders. As of December 31, 2013, we have purchased 289,839 shares of our common stock at an average price of $39.49 per share (total consideration of $11 million) under this program.

Secondary Offerings

In 2013, three secondary public offerings totaling 111,064,884 shares of our common stock were completed on behalf of certain selling stockholders, primarily comprised of the Sponsor group, at a weighted average price of $35.27 per share. All proceeds were received by the selling stockholders and the offerings did not have a significant impact on our operating results or financial position.

Cash Flows 2013 versus 2012

Operating activities. Net cash provided by operating activities was $901 million for the year ended December 31, 2013, compared to $784 million for the year ended December 31, 2012. This increase was driven by the Adjusted EBITDA performance described above and by the timing of vendor and employee payroll payments. Our key collections performance measure, days billing outstanding (DBO), decreased by 1 day for the year ended December 31, 2013 compared to a 1 day increase for the year ended December 31, 2012.

Investing activities. Net cash used in investing activities was $687 million for the year ended December 31, 2013, compared to $522 million for the year ended December 31, 2012. The primary driver for the increased usage of cash from investing activities was the increase in acquisition payments in connection with the Arbitron acquisition partially offset by proceeds received from the sale of our Expositions business.

Financing activities. Net cash provided by financing activities was $83 million for the year ended December 31, 2013, compared to a use of $298 million for the year ended December 31, 2012. The increase in cash provided by financing activities was driven by proceeds from the issuances of debt, partially offset by dividends paid on our common stock and debt repayments.

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

Financing activities . Net cash used in financing activities was $298 million for the year ended December 31, 2012, compared to $250 million for the year ended December 31, 2011. The increase in the cash used by financing activities was driven by the repayment of outstanding debt, partially offset by the proceeds received from the issuances of debt.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $374 million, $358 million and $367 million in 2013, 2012 and 2011, respectively.

Commitments and Contingencies

Outsourced Services Agreements

In February 2013, we amended our Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, we have increased our commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”) until the Minimum Commitment is met. TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will globally provide us with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. As we order specific services under the Agreement, the parties will execute Statements Of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable.

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

As a result of this agreement, during the year ended December 31, 2013, we recorded a charge of $4 million in selling, general and administrative expenses in the consolidated statement of operations representing the uninsured deposits either contributed to make up losses of Cyprus Popular Bank or converted into Class A shares of BoC, as described above. We do not expect this agreement to significantly impact future operating results.

Other Contractual Obligations

Our other contractual obligations include capital lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

At December 31, 2013, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $527 million of unrecognized tax benefits (which includes interest and penalties of $52 million) have been excluded from the contractual obligations table below. See Note 14 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2014	2015	2016	2017	2018	Thereafter
Capital lease obligations(a)	$161	$19	$18	$18	$16	$14	$76
Operating leases(b)	395	92	71	62	50	43	77
Other contractual obligations(c)	1,474	556	473	347	49	40	9
Long-term debt, including current portion(a)	6,529	136	156	2,996	733	1,083	1,425
Interest(d)	1,203	280	273	204	155	133	158
Pension fund obligations(e)	41	41	—	—	—	—	—
Total	$9,803	$1,124	$991	$3,627	$1,003	$1,313	$1,745

(a)

Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 11 – “Long-Term Debt and Other Financing Arrangements” – to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 16 – “Commitments and Contingencies” – to our consolidated financial statements.
(c)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments as of December 31, 2013 under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy our obligations. As of December 31, 2013, the remaining TCS commitment was approximately $1,000 million.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2013.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $51 million, $64 million and $54 million during 2013, 2012 and 2011, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2014. See Note 10 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2013, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $12 million at December 31, 2013.

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

Summary of Recent Accounting Pronouncements

Reclassification from accumulated other comprehensive income

In February 2013, the FASB issued an accounting update “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. We have presented the significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification in Note 6 to our consolidated financial statements. This amended guidance does not have any other impact on our consolidated financial statements.

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

Income Taxes

In July 2013, the FASB issued an accounting update, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The adoption of this update did not have a significant impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

We operate globally and we predominantly generate revenues and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2013 and 2012:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2013
Revenues	52%	12%	36%
Operating costs	51%	12%	37%
Year ended December 31, 2012
Revenues	51%	12%	37%
Operating costs	49%	13%	38%

Based on the year ended December 31, 2013, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $7 million annually, with an immaterial impact on operating income.

We have operations in both our Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. In 2010, we evaluated the new exchange rate system and concluded that the local currency transactions will be denominated in U.S. dollars effective as of January 1, 2010 and until Venezuela’s currency is deemed to be non-hyperinflationary

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction losses, net in the consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

In January 2014, Venezuela announced the establishment of a dual exchange rate system. A rate of 6.3 Venezuelan Bolivares Fuertes to the US dollar will be applied to priority sectors, such as food and medicine, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions. We are in the process of analyzing the impact, if any, of this change on our 2014 consolidated financial statements. As of December 31, 2013, net monetary assets subject to revaluation in Venezuela were $38 million.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2013, we had $4,016 million of floating-rate debt under our senior secured credit facilities, of which $2,872 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $11 million ($40 million without giving effect to any of our interest rate swaps).

In October and November 2013, we entered into $1,000 million in aggregate notional amount of three-year interest rate swap agreements with starting dates in November 2013. These agreements fix the LIBOR related portion of interest rates of a corresponding amount of our variable-rate debt at a weighted average rate of 0.46%. The commencement date of these interest rate swaps coincided with the $1,000 million aggregate notional amount of interest rate swaps that matured in November 2013. These derivative instruments have been designated as interest rate cash flow hedges.

In July 2013, we entered into $575 million in aggregate notional amount of three-year interest swap agreements with starting dates in July 2013. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.67%. These derivative instruments have been designated as interest rate cash flow hedges.

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

Nielsen Holdings N.V.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2013.

Ernst & Young LLP, independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting. The Company’s financial statements included in this annual report on Form 10-K also have been audited by Ernst & Young LLP. Their reports follow.

/s/ Dwight M. Barns	/s/ Brian West
Dwight M. Barns	Brian West
Chief Executive Officer	Chief Financial Officer
February 21, 2014

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board and Stockholders

of Nielsen Holdings N.V.

We have audited Nielsen Holdings N.V.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Nielsen Holdings N.V. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nielsen Holdings N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nielsen Holdings N.V. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2013 of Nielsen Holdings N.V. and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board and Stockholders

of Nielsen Holdings N.V.

We have audited the accompanying consolidated balance sheets of Nielsen Holdings N.V. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nielsen Holdings N.V. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nielsen Holdings N.V.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 21, 2014

Nielsen Holdings N.V.

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2013	2012	2011
Revenues	$5,703	$5,407	$5,328
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,398	2,225	2,188
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,815	1,724	1,829
Depreciation and amortization	510	493	502
Restructuring charges	119	85	83
Operating income	861	880	726
Interest income	2	4	6
Interest expense	(309)	(390)	(449)
Foreign currency exchange transaction losses, net	(25)	(17)	(9)
Other expense, net	(9)	(118)	(210)
Income from continuing operations before income taxes and equity in net income of affiliates	520	359	64
Provision for income taxes	(91)	(122)	(6)
Equity in net income of affiliates	2	5	3
Income from continuing operations	431	242	61
Income from discontinued operations, net of tax	305	30	26
Net income	736	272	87
Net (loss)/income attributable to noncontrolling interests	(4)	(1)	3
Net income attributable to Nielsen stockholders	$740	$273	$84
Net income per share of common stock, basic
Income from continuing operations	$1.16	$0.67	$0.17
Discontinued operations, net of tax	0.81	0.08	0.07
Net income attributable to Nielsen stockholders	$1.97	$0.75	$0.24
Net income per share of common stock, diluted
Income from continuing operations	$1.14	$0.66	$0.17
Discontinued operations, net of tax	0.80	0.08	0.07
Net income attributable to Nielsen stockholders	$1.94	$0.75	$0.23
Weighted-average shares of common stock outstanding, basic	375,797,629	361,787,868	352,469,181
Dilutive shares of common stock	5,130,337	4,523,116	5,032,773
Weighted-average shares of common stock outstanding, diluted	380,927,966	366,310,984	357,501,954
Dividends declared per common share	$0.72	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Net income	$736	$272	$87
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments(1)	(99)	74	(135)
Available for sale securities(2)	9	(1)	1
Changes in the fair value of cash flow hedges(3)	8	1	1
Defined benefit pension plan adjustments(4)	30	(105)	(71)
Total other comprehensive loss	(52)	(31)	(204)
Total comprehensive income/(loss)	684	241	(117)
Comprehensive (loss)/income attributable to noncontrolling interests	(2)	2	2
Total comprehensive income/(loss) attributable to Nielsen stockholders	$686	$239	$(119)
(1)	Net of tax of $3 million, $2 million and $6 million for the year ended December 31, 2013, 2012 and 2011 respectively.

(2)	Net of tax of $6 million, $0 million and $1 million for the year ended December 31, 2013, 2012 and 2011 respectively.

(3)	Net of tax of $5 million, $(1) million and $1 million for the year ended December 31, 2013, 2012 and 2011 respectively.

(4)	Net of tax of $18 million, $23 million and $29 million for the year ended December 31, 2013, 2012 and 2011 respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings N.V.

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2013	2012
Assets:
Current assets
Cash and cash equivalents	$564	$288
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $39 and $38 as of December 31, 2013 and 2012, respectively	1,196	1,110
Prepaid expenses and other current assets	374	278
Total current assets	2,134	1,676
Non-current assets
Property, plant and equipment, net	560	560
Goodwill	7,684	7,352
Other intangible assets, net	4,781	4,555
Deferred tax assets	115	170
Other non-current assets	256	272
Total assets	$15,530	$14,585
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,026	$967
Deferred revenues	306	373
Income tax liabilities	55	56
Current portion of long-term debt, capital lease obligations and short-term borrowings	148	355
Total current liabilities	1,535	1,751
Non-current liabilities
Long-term debt and capital lease obligations	6,492	6,229
Deferred tax liabilities	864	1,006
Other non-current liabilities	832	621
Total liabilities	9,723	9,607
Commitments and contingencies (Note 16)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 379,044,531 and 362,733,010 and shares issued and 378,635,464 and 362,519,883 shares outstanding at December 31, 2013 and 2012, respectively	32	30
Additional paid-in capital	6,596	6,485
Accumulated deficit	(512)	(1,252)
Accumulated other comprehensive loss, net of income taxes	(387)	(333)
Total Nielsen stockholders’ equity	5,729	4,930
Noncontrolling interests	78	48
Total equity	5,807	4,978
Total liabilities and equity	$15,530	$14,585

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Operating Activities
Net income	$736	$272	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	47	34	27
Gain on sale of discontinued operations, net of tax	(290)	—	(1)
Deferred income taxes	(107)	47	(124)
Currency exchange rate differences on financial transactions and other losses	40	141	213
Equity in net income from affiliates, net of dividends received	2	3	7
Depreciation and amortization	521	520	529
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(84)	(13)	(71)
Prepaid expenses and other current assets	21	(18)	(37)
Accounts payable and other current liabilities and deferred revenues	(55)	(190)	(32)
Other non-current liabilities	(6)	(10)	(2)
Interest payable	13	29	31
Income taxes payable	63	(31)	14
Net cash provided by operating activities	901	784	641
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(1,249)	(160)	(123)
Proceeds from sale of subsidiaries and affiliates, net	935	(4)	5
Additions to property, plant and equipment and other assets	(130)	(132)	(177)
Additions to intangible assets	(244)	(226)	(190)
Other investing activities	1	—	(1)
Net cash used in investing activities	(687)	(522)	(486)
Financing Activities
Proceeds from issuances of debt, net of issuance costs	2,485	1,998	277
Repayment of debt	(2,171)	(2,230)	(2,110)
(Decrease)/increase in other short-term borrowings	(5)	3	(6)
Cash dividends paid to stockholders	(265)	—	—
Proceeds from the issuance of common stock	—	—	1,801
Repurchase of common stock	(11)	—	—
Proceeds from exercise of stock options	85	29	8
Other financing activities	(35)	(98)	(220)
Net cash provided by/(used) in financing activities	83	(298)	(250)
Effect of exchange-rate changes on cash and cash equivalents	(21)	5	(7)
Net increase/(decrease) in cash and cash equivalents	276	(31)	(102)
Cash and cash equivalents at beginning of period	288	319	421
Cash and cash equivalents at end of period	$564	$288	$319
Supplemental Cash Flow Information
Cash paid for income taxes	$(147)	$(124)	$(132)
Cash paid for interest, net of amounts capitalized	$(304)	$(384)	$(446)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Consolidated Statements of Changes in Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net
(IN MILLIONS)				Currency Translation Adjustments	Available for Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$22	$4,570	$(1,609)	$40	—	$(15)	$(121)	$2,887	$9	$2,896
Net income	—	—	84	—	—	—	—	84	3	87
Currency translation adjustments, net of tax of $6	—	—	—	(134)	—	—	—	(134)	(1)	(135)
Unrealized loss on pension liability, net of tax of $29	—	—	—	—	—	—	(71)	(71)	—	(71)
Unrealized gain on available for sale security, net of tax of $1	—	—	—	—	1	—	—	1	—	1
Cash flow hedges, net of tax of $1	—	—	—	—	—	1	—	1	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Shares of common stock issued in business combinations	—	9	—	—	—	—	—	9	—	9
Common stock option activity	—	9	—	—	—	—	—	9	—	9
Net common stock issuances	8	1,814	—	—	—	—	—	1,822	—	1,822
Stock-based compensation expense	0	25	—	—	—	—	—	25	—	25
Balance, December 31, 2011	$30	$6,427	$(1,525)	$(94)	1	$(14)	$(192)	$4,633	$8	$4,641

				Accumulated Other Comprehensive Income/ (Loss), Net
(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Currency Translation Adjustments	Available for Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$30	$6,427	$(1,525)	$(94)	1	$(14)	$(192)	$4,633	$8	$4,641
Net income	—	—	273	—	—	—	—	273	(1)	272
Currency translation adjustments, net of tax of $2	—	—	—	71	—	—	—	71	3	74
Unrealized loss on pension liability, net of tax of $23	—	—	—	—	—	—	(105)	(105)	—	(105)
Unrealized loss on available for sale security, net of tax	—	—	—	—	(1)	—	—	(1)	—	(1)
Cash flow hedges, net of tax of $(1)	—	—	—	—	—	1	—	1	—	1
Noncontrolling interest in a consolidated subsidiary	—	(11)	—	—	—	—	—	(11)	39	28
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares of common stock issued in business combinations	—	7	—	—	—	—	—	7	—	7
Common stock option activity	—	29	—	—	—	—	—	29	—	29
Stock-based compensation expense	—	33	—	—	—	—	—	33	—	33
Balance, December 31, 2012	$30	$6,485	$(1,252)	$(23)	—	$(13)	$(297)	$4,930	$48	$4,978

				Accumulated Other Comprehensive Income/ (Loss), Net
(IN MILLIONS)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Currency Translation Adjustments	Available for Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$30	$6,485	$(1,252)	$(23)	$—	$(13)	$(297)	$4,930	$48	$4,978
Net income	—	—	740	—	—	—	—	740	(4)	736
Currency translation adjustments, net of tax of $3	—	—	—	(101)	—	—	—	(101)	2	(99)
Unrealized loss on pension liability, net of tax of $18	—	—	—	—	—	—	30	30	—	30
Unrealized loss on available for sale security, net of tax of $6	—	—	—	—	9	—	—	9	—	9
Cash flow hedges, net of tax of $5	—	—	—	—	—	8	—	8	—	8
Divesture of interest in a consolidated subsidiary		(29)						(29)	31	2
Noncontrolling interest in a newly consolidated subsidiary	—		—	—	—	—	—		1	1
Dividends to stockholders	—	(271)	—	—	—	—	—	(271)	—	(271)
Shares of common stock issued in business combinations	—	3	—	—	—	—	—	3	—	3
Exercise of stock options	1	85	—	—	—	—	—	86	—	86
Repurchase of common stock	—	(11)						(11)		(11)
Stock-based compensation expense	—	47	—	—	—	—	—	47	—	47
Conversion of mandatorily convertible bonds to shares	1	287						288		288
Balance, December 31, 2013	$32	$6,596	$(512)	$(124)	$9	$(5)	$(267)	$5,729	$78	$5,807

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings N.V.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

On May 17, 2006, Nielsen Holdings N.V. (the “Company” or “Nielsen”), formerly known as Valcon Acquisition Holding B.V. and Nielsen Holdings B.V., was formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, and with subsequent investor Centerview Partners, the “Sponsors”) as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). On May 24, 2006, The Nielsen Company B.V. (“TNC B.V.”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of the Company (herein referred to as the “Valcon Acquisition”). On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share. Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” During 2012 and 2013, Luxco and certain Nielsen employees (the “selling shareholders”) completed public offerings totaling 145,564,884 shares of our stock at a weighted average price of $34.08 per share. All proceeds went to the selling stockholders and the offering did not have a significant impact on our operating results or financial position.  As of December 31, 2013, Luxco owned 125,224,724 shares (or approximately 33%) of the Company’s common stock.

Nielsen, together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reportable segments: what consumers buy (“Buy”), what consumers watch and listen to (“Watch”). Nielsen has a presence in more than 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. See Note 17 – “Segments” for a discussion of the Company’s reportable segments.

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements “Discontinued Operations.” The Company has evaluated events occurring subsequent to December 31, 2013 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Consolidation

The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Noncontrolling interests in subsidiaries are reported as a component of equity in the consolidated financial statements with disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to Nielsen stockholders and to the noncontrolling interests. The equity method of accounting is used for investments in affiliates and joint ventures where Nielsen has significant influence but not control, usually supported by a shareholding of between 20% and 50% of the voting rights. Investments in which Nielsen owns less than 20% and does not have significant influence are accounted for either as available-for-sale securities if the shares are publicly traded or as cost method investments. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

In February 2013, Venezuela devalued its currency by 32%. As the Company has operations in both its Buy and Watch segments in Venezuela, this devaluation resulted in a charge of approximately $12 million in the foreign exchange transaction (losses)/gains, net line in the consolidated statement of operations.

In January 2014, Venezuela announced the establishment of a dual exchange rate system. A rate of 6.3 Venezuelan Bolivares Fuertes to the US dollar will be applied to priority sectors, such as food and medicine, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions. Nielsen is in the process of analyzing the impact, if any, of this change on its 2014 consolidated financial statements.

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

Investments

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) net, until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. For the year ended December 31, 2012, the Company recorded a $6 million impairment in other expense, net in the consolidated statement of operations, for a decline in value of an investment in an equity security that was determined to be other-than-temporary. No such impairment was recorded for the years ended December 31, 2013 and 2011.

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

In addition, the Company has accounts receivable that are not collateralized. The Buy and Watch segments service high quality clients dispersed across many geographic areas. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts.

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

Nielsen recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, Nielsen recognizes the changes in fair value of these instruments in other comprehensive income, net of tax.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any. Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Nielsen has designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of the Company’s formal budget and business plan review. Nielsen reviews the recoverability of its goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and defines such reporting units at its operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis supplemented by a market-based approach.

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

Software and Other Amortized Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses.

These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually:

		Weighted Average
Trade names and trademarks (with finite lives)	5 - 20 years	13
Customer-related intangibles	6 - 25 years	22
Covenants-not-to-compete	1 - 7 years	3
Computer software	3 - 10 years	5
Patents and other	3 - 10 years	5

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred. Costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset and are amortized over the estimated useful life. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change.

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

Revenue Recognition

Nielsen recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or information has been delivered, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured.

A significant portion of the Company’s revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, radio, online and mobile audiences) services. The Company generally recognizes revenue from the sale of services as the services are performed, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. Substantially all of the Company’s customer contracts are non-cancellable and non-refundable.

Certain of the Company’s revenue arrangements include multiple deliverables and in these arrangements, the individual deliverables within the contract that have stand-alone value to the customer are separated and recognized upon delivery based upon the Company’s best estimate of their selling prices. These arrangements are not significant to the Company’s results of operations. In certain cases, software is included as part of these arrangements to allow Nielsen’s customers to view delivered information and is provided for the term of the arrangement and is not significant to the marketing effort and is not sold separately. Accordingly, software provided to Nielsen’s customers is considered to be incidental to the arrangements and is not recognized as a separate element.

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

Watch

Revenue from the Watch segment is primarily generated from television, radio, online and mobile measurement services and recognized over the contract period, as the service is delivered to the customer, primarily on a straight-line basis.

Deferred Costs

Incremental direct costs incurred related to establishing or significantly expanding a panel or an electronic metered sample in a designated market and costs incurred to build the infrastructure to service new clients, are deferred at the point when Nielsen determines them to be recoverable. Prior to this point, these cost are expensed as incurred. These deferred costs are typically amortized over the original contract period beginning when the panel or electronic metered sample is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with marketing/media research services. Advertising and marketing costs totaled $19 million, $18 million and $20 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $47 million, $34 million and $27 million of expense associated with stock-based compensation for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The effect of 2,433,400, 7,698,964 and 4,537,689 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, as such shares would have been anti-dilutive. Additionally, the Company’s mandatory convertible subordinated bonds due 2013 were converted into 10,416,700 shares of common stock on February 1, 2013, and were excluded from the calculation of diluted earnings per share for the year ended December 31, 2012 and 2011, as such shares would have been anti-dilutive.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 14 – “Income Taxes” for further discussion of income taxes.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying consolidated statements of comprehensive income/(loss) and consists of net income or loss and other gains and losses, net of tax affecting equity that are excluded from net income or loss.

2. Summary of Recent Accounting Pronouncements

Reclassification from accumulated other comprehensive income

In February 2013, the FASB issued an accounting update “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The Company has presented the significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification in Note 6 to these consolidated financial statements. This amended guidance does not have any other impact on the Company’s consolidated financial statements.

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

Income Taxes

In July 2013, the FASB issued an accounting update, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements

3. Business Acquisitions

Arbitron Inc.

On September 30, 2013 (the “Acquisition Date”), Nielsen completed the acquisition of Arbitron Inc., an international media and marketing research firm (“Arbitron”), through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion (the “Acquisition”). Arbitron is expected to help Nielsen better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home and Nielsen’s global distribution footprint can help expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, Nielsen intends to further expand its Watch segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

As a part of the Acquisition, Nielsen acquired the remaining 49.5% interest in Scarborough Research, a joint venture between Nielsen and Arbitron (“Scarborough”) that Nielsen historically accounted for under the equity method of accounting. Nielsen accounted for this transaction as a step-acquisition and calculated the fair value of its investment immediately before the acquisition to be $75 million. As a result, during the third quarter of 2013, Nielsen recorded a $24 million gain on its investment in Scarborough to other expense, net in the consolidated statement of operations. As of October 1, 2013, the financial results of Scarborough were included within the consolidated financial statements of Nielsen.

The Acquisition was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Since the date of the acquisition occurred on the last day of the quarter, the results of Arbitron were included within Company’s consolidated financial statements commencing October 1, 2013. The Company’s consolidated statement of operations for the year ended December 31, 2013 includes $134 million of revenues related to the Arbitron acquisition.

The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table summarizes the purchase price allocation:

(IN MILLIONS)
Fair value of business combination:
Cash paid for Arbitron common stock	$1,296
Accrued payment for directors’ and employees’ equity awards pertaining to pre-merger service	42
Accrued dividend payment on Arbitron common stock	3
Fair value of previously held equity interest in Scarborough	75
Total	$1,416
Identifiable assets acquired and liabilities assumed:
Cash	$136
Other current assets	129
Property and equipment	32
Goodwill	947
Amortizable intangible assets	472
Other long term assets	2
Deferred revenue	(47)
Other current liabilities	(53)
Deferred tax liabilities	(184)
Other long term liabilities	(18)
Total	$1,416
As of the Acquisition Date, the expected fair value of accounts receivable approximated historical cost. The gross contractual receivable was $64 million, of which $4 million was deemed uncollectible.

The allocation of the purchase price to goodwill and identified intangible assets was $947 million and $472 million, respectively. All of the Arbitron related goodwill and intangible assets are attributable to the Nielsen’s Watch segment.

Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)
Description	Amount	Useful Life
Customer –related intangibles	$271	10 – 15 years
Computer software	159	5 – 10 years
Trade names and trademarks	31	3 – 5 years
Covenants-not-to-compete	11	1 – 2 years
Total	$472

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Arbitron.

The Company incurred acquisition related expenses of $19 million and $9 million for the years ended December 31, 2013 and 2012, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Arbitron for the years ended December 31, 2013 and 2012, as if the acquisition had occurred on January 1, 2012, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	December 31,
(IN MILLIONS)	2013	2012
Revenues	$6,058	$5,885
Income from continuing operations	$497	$275

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

Other Acquisitions

For the year ended December 31, 2013, excluding Arbitron, Nielsen paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2012, Nielsen paid cash consideration of $160 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2011, Nielsen paid cash consideration of $123 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

Subsequent Event

On February 3, 2014, Nielsen completed the tender offer to acquire all outstanding shares of common stock of Harris Interactive, Inc. (HPOL) a leading global market research firm for $2.04 per share (total purchase price of $116 million).

4. Discontinued Operations

In June 2013, the Company completed the sale of its Expositions business, which operates one of the largest portfolios of business-to-business trade shows and conference events in the United States, for total cash consideration of $950 million and recorded a gain of $290 million, net of tax. The consolidated statements of operations reflect the operating results of this business as a discontinued operation.

In March 2013, Nielsen completed the exit and shut down of one of its legacy online businesses and recorded a net loss of $3 million associated with this exit. The consolidated statements of operations reflect the operating results of this business as a discontinued operation.

Summarized results of operations for discontinued operations for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Revenue	$103	$205	$204
Operating income	35	72	68
Interest expense	(8)	(23)	(28)
Income from operations before income taxes	27	49	40
Provision for income taxes	(12)	(18)	(16)
Income from operations	15	31	24
Net income/(loss) attributable to noncontrolling interests	—	(1)	1
Gain on sale, net of tax	290	—	1
Income from discontinued operations	$305	$30	$26

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the years ended December 31, 2013, 2012 and 2011, interest expense of $8 million, $23 million and $28 million, respectively was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s consolidated statements of cash flows:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Net cash provided by operating activities	$36	$67	$81
Net cash provided by investing activities	—	(11)	(6)
Net cash provided by financing activities	—	—	—
	$36	56	$75

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2013 and 2012, respectively.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance December 31, 2011(a)	$2,990	$3,605	$560	$7,155
Acquisitions, divestitures and other adjustments	14	117	5	136
Effect of foreign currency translation	57	4	—	61
Balance December 31, 2012	$3,061	$3,726	$565	$7,352
Acquisitions, divestitures and other adjustments	17	945	(565)	397
Effect of foreign currency translation	(73)	8	—	(65)
Balance December 31, 2013	$3,005	$4,679	$—	$7,684
Cumulative Impairments	$—	$376	$2	$378
(a)

During the fourth quarter of 2013, to conform to a change in management reporting, Nielsen reclassified two products from the Buy segment to the Watch segment. Goodwill by segment has been retrospectively restated to reflect this change.

At December 31, 2013, $100 million of goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	$156	$128	$(53)	$(46)
Customer-related intangibles	2,882	2,882	(897)	(886)
Covenants-not-to-compete	36	36	(19)	(25)
Computer software	1,668	1,316	(941)	(804)
Patents and other	95	90	(67)	(57)
Total	$4,837	$4,452	$(1,977)	$(1,818)

The amortization expense for the years ended December 31, 2013, 2012 and 2011 was $324 million, $294 million and $292 million, respectively. These amounts include amortization expense associated with computer software of $171 million, $151 million and $152 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company’s 2013, 2012 and 2011 annual assessments did not result in an impairment for any of its underlying reporting units or indefinite-lived intangible assets.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2014	$383
2015	350
2016	285
2017	221
2018	194
Thereafter	1,427
Total	$2,860

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the year ended December 31, 2013.

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	$(23)	$—	$(13)	$(297)	$(333)
Other comprehensive (loss)/income before reclassifications	(99)	9	(3)	15	(78)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	11	15	26
Net current period other comprehensive (loss)/income	(99)	9	8	30	(52)
Net current period other comprehensive income attributable to noncontrolling interest	2	—	—	—	2
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(101)	9	8	30	(54)
Balance December 31, 2013	$(124)	$9	$(5)	$(267)	$(387)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the year ended December 31, 2013.

(IN MILLIONS)
Details about Accumulated Other Comprehensive Income components	December 31, 2013	Affected Line Item in the Consolidated Statement of Operations
Cash flow hedges
Interest rate swapsrate swaps	$16	Interest expense
	(5)	Provision for income taxes
	$11	Total, net of tax

Amortization of Post Employment Benefits
Actuarial loss	$17	(a)
	(2)	Provision for income taxes
	$15	Total, net of tax
Total reclassification for the period	$26	Net of tax
(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Property, Plant and Equipment

(IN MILLIONS)	December 31, 2013	December 31, 2012
Land and buildings	$350	$341
Information and communication equipment	809	839
Furniture, equipment and other	117	127
	1,276	1,307
Less accumulated depreciation and amortization	(716)	(747)
	$560	$560

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $169 million, $183 million and $171 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $7 million in each of the years ended December 31, 2013, 2012 and 2011, respectively. The net book value of assets under capital leases and other financing obligations was $145 million and $139 million as of December 31, 2013 and 2012, respectively. Capital leases and other financing obligations are comprised primarily of buildings.

Gross and net book value of assets under capital leases were as follows:

(IN MILLIONS)	December 31, 2013
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$184	$(59)	$125
Information and communication equipment	32	(12)	20
	$216	$(71)	$145
	December 31, 2012
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$188	$(56)	$132
Information and communication equipment	15	(8)	7
	$203	$(64)	$139

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

(IN MILLIONS)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$28	$28	$—	$—
Plan assets for deferred compensation(2)	25	25	—	—
Investments in mutual funds(3)	2	2	—	—
Total	$55	$55	$—	$—
Liabilities:
Interest rate swap arrangements(4)	$10	$—	$10	$—
Deferred compensation liabilities(5)	25	25	—	—
Total	$35	$25	$10	$—

(IN MILLIONS)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$13	$13	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investments in mutual funds(3)	2	2	—	—
Total	$37	$37	$—	$—
Liabilities:
Interest rate swap arrangements(4)	$22	$—	$22	$—
Deferred compensation liabilities(5)	22	22	—	—
Total	$44	$22	$22	$—

(1)

Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for these available-for-sale securities during the year ended December 31, 2013. For the year ended December 31, 2012, the Company recorded a $6 million impairment in other expense, net in the consolidated statement of operations for a decline in value of an investment in an equity security that was determined to be other-than-temporary.

(2)

Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other income/(expense), net in the consolidated statements of operations.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 11 - Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2013, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

In October and November 2013, the Company entered into $1,000 million in aggregate notional amount of three-year interest rate swap agreements with starting dates in November 2013. These agreements fix the LIBOR related portion of interest rates of a corresponding amount of our variable-rate debt at a weighted average rate of 0.46%. The commencement date of these interest rate swaps coincided with the $1,000 million aggregate notional amount of interest rate swaps that matured in November 2013. These derivative instruments have been designated as interest rate cash flow hedges.

In July 2013, the Company entered into $575 million in aggregate notional amount of three-year interest swap agreements with starting dates in July 2013. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.67%. These derivative instruments have been designated as interest rate cash flow hedges.

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

In November 2010, the Company entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date in November 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

Nielsen expects to recognize approximately $13 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

As of December 31, 2013 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	November 2014	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2015	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$125,000,000	November 2015	US Dollar
Euro term loan floating-to-fixed rate swaps	€125,000,000	November 2015	Euro
US Dollar term loan floating-to-fixed rate swaps	$1,575,000,000	May 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2016	US Dollar

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

See Note 11 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013		December 31, 2012
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$2	$8	$6	$16

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2013, 2012 and 2011 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) December 31,			Location of (Loss)/Gain Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) December 31,			Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) December 31,
	2013	2012	2011		2013	2012	2011	2013	2012	2011
Interest rate swaps	$4	$23	$38	Interest expense	$16	$25	$21	$—	$—	$19

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a nonrecurring basis, to adjust the carrying value for certain assets using fair value measurements. The Company’s equity method investments, cost method investments, and non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2013 or 2012.

9. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Productivity Initiatives and Legacy Programs
Balance at December 31, 2010	$65
Charges	83
Non-cash charges and other adjustments	1
Payments	(82)
Balance at December 31, 2011	67
Charges	85
Non-cash charges and other adjustments	(6)
Payments	(82)
Balance at December 31, 2012	64
Charges	119
Non-cash charges and other adjustments	(4)
Payments	(80)
Balance at December 31, 2013	$99

Of the $99 million in remaining liabilities for restructuring actions, $87 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2013.

Productivity Initiatives

The Company recorded $119 million in restructuring charges associated with productivity initiatives during the year ended December 31, 2013. The charges primarily related to employee severance associated with productivity initiatives and contract termination costs.

The Company recorded $85 million in restructuring charges associated with productivity initiatives during the year ended December 31, 2012. Of these amounts, $5 million related to property lease termination charges with the remainder relating to severance costs associated with employee terminations.

The Company recorded $83 million in restructuring charges associated with productivity initiatives during the year ended December 31, 2011. The charges primarily related to severance costs associated with employee terminations.

10. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans (the “Pension Plans”) for some of its employees in the Netherlands, the United States and other international locations.

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2013
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$727	$295	$664	$1,686
Service cost	4	—	15	19
Interest cost	25	13	24	62
Plan participants’ contributions	—	—	2	2
Actuarial losses/(gains)	12	(8)	(27)	(23)
Benefits paid	(35)	(11)	(21)	(67)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Amendments	—	—	(1)	(1)
Curtailments	—	—	(13)	(13)
Settlements	—	—	(1)	(1)
Acquisition	—	47	—	47
Effect of foreign currency translation	30	—	5	35
Benefit obligation at end of period	761	336	643	1,740
Change in plan assets
Fair value of plan assets at beginning of period	707	248	486	1,441
Actual return on plan assets	28	25	46	99
Employer contributions	8	—	43	51
Plan participants’ contributions	—	—	2	2
Benefits paid	(35)	(11)	(21)	(67)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(1)	(1)
Acquisition	—	36	—	36
Effect of foreign currency translation	30	—	3	33
Fair value of plan assets at end of period	736	298	554	1,588
Funded status	$(25)	$(38)	$(89)	$(152)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$—	$—	$40	$40
Current liabilities	—	(1)	(1)	(2)
Accrued benefit liability included in other non-current liabilities	(25)	(37)	(128)	(190)
Net amount recognized	$(25)	$(38)	$(89)	$(152)
Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss/(gain)	$24	$(14)	$(56)	$(46)
Amortization of net loss	(6)	(5)	(6)	(17)
Total recognized in other comprehensive income/(loss)	$18	$(19)	$(62)	$(63)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$183	$55	$88	$326

	Year Ended December 31, 2012
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$606	$284	$551	$1,441
Service cost	3	—	14	17
Interest cost	28	13	25	66
Plan participants’ contributions	—	—	2	2
Actuarial losses	112	8	84	204
Benefits paid	(33)	(10)	(26)	(69)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Amendments	—	—	(2)	(2)
Curtailments	—	—	(1)	(1)
Settlements	—	—	(2)	(2)
Acquisition	—	—	2	2
Effect of foreign currency translation	13	—	19	32
Benefit obligation at end of period	727	295	664	1,686
Change in plan assets
Fair value of plan assets at beginning of period	639	221	412	1,272
Actual return on plan assets	79	29	39	147
Employer contributions	7	8	49	64
Plan participants’ contributions	0	0	2	2
Benefits paid	(33)	(10)	(26)	(69)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(2)	(2)
Insurance	4	—	—	4
Effect of foreign currency translation	13	—	14	27
Fair value of plan assets at end of period	707	248	486	1,441
Funded status	$(20)	$(47)	$(178)	$(245)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$—	$—	$9	$9
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(20)	(47)	(185)	(252)
Net amount recognized	$(20)	$(47)	$(178)	$(245)
Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss/(gain)	$65	$(3)	$75	$137
Amortization of net loss	(3)	(4)	(4)	(11)
Total recognized in other comprehensive income/(loss)	$62	$(7)	$71	$126
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$165	$74	$150	$389

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

(IN MILLIONS)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Accumulated benefit obligation.	$1,683	$1,618	$1,392

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2013
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$761	$336	$524	$1,621
Accumulated benefit obligation	756	334	477	1,567
Fair value of plan assets	736	298	395	1,429

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2013
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$761	$336	$524	$1,621
Accumulated benefit obligation	756	334	477	1,567
Fair value of plan assets	736	298	395	1,429

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2012
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$727	$295	$528	$1,550
Accumulated benefit obligation	724	295	479	1,498
Fair value of plan assets	707	248	347	1,302

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2012
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$727	$295	$625	$1,647
Accumulated benefit obligation	724	295	563	1,582
Fair value of plan assets	707	248	439	1,394

Net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011, respectively, includes the following components:

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Year ended December 31, 2013
Service cost	$4	$—	$15	$19
Interest cost	25	13	24	62
Expected return on plan assets	(34)	(18)	(31)	(83)
Amortization of net loss	6	5	6	17
Net periodic pension cost	$1	$—	$14	$15
Year ended December 31, 2012
Service cost	$3	$—	$14	$17
Interest cost	28	13	25	66
Expected return on plan assets	(34)	(18)	(29)	(81)
Amortization of net loss	3	4	4	11
Net periodic pension cost	$—	$(1)	$14	$13
Year ended December 31, 2011
Service cost	$4	$—	$13	$17
Interest cost	31	15	26	72
Expected return on plan assets	(37)	(18)	(28)	(83)
Amortization of net gain	—	2	1	3
Curtailment gain	—	—	(1)	(1)
Net periodic pension cost	$(2)	$(1)	$11	$8

The curtailment gains of $1 million in 2011 resulted from employee terminations primarily in Europe.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2014 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$(6)	$(4)	$(2)	$(12)

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Pension benefit obligation:
—discount rate	4.1%	3.8%	4.7%
—rate of compensation increase	2.1%	2.1%	2.0%
Net periodic pension costs:
—discount rate	3.8%	4.7%	5.2%
—rate of compensation increase	2.1%	2.0%	2.1%
—expected long-term return on plan assets	6.0%	6.2%	6.3%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The Netherlands	United States	Other	Total
At December 31, 2013
Equity securities	24%	62%	50%	40%
Fixed income securities	61	37	43	50
Other	15	1	7	10
Total	100%	100%	100%	100%
At December 31, 2012
Equity securities	22%	60%	47%	37%
Fixed income securities	62	40	49	54
Other	16	—	4	9
Total	100%	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2013 was 39% equity securities and 55% long-term interest-earning investments (debt or fixed income securities), and 6% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Other types of investments are primarily insurance contracts.

Assets at fair value (See Note 8 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2013 and 2012 are as follows:

(IN MILLIONS)	December 31, 2013				December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$15	$4	$—	$19	$2	$1	$—	$3
Equity securities – U.S.	27	125	—	152	31	160	—	191
Equity securities – Global.	7	191	—	198	1	161	—	162
Equity securities – non-U.S.	31	256	—	287	34	142	—	176
Real estate	—	—	39	39	—	—	32	32
Corporate bonds	104	441	—	545	110	433	—	543
Debt issued by national, state or local government	46	201	—	247	41	195	—	236
Other	—	20	81	101	3	18	77	98
Total Assets at Fair Value	$230	$1,238	$120	$1,588	$222	$1,110	$109	$1,441
The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2013 and 2012:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2011	$32	$60	$92
Actual return on plan assets:
Unrealized gains	—	16	16
Effect of foreign currency translation	—	1	1
Balance, end of year December 31, 2012	$32	$77	$109
Actual return on plan assets:
Investments	6	—	6
Unrealized gains	—	1	1
Effect of foreign currency translation	1	3	4
Balance, end of year December 31, 2013	$39	$81	$120

Contributions to the Pension Plans in 2014 are expected to be approximately $11 million for the Dutch plan, $3 million for the U.S. plans and $27 million for other plans.

Estimated future benefit payments are as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
For the years ending December 31,
2014	$37	$25	$21	$83
2015	37	13	24	74
2016	37	13	23	73
2017	38	14	25	77
2018	38	15	25	78
2019-2023	197	85	146	428

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $39 million, $37 million and $37 million for the years ended December 31, 2013, 2012 and 2011, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations) this contribution was increased to 4% upon the freeze of the U.S. defined benefit pension plan in 2006, and was decreased to 3% effective June 8, 2009. No contributions are made in shares of the Company’s common stock. Effective October 7, 2011, participants were allowed to invest in The Nielsen Company Stock Fund, which is an investment fund that exclusively invests in the Company’s common stock.

11. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2013.

(IN MILLIONS)	December 31, 2013			December 31, 2012
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$1,610 million Senior secured term loan due 2013		$—	$—		$218	$218
$2,386 million Senior secured term loan due 2016		—	—		2,315	2,324
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.92%) due 2016		2,507	2,512		—	—
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.17%) due 2017		1,115	1,113		1,176	1,173
€227 million Senior secured term loan due 2013		—	—		34	34
€273 million Senior secured term loan due 2016		—	—		347	347
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.15%) due 2016		394	395		—	—
$635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		—	—		—	—
Total senior secured credit facilities (with weighted average interest rate)	2.89%	4,016	4,020	3.46%	4,090	4,096
$215 million 11.625% senior debenture loan due 2014		—	—		209	232
$1,080 million 7.75% senior debenture loan due 2018		1,083	1,172		1,084	1,211
$800 million 4.50% senior debenture loan due 2020		800	779		800	794
$625 million 5.50% senior debenture loan due 2021		625	636		—	—
$288 million 6.25% mandatory convertible subordinated bonds due 2013		—	—		288	325
Total debenture loans (with weighted average interest rate)	6.51%	2,508	2,587	7.70%	2,381	2,562
Other loans		5	5		1	1
Total long-term debt	4.28%	6,529	6,612	5.02%	6,472	6,659
Capital lease and other financing obligations		111			107
Bank overdrafts		—			5
Total debt and other financing arrangements		6,640			6,584
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		148			355
Non-current portion of long-term debt and capital lease and other financing obligations		$6,492			$6,229

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The carrying amounts of Nielsen’s long-term debt are denominated in the following currencies:

(IN MILLIONS)	December 31, 2013	December 31, 2012
U.S. Dollars	$6,135	$6,091
Euro	394	381
	$6,529	$6,472

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2014	$136
2015	156
2016	2,996
2017	733
2018	1,083
Thereafter	1,425
$6,529

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

The Company utilized substantially all of the combined net proceeds of approximately $2,078 million associated with the aforementioned transactions to settle the Advisory Agreements with the Sponsors (See Note 15 – “Investments in Affiliates and Related Party Transactions” for further information) and redeem and retire certain issuances of the Company’s long-term indebtedness as follows:

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

The Company recorded a total debt extinguishment charge of approximately $231 million in other expense, net in the consolidated statement of operations for the year ended December 31, 2011 associated with these redemptions.

Senior Secured Credit Facilities

Term Loan Facilities

In August 2006, certain of Nielsen’s subsidiaries entered into the Senior Secured Credit Agreement that was amended and restated in June 2009, February 2012 and February 2013. The Senior Secured Credit Agreement provides for term loan facilities as shown in the table above.

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

In February 2013, the Second Amended and Restated Senior Secured Credit Agreement was amended and restated to provide for a new class of term loans (the “Class E Term Loans”) in an aggregate principal amount of $2,532 million and €289 million, the proceeds of which were used to repay or replace in full a like amount of the Company’s existing Class A Term Loans maturing August 9, 2013, Class B Term Loans maturing May 1, 2016 and Class C Term Loans maturing May 1, 2016. As a result of this transaction, the Company recorded a charge of $12 million primarily related to the write-off of previously capitalized deferred financing fees associated with the Class A, B and C term loans to other expense, net in the consolidated statement of operations.

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

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen. Such restricted net assets amounted to approximately $5.7 billion at December 31, 2013. In addition, these entities are required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contain certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

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

As of December 31, 2013 and 2012, the Company had no borrowings outstanding, but had outstanding letters of credit of $12 million and $13 million, respectively. As of December 31, 2013, the Company had $623 million available for borrowing under the revolving credit facility.

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

In September 2013, the Company issued $625 million aggregate principal amount of 5.50% Senior Notes due 2021 at par, receiving cash proceeds of approximately $616 million, net of fees and expenses. Concurrent with this issuance the Company called for redemption of all of its 11.625% Senior Notes due 2014 effective October 23, 2013, at a redemption price equal to 100% of the principal amount of such 2014 notes redeemed plus accrued and unpaid interest to the redemption date and an “applicable premium” as described in the indenture related to the 2014 note. The redemption of the 11.625% Senior Notes due 2014 resulted in a pre-tax charge of $8 million in other expense, net in the consolidated statements of operations in the fourth quarter of 2013.

In October 2012, the Company issued $800 million aggregate principal amount of 4.50% Senior Notes due 2020 which mature on October 1, 2020 at par, with cash proceeds of approximately $788 million, net of fees and expenses. Concurrent with this issuance, the Company redeemed and subsequently retired all of its 11.50% Senior Notes due 2016 and prepaid its 8.50% Senior Secured Term Loan due 2017. In connection with these transactions, the Company recorded a charge of $115 million in other expense, net in the consolidated statements of operations.

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

In January 2009, Nielsen issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses. These Senior Notes were partially redeemed during 2011 as described above with the balance redeemed in October 2013.

In April 2009, Nielsen issued $500 million in aggregate principal amount of 11.50% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses. These Senior Notes were partially redeemed during 2011 as described above with the balance redeemed in October 2012.

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

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs were $50 million and $60 million at December 31, 2013 and 2012, respectively.

Related Party Lenders

A portion of the borrowings under the senior secured credit facility, as well as certain of the Company’s senior debenture loans, have been purchased by certain of the Sponsors in market transactions not involving the Company. Amounts held by the Sponsors were $379 million and $412 million as of December 31, 2013 and 2012, respectively. Interest expense associated with amounts held by the Sponsors approximated $12 million, $20 million and $26 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Capital Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under capital leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under capital lease are recorded within property, plant and equipment. See Note 7 – “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2013 are as follows:

(IN MILLIONS)
2014	$19
2015	18
2016	18
2017	16
2018	14
Thereafter	76
Total	161
Less: amount representing interest	50
Present value of minimum lease payments	$111
Current portion	$12
Total non-current portion	99
Present value of minimum lease payments	$111

Capital leases and other financing transactions have effective interest rates primarily ranging from 8% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2013, 2012 and 2011 was $9 million, $9 million and $10 million, respectively. Nielsen recognizes rental income from non-cancelable subleases. The total aggregate future rental income proceeds to be received under the non-cancelable subleases are $4 million.

12. Stockholders’ Equity

Common stock activity is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
(Actual number of shares of common stock outstanding)
Beginning of year	362,519,883	359,647,605	276,059,333
Shares of common stock issued through initial public offering	—	—	82,142,858
Shares of common stock converted from Mandatory Convertible Subordinated Bonds due February 2013	10,416,700	—	—
Shares of common stock issued through business combinations	101,899	246,627	535,353
Shares of common stock issued through compensation plans	5,886,821	2,625,651	966,580
Repurchases of common stock	(289,839)	—	(56,519)
End of year	378,635,464	362,519,883	359,647,605

Cumulative shares of treasury stock were 409,067 and 213,127 as of December 31, 2013 and 2012, respectively, with a corresponding value of $13 million and $4 million, respectively.

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the year ended December 31, 2013.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20

The dividend policy and payment of future cash dividends are subject to the discretion of the Board.

No dividends were declared or paid on the Company’s common stock in 2012 or 2011.

On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2013 Annual General Meeting of Shareholders. As of December 31, 2013, there have been 289,839 shares of our common stock purchased at an average price of $39.49 per share (total consideration of $11 million) under this program.

Subsequent Event

On February 20, 2014, the Board declared a cash dividend of $0.20 per share on the Company’s common stock.  The dividend is payable on March 20, 2014 to stockholders of record at the close of business on March 6, 2014.

13. Stock-Based Compensation

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

Under the Stock Incentive Plan, Nielsen granted 2,459,900 and 4,133,381 time-based stock options to purchase shares during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, the total number of shares authorized for award of options or other equity-based awards was 44,095,000 under the Stock Incentive Plan.  The 2013, 2012 and 2011 time-based awards become exercisable over a four-year vesting period at a rate of 25% per year on the anniversary day of the award, and are tied to the executives’ continuing employment. The majority of the 2010 time-based awards become exercisable ratably on the first three anniversaries of the grant date of the award, contingent on continuing employment on each vesting date. In addition, time-based awards granted in 2010 become exercisable over a four-year vesting period tied to the executives’ continuing employment and were fully vested as of December 31, 2013. The 2009, 2008 and 2007 time-based awards became exercisable over a four-year, four-year and five-year vesting period, respectively, and were fully vested as of December 31, 2012.   The 2010, 2009 and 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

For the years ended December 31, 2013, 2012 and 2011, the fair values of the granted time-based awards were estimated using the Black-Scholes option pricing model. For 2013, expected volatility was based on the Company’s historical volatility.  For 2012 and 2011, because of the Company’s limited trading history, expected volatility was based on a combination of the estimates of implied volatility of the Company’s peer-group, the Company’s historical volatility adjusted for leverage and implied volatility based on trading Nielsen call options.

The following assumptions were used during 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Expected life (years)	3.50-6.00	3.50-6.00	3.50-6.00
Risk-free interest rate	0.40-1.99%	0.38-.083%	1.18-2.23%
Expected dividend yield	0 - 2.19%	0%	0%
Expected volatility	25.40-27.60%	28.00-30.30%	31.70-42.00%
Weighted average volatility	25.89%	28.56%	33.42%

The Company recorded stock-based compensation expense of $47 million, $34 million and $27 million for the years ended December 31, 2013, 2012 and 2011, respectively. The tax benefit related to the stock compensation expense was $17 million, $13 million and $11 million, for the respective periods.

In connection with the resignation and retirement of two senior executives effective January 1, 2014, the Company entered into agreements with the executives that modified certain of their share based awards. The impact of these modifications was not material to reported share based compensation expense for the year ended December 31, 2013.

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2010	16,120,209	$17.63	6.51	$77
Granted	4,307,002	30.00
Forfeited	(684,306)	(20.96)
Exercised	(1,160,878)	(13.20)
Outstanding at December 31, 2011	18,582,027	20.65	5.77	$175
Granted	4,133,381	28.00
Forfeited	(655,034)	(24.30)
Exercised	(2,372,536)	(14.64)
Outstanding at December 31, 2012	19,687,838	$22.80	5.16	$156
Granted	2,459,900	36.65
Forfeited	(383,163)	(23.35)
Exercised	(4,667,814)	(19.11)
Outstanding at December 31, 2013	17,096,761	$25.78	4.61	$344
Exercisable at December 31, 2013	8,787,104	$22.02	3.87	$210

As of December 31, 2013, 2012 and 2011, the weighted-average grant date fair value of the options granted was $6.63, $7.25 and $9.39, respectively, and the aggregate fair value of options vested was $27 million, $21 million and $12 million, respectively.

At December 31, 2013, there is approximately $27 million of unearned stock-based compensation related to stock options which the Company expects to record as stock-based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the years ended December 31, 2013, 2012 and 2011was $79 million, $34 million and $18 million, respectively.  For the year ended December 31, 2013, cash proceeds from the exercise of options was $89 million.

As of December 31, 2013, affiliates of Centerview Partners, a stockholder of Luxco collectively hold 312,500 performance-based options and 218,750 time-based options to purchase shares in the Company.  Cumulative expense related to these outstanding options amounted to approximately $5 million through December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, 859,544, 687,300 and 248,450, respectively, of restricted stock units (RSUs) ultimately payable in shares of common stock were granted under the Stock Incentive Plan. The awards vest at a rate of 25% per year over four years on the anniversary day of the award. There were 229,805 awards vested during the year ended December 31, 2013. The estimated weighted average grant date fair value of these units in 2013, 2012 and 2011 were $34.86, $27.99 and $30.05, respectively. The amounts above exclude any Arbitron activity in 2013.

On September 30, 2013, Nielsen completed the acquisition of Nielsen Audio and concurrently provided 95,599 replacement restricted stock units under Nielsen’s existing Stock Incentive Plan. The exchange was accounted for as a modification in accordance with ASC 718.   The aggregate fair value of the replacement awards granted on September 30, 2013, was $3 million, of which $2 million was attributed to post merger service and $1 million was included in purchase price consideration.

As of December 31, 2013, approximately $26 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.3 years.

During the year ended December 31, 2013, the Company granted 510,280 performance restricted shares, representing the target number of performance restricted shares subject to the award. The weighted average grant date fair value of the awards was $ 34.02 per share.  The total number of performance restricted shares to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2015. Forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target award related to relative shareholder return was based on a lattice model. As of December 31, 2013, there is approximately $12 million of unearned stock-based compensation related to unvested performance restricted shares (net of estimated forfeitures). The compensation expense is amortized over the term of the award, which is 3 years after the grant date.

14. Income Taxes

The components of income from continuing operations before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Dutch	$19	$20	$12
Non-Dutch	501	339	52
Income from continuing operations before income taxes and equity in net income of affiliates	$520	$359	$64

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income from continuing operations before income taxes and equity in net income of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Current:
Dutch	$4	$(20)	$3
Non-Dutch	194	95	127
	198	75	130
Deferred:
Dutch	3	25	(13)
Non-Dutch	(110)	22	(111)
	(107)	47	(124)
Total	$91	$122	$6

The Company’s provision for income taxes for the years ended December 31, 2013, 2012 and 2011 was different from the amount computed by applying the statutory Dutch federal income tax rates to the underlying income from continuing operations before income taxes and equity in net income of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Income from continuing operations before income taxes and equity in net income of affiliates	$520	$359	$64
Dutch statutory tax rate	25.0%	25.0%	25.0%
Provision for income taxes at the Dutch statutory rate	$130	$90	$16
Tax impact on distributions from foreign subsidiaries	(38)	35	9
Effect of operations in non-Dutch jurisdictions, including foreign tax credits	30	11	(8)
U.S. state and local taxation	9	4	(5)
Withholding and other taxation	35	36	30
Effect of global financing activities	(60)	(51)	(38)
Changes in estimates for uncertain tax positions	47	48	22
Changes in valuation allowances	(69)	(15)	(25)
Effect of change in deferred tax rates	3	(40)	—
Other, net	4	4	5
Total provision for income taxes	$91	$122	$6

Effective tax rate	17.5%	34.0%	9.4%

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2013	December 31, 2012
Deferred tax assets (on balance):
Net operating loss carryforwards	$195	$340
Interest expense limitation	830	572
Deferred compensation	2	6
Deferred revenues / costs	7	6
Employee benefits	56	82
Tax credit carryforwards	179	117
Share-based payments	75	59
Accrued expenses	40	34
Financial instruments	29	29
Other assets	6	2
	1,419	1,247
Valuation allowances	(150)	(232)
Deferred tax assets, net of valuation allowances	1,269	1,015
Deferred tax liabilities (on balance):
Intangible assets	(1,715)	(1,630)
Fixed asset depreciation	(27)	(30)
Computer software	(174)	(134)
	(1,916)	(1,794)
Net deferred tax liability	$(647)	$(779)
Recognized as:
Deferred income taxes, current	$102	$63
Deferred income taxes, non-current	(749)	(842)
Total	$(647)	$(779)

The presentation of the components of deferred taxes as of December 31, 2012 has been adjusted from the presentation in our 2012 financial statements. There is no change to the amount and classification of our deferred taxes on our December 31, 2012 balance sheet.

At December 31, 2013 and 2012 the Company had net operating loss carryforwards of approximately $942 million and $1,260 million, respectively, which begin to expire in 2014. In addition, the Company had tax credit carryforwards of approximately $179 million and $117 million at December 31, 2013 and 2012, respectively, which will begin to expire in 2014.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $140 million and $189 million at December 31, 2013 and 2012, respectively, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has valuation allowances of $10 million and $43 million at December 31, 2013 and 2012, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008 the Company has determined that as of December 31, 2013 no income taxes are required to be provided for on the approximately $3.2 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date.

At December 31, 2013 and 2012, the Company had gross uncertain tax positions of $475 million and $409 million, respectively, that included accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2013 and 2012 of $52 million and $45 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of provision for income taxes in the consolidated statement of operations. It is reasonably possible that a reduction in a range of $47 million to $57 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2013	December 31, 2012	December 31, 2011
Balance as of the beginning of period	$409	$370	$353
Additions for current year tax positions	41	37	35
Additions for tax positions of prior years	42	21	5
Reductions for lapses of statute of limitations	(17)	(19)	(23)
Balance as of the end of the period	$475	$409	$370

The presentation of our reserves for uncertain tax positions has been adjusted from the presentation in our 2012 financial statements to present such reserves on a gross basis. In prior periods, such reserves were presented net of offsetting deferred tax assets.

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2012.

15. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2013 and 2012, Nielsen had investments in affiliates of $18 million and $77 million, respectively. One of Nielsen’s investments as of December 31, 2012, was its 50.5% non-controlling ownership interest in Scarborough, a joint venture between Nielsen and Arbitron. As a part of the Arbitron Acquisition in September 2013, Nielsen acquired the remaining 49.5% interest in Scarborough that was historically accounted for under the equity method of accounting. Nielsen accounted for this transaction as a step-acquisition and calculated the fair value of its investment immediately before the acquisition to be $75 million. As a result, Nielsen recorded a $24 million gain on its investment in Scarborough to other expense, net in the consolidated statement of operations. Commencing October 1, 2013, the financial results of Scarborough were included within the consolidated financial statements of Nielsen.

Prior to the Acquisition, Nielsen and Scarborough entered into various related party transactions in the ordinary course of business, including Nielsen providing certain general and administrative services to Scarborough. Nielsen paid royalties to Scarborough for the right to include Scarborough data in Nielsen services sold directly to Nielsen customers. Additionally, Nielsen sold various Scarborough services directly to its clients, for which it received a commission from Scarborough. As a result of these transactions, Nielsen received net payments from Scarborough of $3 million through September 30, 2013, and $15 million and $14 million for the years ended December 31, 2012 and 2011, respectively. Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $6 million for the year ending December 31, 2013 and 2012, respectively.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to Nielsen, the Company pays Equity Healthcare a fee of $2.50 per participating employee per month (“PEPM Fee”). As of December 31, 2013, Nielsen had approximately 7,300 employees enrolled in its self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

TIBCO

On July 26, 2012, Vivek Y. Ranadivé was elected as a member of the unitary Board of Directors of Nielsen Holdings, N.V. and The Nielsen Company B.V. Mr. Ranadivé has been the Chief Executive Officer and Chairman of the Board of Directors of TIBCO Software Inc. (“TIBCO”) since its inception in 1997. The Company has an ongoing contractual relationship with TIBCO. The Board of Directors of the Company affirmatively determined that Mr. Ranadivé is independent for purposes of the New York Stock Exchange listing rules and the Company’s Corporate Governance Guidelines. For the years ended December 31, 2013 and 2012, Nielsen purchased $10 million and $12 million, respectively, of software licenses and related IT support services and training from TIBCO and sold data to TIBCO of $2 million and $0, respectively.  As of December 31, 2013 and 2012, Nielsen had no outstanding payables, and outstanding receivables of $2 million and $0, respectively.

16. Commitments and Contingencies

Leases and Other Contractual Arrangements

In February 2013, the Company amended its Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, the Company has increased its commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”) until the Minimum Commitment is met. TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will continue to globally provide the Company with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. As Nielsen orders specific services under the Agreement, the parties will execute Statements of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide the Company with the right to terminate the Agreement or SOWs, as applicable. As of December 31, 2013, the remaining TCS commitment was approximately $1,000 million.

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

The amounts presented below represent the minimum annual payments under Nielsen’s purchase obligations that have initial or remaining non-cancelable terms in excess of one year. These purchase obligations include data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing.

	For the Years Ending December 31,
(IN MILLIONS)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$92	$71	$62	$50	$43	$77	$395
Other contractual obligations(a)	556	473	347	49	40	9	1,474
Total	$648	$544	$409	$99	$83	$86	$1,869

(a) Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Nielsen generally requires purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Nielsen’s remaining commitments as of December 31, 2013 under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy its obligations. As of December 31, 2013, the remaining TCS commitment was approximately $1,000 million.

Total expenses incurred under operating leases were $81 million, $88 million and $97 million for the years ended December 31, 2013, 2012 and 2011, respectively. Nielsen recognized rental income received under subleases of $11 million, $8 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $34 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 11 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2013, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $12 million and $13 million at December 31, 2013 and 2012, respectively.

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

17. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into two reporting segments: what consumers buy, consisting principally of market research information and analytical services and what consumers watch and listen to, consisting principally of television, radio, online and mobile audience and advertising measurement services and corresponding analytics. In March 2013, Nielsen completed the exit and shut down of one of its legacy online businesses and in June 2013, Nielsen completed the sale of its expositions business. These divestitures were reported as discontinued operations, which require retrospective restatement of prior periods to classify operating results of these businesses as discontinued operations. (See Note 4 “Discontinued Operations”, for more information). The consolidated statements of operations reflect the operating results of these businesses as discontinued operations.

During the fourth quarter of 2013, to conform to a change in management reporting, Nielsen reclassified two products from the Buy segment to the Watch segment.  The business segment results have been reclassified for comparison purposes for all periods presented in the consolidated financial statements.

Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations. Certain corporate costs, other than those described in Item 7 “Management Discussion and Analysis”, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to the Company’s segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment. Information with respect to the operations of each of Nielsen’s business segments is set forth below based on the nature of the services offered and geographic areas of operations.

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Revenues
Buy	$3,406	$3,341	$3,339
Watch	2,297	2,066	1,989
Total	$5,703	$5,407	$5,328

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Business segment income/(loss)(1)
Buy	$660	$676	$685
Watch	989	856	792
Corporate and eliminations	(32)	(28)	(27)
Total	$1,617	$1,504	$1,450

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Depreciation and amortization
Buy	$199	$197	$192
Watch	302	285	300
Corporate and eliminations	9	11	10
Total	$510	$493	$502

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Restructuring charges
Buy	$47	$58	$57
Watch	55	20	15
Corporate and eliminations	17	7	11
Total	$119	$85	$83

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Stock-based compensation expense
Buy	$14	$10	$8
Watch	11	7	5
Corporate and eliminations	22	17	14
Total	$47	$34	$27

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Other items(2)
Buy	$1	$8	$4
Watch	51	(9)	—
Corporate and eliminations	28	13	108
Total	$80	$12	$112

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Operating income/(loss)
Buy	$399	$403	$424
Watch	570	553	472
Corporate and eliminations	(108)	(76)	(170)
Total	$861	$880	$726

(IN MILLIONS)	December 31, 2013	December 31, 2012
Total assets
Buy	$6,768	$6,773
Watch	8,326	6,817
Expositions	—	758
Corporate and eliminations(3)	436	237
Total	$15,530	$14,585

(1)

The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments

(2)

Other items for the years ended December 31, 2013 and 2012 consist primarily of one-time items associated with the acquisition of Arbitron, including non-cash purchase accounting adjustments and transaction related costs.

(3)	Includes deferred financing costs of $50 million and $60 million as of December 31, 2013 and 2012, respectively.

(IN MILLIONS)	Year ended December 31,
	2013	2012	2011
Capital expenditures
Buy	$171	$169	$176
Watch	197	181	184
Expositions	—	5	7
Corporate and eliminations	6	3	—
Total	$374	$358	$367

Geographic Segment Information

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2013
United States	$2,857	$414	$10,203
North and South America, excluding the United States	660	167	1,268
The Netherlands	39	(3)	(6)
Other Europe, Middle East & Africa	1,388	194	1,137
Asia Pacific	759	89	423
Total	$5,703	$861	$13,025

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2012
United States	$2,637	$447	$9,540
North and South America, excluding the United States	640	170	1,313
The Netherlands	39	2	8
Other Europe, Middle East & Africa	1,353	178	1,097
Asia Pacific	738	83	509
Total	$5,407	$880	$12,467

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)
2011
United States	$2,498	$355
North and South America, excluding the United States	625	184
The Netherlands	43	(92)
Other Europe, Middle East & Africa	1,447	184
Asia Pacific	715	95
Total	$5,328	$726

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

18. Additional Financial Information

Accounts payable and other current liabilities

(IN MILLIONS)	December 31, 2013	December 31, 2012
Trade payables	$143	$150
Personnel costs	309	290
Current portion of restructuring liabilities	87	53
Data and professional services	201	203
Interest payable	44	49
Other current liabilities(1)	242	222
Total accounts payable and other current liabilities	$1,026	$967

(1)	Other includes multiple items, none of which is individually significant.

19. Quarterly Financial Data (unaudited)

(IN MILLIONS, EXCEPT PER SHARE DATA)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$1,319	$1,386	$1,387	$1,611
Operating income	142	238	243	238
Income from continuing operations before income taxes and equity in net income of affiliates	$41	$161	$171	$147
Income from discontinued operations, net of tax	$12	$307	$—	$(14)
Net income attributable to Nielsen stockholders	$35	$426	$134	$145
Net income per share of common stock, basic
Income from continuing operations	$0.06	0.32	0.35	0.42
Discontinued operations, net of tax	$0.03	0.82	—	(0.04)
Net income attributable to Nielsen stockholders	$0.09	1.14	0.35	0.38
Net income per share of common stock, diluted
Income from continuing operations	$0.06	0.31	0.35	0.41
Discontinued operations, net of tax	$0.03	0.80	—	(0.03)
Net income attributable to Nielsen stockholders	$0.09	$1.12	$0.35	$0.38

(IN MILLIONS, EXCEPT PER SHARE DATA)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$1,273	$1,342	$1,351	$1,441
Operating income	125	229	244	282
Income from continuing operations before income taxes and equity in net income of affiliates	$11	$135	$145	$68
Income from discontinued operations, net of tax	$14	$3	$20	$(7)
Net income attributable to Nielsen stockholders	$25	$104	$105	$39
Net income per share of common stock, basic
Income from continuing operations	$0.03	$0.28	$0.23	$0.13
Discontinued operations, net of tax	0.04	0.01	0.06	(0.02)
Net income attributable to Nielsen stockholders	$0.07	$0.29	$0.29	$0.11
Net income per share of common stock, diluted
Income from continuing operations	$0.03	$0.28	$0.23	$0.13
Discontinued operations, net of tax	0.04	0.01	0.05	(0.02)
Net income attributable to Nielsen stockholders	$0.07	$0.28	$0.29	$0.11

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings N.V.

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Selling, general and administrative expenses	$4	$2	$2
Operating loss	(4)	(2)	(2)
Interest income	1	—	—
Interest expense	(2)	(23)	(21)
Foreign currency exchange transaction (loss)/gain		(1)	—
Loss from continuing operations before income taxes and equity in net income of subsidiaries	(5)	(26)	(23)
(Provision)/benefit for income taxes	(1)	2	(2)
Equity in net income of subsidiaries	746	297	109
Net income	$740	$273	$84

Nielsen Holdings N.V.

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2013	2012
Assets:
Current assets
Cash and cash equivalents	$12	$1
Amounts receivable from subsidiary	2	7
Loan receivable from subsidiary	—	7
Total current assets	14	15
Investment in subsidiaries	5,728	5,216
Other non-current assets	—	1
Total assets	$5,742	$5,232
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	6	3
Total current liabilities	6	3
Long-term debt	—	288
Other non-current liabilities	7	5
Total liabilities	13	296
Total equity	5,729	4,936
Total liabilities and equity	$5,742	$5,232

Nielsen Holdings N.V.

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2013	2012	2011
Net cash provided by/(used in) operating activities	$1	$(18)	$(16)
Investing Activities:
Investment in subsidiaries	181	—	(2,078)
Intercompany loans and advances with subsidiaries	7	(1)	(6)
Net cash (used in)/provided by investing activities	188	(1)	(2,084)
Financing Activities:
Proceeds from the Issuance of debt	7	—	277
Issuance of common stock	—	—	1,810
Dividends paid to stockholders	(265)	—	—
Capital Contributions from/(to) Subsidiary	—	(14)	—
Shares of common stock issued in business combination	3	—	—
Repurchase of common stock	(11)	—	—
Activity under stock plans	88	34	10
Net cash (used in)/provided by financing activities	(178)	20	2,097
Net increase/(decrease) in cash and cash equivalents	11	1	(3)
Cash and cash equivalents, beginning of period	1	—	3
Cash and cash equivalents, end of period	$12	$1	$—

The notes to the consolidated financial statements of Nielsen Holdings N.V. (the “Company”) are an integral part of these nonconsolidated financial statements.

Notes to Schedule I

1. Basis of Presentation

The Company has accounted for the earnings of its subsidiaries under the equity method in these financial statements.

2. Commitments and Contingencies

The Company had no material commitments or contingencies during the reported periods.

3. Related Party Transactions

The Company executed a $6 million short-term loan with one of its subsidiaries with an original maturity in June 2012 and began accreting interest in December 2011 at a rate of 3.01%. In 2012, the loan was extended at a rate of 2.99% and matured in December 2013.

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. During the year ended December 31, 2013, the Company received a net cash payment of $3 million associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries, net of reimbursements of fees paid on behalf of the Company by its subsidiaries. On December 31, 2012, the Company had a $7 million receivable from subsidiary associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries. During the year ended December 31, 2011, the Company received a net cash payment of $5 million associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries, net of reimbursements of fees paid on behalf of the Company by its subsidiaries.

4. Common Stock and Mandatory Convertible Bond Offerings and Related Transactions

On July 25, 2013, the Company’s board of directors approved a share repurchase program for up to $500 million of Nielsen’s outstanding common stock. The primary purpose of the program is to mitigate dilution associated with the Company’s equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on Nielsen management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at Nielsen’s 2013 Annual General Meeting of Shareholders. As of December 31, 2013, there have been 289,839 shares of Nielsen’s common stock purchased at an average price of $34.49 per share (total consideration of $11 million). Cumulative shares of treasury stock were 409,067 and 213,127 with a corresponding value of $13 million and $4 million as of December 31, 2013 and December 31, 2012, respectively.

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends paid for the year ended December 31, 2013.

Declaration Date	Shareholder of Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20

The dividend policy and payment of future cash dividends are subject to the discretion of the Board.

No dividends were declared or paid on the Company’s common stock in 2012 or 2011.

On January 31, 2011, the Company completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts.  During 2012 and 2013, Luxco and certain Nielsen employees (the “selling shareholders”) completed public offerings totaling 145,564,884 shares of our stock at a weighted average price of $34.08 per share. All proceeds went to the selling stockholders and the offering did not have a significant impact on our operating results or financial position.  As of December 31, 2013, Luxco owned 125,224,724 shares (or approximately 33%) of the Company’s common stock.

Concurrent with its offering of common stock, the Company issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Interest on the Bonds was payable quarterly in arrears in February, May, August and November of each year, and commenced in May 2011. The Bonds provided for mandatory conversion into between 10,416,700 and 12,499,925 shares of Nielsen’s common stock on February 1, 2013 at a conversion rate per $50.00 principal amount of the bonds of not more than 2.1739 shares and not less than 1.8116 shares depending on the market value of its common stock (the average of the volume weighted-average price of its common stock for a 20 consecutive trading day period beginning on the 25 trading day immediately preceding February 1, 2013) relative to the initial price and the threshold appreciation price per share of $23.00 and $27.60, respectively. On February 1, 2013, the Bonds were converted into 10,416,700 shares of Nielsen’s common stock at per share price of $27.60.

The Company remitted and utilized substantially all of the combined net proceeds of approximately $2,078 million associated with the aforementioned transactions to certain of its subsidiaries to settle the Advisory Agreements in place between the Sponsors and certain of such subsidiaries and to redeem and retire certain issuances of the Company’s subsidiary long-term indebtedness.
Subsequent Event

On February 3, 2014, Nielsen completed the tender offer through Prime Acquisition, a wholly owned subsidiary, to acquire all outstanding shares of common stock of Harris Interactive, Inc. (HPOL) a leading global market research firm for $2.04 per share (total purchase price of $116 million).

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2013, 2012 and 2011

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2011	$31	$2	$1	$(10)	$0	$24
For the year ended December 31, 2012	$24	$10	$4	$0	$0	$38
For the year ended December 31, 2013	$38	$3	$—	$(2)	$0	$39

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2011	$215	$(25)	$9	$(6)	$193
For the year ended December 31, 2012	$193	$(15)	$46	$8	$232
For the year ended December 31, 2013	$232	$(69)	$(5)	$(8)	$150

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c)     Attestation Report of the Registered Public Accounting Firm

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), which will be filed with the SEC on or before April 30, 2014: “Proposal No. 3 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014: “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014: “Equity Compensation Plan Information” and “Ownership of Securities”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters”.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2014: “Proposal No. 4 – Ratification of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedules listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

The exhibit index attached hereto is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nielsen Holdings N.V.
(Registrant)
Date: February 21, 2014	/S/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN J. WEST Brian J. West	Chief Financial Officer (Principal Financial Officer)	February 21, 2014

/s/ JEFFREY R. CHARLTON Jeffrey R. Charlton	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 21, 2014

/s/ DWIGHT M. BARNS Dwight M. Barns	Chief Executive Officer (Principal Executive Officer)	February 21, 2014

/s/ DAVID CALHOUN David Calhoun	Chairman of the Board	February 21, 2014

/s/ JAMES ATTWOOD James Attwood	Director	February 21, 2014

/s/ GANESH RAO Ganesh Rao	Director	February 21, 2014

/s/ JAMES KILTS James Kilts	Director	February 21, 2014

/s/ KAREN HOGUET Karen Hoguet	Director	February 21, 2014

/s/ ALEXANDER NAVAB Alexander Navab	Director	February 21, 2014

/s/ ROBERT POZEN Robert Pozen	Director	February 21, 2014

/s/ VIVEK RANADIVÉ Vivek Ranadivé	Director	February 21, 2014

/s/ JAVIER TERUEL Javier Teruel	Director	February 21, 2014

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
2.1(a)(1)

Agreement and Plan of Merger, dated as of December 17, 2012, among Arbitron Inc., Nielsen Holdings N.V. and TNC Sub I Corporation (incorporated herein by reference to Exhibit 2.1 to the Form 8-K of Nielsen Holdings N.V. filed on December 18, 2012 (File No. 001-35042))

2.1(b) (1)

Stock Purchase Agreement between VNU International B.V. and Expo Event Transco Inc., dated May 4, 2013 (incorporated herein by reference to Exhibit 2.2 to the Amendment No. 1 to the Form S-4 filed by The Nielsen Company B.V. on July 17, 2013 (File No. 333-189456))

3.1

Deed of Incorporation of Nielsen Holdings N.V. (formerly Valcon Acquisition Holding B.V.) (incorporated herein by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

3.2

Amended and Restated Articles of Association of Nielsen Holdings N.V. (unofficial English translation) (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

4.1(a)

Second Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, and further amended and restated as of February 2, 2012 among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042))

4.1(b)

Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(c)

Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(d)

Senior Secured Loan Agreement, dated June 8, 2009, by and among Nielsen Finance LLC, the Guarantors party thereto from time to time, Goldman Sachs Lending Partners LLC and the other Lenders party thereto from time to time (incorporated herein by reference to Exhibit 4.1(g) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(e)

First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546-29))

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

Amendment Agreement, dated February 2, 2012, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and certain of the lenders (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042))

4.1(i)

Amendment Agreement, dated February 28, 2013, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders ((incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on March 4, 2013 (File No. 001-35042))

4.1(j)	Form of Third Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on March 4, 2013 (File No. 001-35042))
4.2(a)

Indenture, dated as of October 12, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York, as Trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546-29))

4.2(b)

First Supplemental Indenture, dated as of November 9, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on November 12, 2010 (File No. 333-142546-29))

4.2(c)

Second Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.4(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546-29))

4.2(d)

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

4.2(e)

Fourth Supplemental Indenture, dated as of February 17, 2012, among NeuroFocus, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.8(e) to the Annual Report on Form 10-K of Nielsen Holdings N.V. for the year ended December 31, 2011 (File No. 001-34052))

Exhibit No.	Description
4.2(f)

Fifth Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc. an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.2(g)

Sixth Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.4 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042))

4.2(h)

Seventh Supplemental Indenture, dated as of December 12, 2012, between Vizu Corporation, an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.6(h) to the Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(i)

Eighth Supplemental Indenture, dated as of June 17, 2013, between G4 Analytics, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.6(i) to the Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(j)*	Ninth Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee
4.2(k)*	Tenth Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee
4.2(l)*	Eleventh Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee
4.3(a)

Indenture, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 (a) to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012 (File No. 001-35042))

4.3(b)

First Supplemental Indenture, dated as of December 12, 2012, among Vizu Corporation, Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.3(c)

Second Supplemental Indenture, dated as of June 17, 2013, among G4 Analytics, Inc., Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(c) to Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.3(d)*	Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee
4.3(e)*	Fourth Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee
4.3(f)*	Fifth Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee
4.4(a)

Indenture, dated as of September 27, 2013, among The Nielsen Company (Luxembourg) S.ar.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on September 27, 2013 (File No. 001-35042))

Exhibit No.	Description
4.4(b)*	First Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Deutsche Bank Trust Company Americas, as trustee
4.4(c)*	Second Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Deutsche Bank Trust Company Americas, as trustee
4.4(d)*	Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Deutsche Bank Trust Company Americas, as trustee
10.1(a)

Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated January 31, 2011, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (file No. 001-35042))

10.1(b)

Form of Amendment No. 1 to the Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated July 26, 2012, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.1(c)

Amendment No 2 to the Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated January 31, 2012, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V. (incorporated herein by reference to Exhibit 10.1(c) to the Form 10-K of Nielsen Holdings N.V. filed on February 22, 2013 (File No. 001-35042))

10.1(d)

Agreement Terminating the Amended and Restated Shareholders’ Agreement Regarding Nielsen Holdings N.V., dated as of August 14, 2013, with The Nielsen Company B.V., Valcon Acquisition B.V., Valcon Acquisition Holding (Luxembourg) S.ar.l. and funds associated with or designated by AlpInvest Partners, The Blackstone Group, The Carlyle Group, Centerview Partners, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 23, 2013 (File No. 001-35042))

10.1(e)

Form of Letter Agreement with affiliates of each of The Blackstone Group, The Carlyle Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, dated as of August 14, 2013 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 23, 2013 (File No. 001-35042))

10.2(a)**

Employment Agreement, as amended and restated, dated as of December 15, 2008, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and TNC (US) Holdings, Inc. (incorporated herein by reference to Exhibit 10.5(c) to the Annual Report on Form 10-K of The Nielsen Company B.V. for the year ended December 31, 2008 (File No. 333-142546-29))

10.2(b)**

Second Amended and Restated Employment Agreement, dated as of October 27, 2010, by and among David L. Calhoun and Nielsen Holdings, N.V., The Nielsen Company B.V., a Netherlands corporation, and TNC (US) Holdings, Inc. (formerly VNU, Inc.), a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546-29))

10.2(c)* **	Transition Agreement, dated as of November 5, 2013, by and among David L. Calhoun, Nielsen Holdings N.V., The Nielsen Company B.V. and TNC (US) Holdings, Inc.
10.2(d)**

Stock Option Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V. and David L. Calhoun (incorporated herein by reference to Exhibit 10.29 to Amendment No. 4. to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

Exhibit No.	Description
10.2(e)**

Management Stockholder’s Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and David L. Calhoun (incorporated herein by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

10.2(f)**

Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands, Valcon Acquisition Holding (Luxembourg) S.à r.l., a private limited company incorporated under the laws of Luxembourg and David L. Calhoun (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546-29))

10.3**

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.4**

Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.5**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.6**

Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.7(a)**

Restricted Stock Unit Award Agreement, dated as of June 19, 2009, between Valcon Acquisition Holding B.V. and Mitchell Habib (incorporated herein by reference to Exhibit 10.10(h) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546-29))

10.7(b)**

Form of Offer Letter, dated March 22, 2007, by and between The Nielsen Company B.V. and Mitchell J. Habib (incorporated herein by reference to Exhibit 10.20 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.8**

Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.9(a)**

VNU Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.9(b)**

Amendment to the VNU Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.9(c)**

Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.10(a)**

VNU Deferred Compensation Plan, dated April 1, 2003 (incorporated herein by reference to Exhibit 10.13(a) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.10(b)**

Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated May 10, 2006 (incorporated herein by reference to Exhibit 10.13(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

Exhibit No.	Description
10.10(c)**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, (File No. 333-142546-29))

10.11**

2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holding N.V. and its Subsidiaries, as amended and restated, effective August 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2012 (File No. 333-172256))

10.12(a)**	Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))
10.12(b)**	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 10.16 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))
10.12(c)**

Form of Amendment to Management Stockholder’s Agreement and Sale Participation Agreement dated September 29, 2011, originally filed on March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 27, 2011 (File No. 001-35042))

10.13(a)**

Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2010 (File No. 333-142546-29))

10.13(b)**

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

Amendment Number 3 to the Amended and Restated Master Services Agreement, effective as of May 11, 2009, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(d) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.14(e)†

Amendment Number Four to the Amended and Restated Master Services Agreement, dated and made effective as of February 7, 2013, by and between Tata America International Corporation, Tata Consultancy Services Limited and The Nielsen Company (US), LLC. (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.15**

Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West (incorporated herein by reference to Exhibit 10.19 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

Exhibit No.	Description
10.16**	Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8 filed on September 30, 2013 (File No. 333-191458))
10.17**

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

10.19**	Amended and Restated Nielsen Holdings 2010 Stock Incentive Plan (incorporated herein by reference to Annex A to the Form DEF14A of Nielsen Holdings N.V. filed on April 15, 2013 (File No. 001-35042))
10.20**

Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.21

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

21.1*	Nielsen Holdings N.V. Active Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)
31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Exhibit No.	Description
101*

The following financial information from Nielsen Holdings N.V.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.
**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
†	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.
(1)

Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Nielsen hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted schedules and exhibits upon request therefor by the Securities and Exchange Commission.