Form 10-Q
period 2014-09-30
Nielsen N.V.
filed 2014-10-23
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 381,074,001 shares of the registrant’s Common Stock outstanding as of September 30, 2014.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2014	2013	2014	2013
Revenues	$1,572	$1,387	$4,655	$4,092
Cost of revenues, exclusive of depreciation and amortization shown separately below	648	573	1,967	1,732
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	468	434	1,439	1,310
Depreciation and amortization	139	117	425	364
Restructuring charges	6	20	43	63
Operating income	311	243	781	623
Interest income	1	1	3	2
Interest expense	(74)	(78)	(229)	(229)
Foreign currency exchange transaction gains/(losses), net	1	(7)	(32)	(23)
Other (expense)/income, net	(52)	12	(100)	—
Income from continuing operations before income taxes and equity in net income of affiliates	187	171	423	373
Provision for income taxes	(95)	(40)	(202)	(104)
Equity in net income of affiliates	—	—	2	3
Income from continuing operations	92	131	223	272
Income from discontinued operations, net of tax	—	—	—	319
Net income	92	131	223	591
Net income/(loss) attributable to noncontrolling interests	1	(3)	—	(4)
Net income attributable to Nielsen stockholders	$91	$134	$223	$595
Net income per share of common stock, basic
Income from continuing operations	$0.24	$0.35	$0.59	$0.74
Income from discontinued operations, net of tax	$—	$—	$—	$0.85
Net income attributable to Nielsen stockholders	$0.24	$0.35	$0.59	$1.59
Net income per share of common stock, diluted
Income from continuing operations	$0.24	$0.35	$0.58	$0.73
Income from discontinued operations, net of tax	$—	$—	$—	$0.84
Net income attributable to Nielsen stockholders	$0.24	$0.35	$0.58	$1.57
Weighted-average shares of common stock outstanding, basic	380,884,561	377,590,584	379,891,241	374,943,623
Dilutive shares of common stock	5,006,830	4,711,433	5,283,261	4,858,966
Weighted-average shares of common stock outstanding, diluted	385,891,391	382,302,017	385,174,502	379,802,589
Dividends declared per common share	$0.25	$0.20	$0.70	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2014	2013	2014	2013
Net income	$92	$131	$223	$591
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	(169)	51	(136)	(83)
Available for sale securities (2)	—	3	4	9
Changes in the fair value of cash flow hedges (3)	4	(2)	3	6
Defined benefit pension plan adjustments (4)	3	3	5	23
Total other comprehensive (loss)/income	(162)	55	(124)	(45)
Total comprehensive (loss)/income	(70)	186	99	546
Less: comprehensive loss attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Total comprehensive (loss)/income attributable to Nielsen stockholders	$(69)	$187	$101	$549

(1)

Net of tax of $(4) million and $(2) million for the three months ended September 30, 2014 and 2013, respectively and $(5) million and $7 million for the nine months ended September 30, 2014 and 2013, respectively

(2)

Net of tax of zero and $(2) million for the three months ended September 30, 2014 and 2013, respectively, and $(3) million and $(6) million for the nine months ended September 30, 2014 and 2013, respectively

(3)

Net of tax of $(2) million and $1 million for the three months ended September 30, 2014 and 2013, respectively, and $(2) and $(4) million for the nine months ended September 30, 2014 and 2013, respectively

(4)	Net of tax of $(1) million and zero for the three months ended September 30, 2014 and 2013, respectively, and zero and $(16) million for the nine months ended September 30, 2014 and 2013, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2014	2013
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$369	$564
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $31 and $39 as of September 30, 2014 and December 31, 2013, respectively	1,189	1,196
Prepaid expenses and other current assets	424	374
Total current assets	1,982	2,134
Non-current assets
Property, plant and equipment, net	525	560
Goodwill	7,715	7,684
Other intangible assets, net	4,716	4,781
Deferred tax assets	96	115
Other non-current assets	327	256
Total assets	$15,361	$15,530
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$917	$1,026
Deferred revenues	312	306
Income tax liabilities	201	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	112	148
Total current liabilities	1,542	1,535
Non-current liabilities
Long-term debt and capital lease obligations	6,508	6,492
Deferred tax liabilities	839	864
Other non-current liabilities	772	832
Total liabilities	9,661	9,723
Commitments and contingencies (Note 12)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 382,509,366 and 379,044,531 shares issued and 381,074,001 and 378,635,464 shares outstanding at September 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	6,381	6,596
Accumulated deficit	(289)	(512)
Accumulated other comprehensive loss, net of income taxes	(509)	(387)
Total Nielsen stockholders’ equity	5,615	5,729
Noncontrolling interests	85	78
Total equity	5,700	5,807
Total liabilities and equity	$15,361	$15,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2014	2013
Operating Activities
Net income	$223	$591
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	36	32
Gain on sale of discontinued operations	—	(303)
Currency exchange rate differences on financial transactions and other losses	134	29
Equity in net income of affiliates, net of dividends received	(2)	1
Depreciation and amortization	425	375
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(9)	(23)
Prepaid expenses and other current assets	(81)	(37)
Accounts payable and other current liabilities and deferred revenues	(159)	(128)
Other non-current liabilities	(6)	(4)
Interest payable	46	36
Income taxes	85	12
Net cash provided by operating activities	692	581
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(203)	(1,202)
Proceeds from the sale of subsidiaries and affiliates, net	—	934
Additions to property, plant and equipment and other assets	(96)	(79)
Additions to intangible assets	(178)	(176)
Net cash used in investing activities	(477)	(523)
Financing Activities
Proceeds from issuances of debt, net of issuance costs	4,544	2,485
Repayment of debt	(4,573)	(1,933)
Increase in other short-term borrowings	—	12
Cash dividends paid to stockholders	(261)	(189)
Repurchase of common stock	(75)	—
Proceeds from exercise of stock options	80	59
Other financing activities	(91)	(24)
Net cash (used in)/provided by financing activities	(376)	410
Effect of exchange-rate changes on cash and cash equivalents	(34)	(19)
Net (decrease)/increase in cash and cash equivalents	(195)	449
Cash and cash equivalents at beginning of period	564	288
Cash and cash equivalents at end of period	$369	$737
Supplemental Cash Flow Information
Cash paid for income taxes	$(117)	$(101)
Cash paid for interest, net of amounts capitalized	$(183)	$(201)

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

The Company was formed by several private equity groups through Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). As of December 31, 2013, Luxco owned 125,224,724 shares (or approximately 33%) of the Company’s common stock. During the nine months ended September 30, 2014, Luxco sold 51,139,058 shares of the Company’s common stock at an average price of $46.58 per share. As of September 30, 2014, Luxco owned 74,085,666 shares (or approximately 19%) of the Company’s common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2014 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 92,800 and 2,502,717 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2014 and 2013, respectively, as such shares would have been anti-dilutive.

The effect of 92,800 and 2,427,945 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2014 and 2013, respectively, as such shares would have been anti-dilutive.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, Nielsen recorded a pre-tax charge of $12 million during the first quarter of 2013 in foreign currency exchange transaction gains/(losses), net line in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

As of March 31, 2014, based on changes to the Venezuelan currency exchange rate mechanisms the Company changed the exchange rate used to remeasure our Venezuelan subsidiaries’ financial statements in U.S. dollars. Nielsen began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, the Company believes any future remittances for royalty and dividend payments that occur would be transacted at the SICAD I exchange rate based on current facts and circumstances. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of the Company’s Venezuelan subsidiary in the condensed consolidated financial statements. At September 30, 2014, the SICAD I exchange rate was 12.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar.  As a result of this change, Nielsen recorded a pre-tax charge of $23 million during the nine months ended September 30, 2014 in foreign currency exchange transaction gains/(losses), net in the condensed consolidated statement of operations, reflecting the write-down of monetary assets and liabilities.

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

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently assessing the impact of the adoption of this ASU will have on its condensed consolidated financial statements.

Going Concern

In August 2014, the FASB issued an ASU, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

The following unaudited pro forma information presents the consolidated results of operations of the Company and Arbitron for the three and nine months ended September 30, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended	Nine Months Ended
(IN MILLIONS)	September 30, 2013	September 30, 2013
Revenues	$1,510	$4,447
Income from continuing operations	$151	$301

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period. The Arbitron results of operations are fully reflected in Nielsen’s consolidated results of operations for the three and nine months ended September 30, 2014.

Other Acquisitions

For the nine months ended September 30, 2014, Nielsen paid cash consideration of $203 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2013, excluding Arbitron, Nielsen paid cash consideration of $42 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenue	$—	$—	$15	$103
Operating income	—	—	—	35
Interest expense	—	—	—	(8)
Income from operations before income taxes	—	—	—	27
Provision for income taxes	—	—	—	(11)
Income from operations	—	—	—	16
Gain on sale, net of tax	—	—	—	303
Income from discontinued operations	$—	$—	$—	$319

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the three and nine months ended September 30, 2013, interest expense of zero and $8 million was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(IN MILLIONS)	2014	2013
Net cash provided by operating activities	$—	$36
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
	$—	$36

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2013	$3,005	$4,679	$7,684
Acquisitions, divestitures and other adjustments	140	$4	$144
Effect of foreign currency translation	(98)	(15)	(113)
Balance, September 30, 2014	$3,047	$4,668	$7,715

At September 30, 2014, $78 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2014	2013	2014	2013
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$-	$-
Amortized intangibles:
Trade names and trademarks	164	156	(65)	(53)
Customer-related intangibles	2,926	2,882	(1,012)	(897)
Covenants-not-to-compete	36	36	(28)	(19)
Computer software	1,841	1,668	(1,100)	(941)
Patents and other	106	95	(73)	(67)
Total	$5,073	$4,837	$(2,278)	$(1,977)

Amortization expense associated with the above intangible assets was $99 million and $74 million for the three months ended September 30, 2014 and 2013, respectively. These amounts included amortization expense associated with computer software of $52 million and $38 million for the three months ended September 30, 2014 and 2013, respectively.

Amortization expense associated with the above intangible assets was $300 million and $228 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts included amortization expense associated with computer software of $160 million and $120 million for the nine months ended September 30, 2014 and 2013, respectively.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2014 and 2013.

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	$(124)	$9	$(5)	$(267)	$(387)
Other comprehensive (loss)/income before reclassifications	(136)	4	(4)	—	(136)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	7	5	12
Net current period other comprehensive (loss)/income	(136)	4	3	5	(124)
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	—	(2)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(134)	4	3	5	(122)
Balance September 30, 2014	$(258)	$13	$(2)	$(262)	$(509)

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	(23)	—	(13)	(297)	(333)
Other comprehensive (loss)/income before reclassifications	(83)	9	(2)	12	(64)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	8	11	19
Net current period other comprehensive (loss)/income	(83)	9	6	23	(45)
Net current period other comprehensive loss attributable to noncontrolling interest	1	—	—	—	1
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(84)	9	6	23	(46)
Balance September 30, 2013	(107)	9	(7)	(274)	(379)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2014 and 2013, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2014	September 30, 2013	Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$4	Interest expense
	2	1	Benefit for income taxes
	$2	$3	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$3	$5	(a)
	1	1	Benefit for income taxes
	$2	$4	Total, net of tax
Total reclassification for the period	$4	$7	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2014 and 2013, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2014	September 30, 2013	Statement of Operations
Cash flow hedges
Interest rate contracts	$12	$12	Interest expense
	5	4	Benefit for income taxes
	$7	$8	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$9	$14	(a)
	4	3	Benefit for income taxes
	$5	$11	Total, net of tax
Total reclassification for the period	$12	$19	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2013	$99
Charges	43
Payments	(87)
Non cash charges and other adjustments	(1)
Balance at September 30, 2014	$54

Nielsen recorded $6 million and $20 million in restructuring charges for the three months ended September 30, 2014 and 2013, respectively, primarily relating to severance costs.

Nielsen recorded $43 million and $63 million in restructuring charges for the nine months ended September 30, 2014 and 2013, respectively, primarily relating to severance and contract termination costs.

Of the $54 million in remaining liabilities for restructuring actions, $44 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2014.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30,
(IN MILLIONS)	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$35	$35	—	—
Plan assets for deferred compensation (2)	27	27	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	2	—	2	—
Total	$66	$64	$2	—
Liabilities:
Interest rate swap arrangements (4)	$7	—	$7	—
Deferred compensation liabilities (5)	27	27	—	—
Total	$34	$27	$7	—

	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$28	$28	—	—
Plan assets for deferred compensation (2)	25	25	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$55	$55	—	—
Liabilities:
Interest rate swap arrangements (4)	$10	—	$10	—
Deferred compensation liabilities (5)	25	25	—	—
Total	$35	$25	$10	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2014, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of September 30, 2014 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $11 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
		Accounts Payable		Accounts Payable
Derivatives Designated as Hedging Instruments	Other Non-	and Other Current	Other Non-Current	and Other Current	Other Non-Current
(IN MILLIONS)	Current Assets	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$2	$2	$5	$2	$8

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2014 and 2013 was as follows:

Amount of Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2014	2013		2014	2013
Interest rate swaps	$(3)	$7	Interest expense	$4	$4

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2014 and 2013 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income (Effective	Nine Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2014	2013		2014	2013
Interest rate swaps	$6	$2	Interest expense	$12	$12

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2014.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2014.

	September 30, 2014			December 31, 2013
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.90%) due 2016		—	—		2,507	2,512
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2017		—	—		1,115	1,113
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.15% ) due 2019		1,560	1,559		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.40% ) due 2017		499	496		—	—
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.15% ) due 2021		1,097	1,093		—	—
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.15%) due 2016		—	—		394	395
€286 million Senior secured term loan (Euro LIBOR based variable rate of 3.00%) due 2021		360	360		—	—
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.68%	3,516	3,508	2.89%	4,016	4,020
$1,080 million 7.75% senior debenture loan due 2018		—	—		1,083	1,172
$800 million 4.50% senior debenture loan due 2020		800	777		800	779
$1,550 million 5.00% senior debenture loan due 2022		1,553	1,527		—	—
$625 million 5.50% senior debenture loan due 2021		625	628		625	636
Total debenture loans (with weighted-average interest rate)	5.23%	2,978	2,932	6.51%	2,508	2,587
Other loans		8	8		5	5
Total long-term debt	3.86%	6,502	6,448	4.28%	6,529	6,612
Capital lease and other financing obligations		118			111
Total debt and other financing arrangements		6,620			6,640
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		112			148
Non-current portion of long-term debt and capital lease and other financing obligations		$6,508			$6,492

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2014 to December 31, 2014	$25
2015	106
2016	118
2017	640
2018	212
2019	1,042
Thereafter	4,359
$6,502

In April 2014, Nielsen completed the issuance of $750 million in aggregate principal amount of 5.0% Senior Notes due 2022 at par. In addition, in April 2014, the Company entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace the Company’s existing Class D Term Loans maturing in February 2017 and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity in April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.  Finally, in May 2014, the Company completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, the Company recorded a pre-tax charge of $45 million during the second quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

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

In July 2014, Nielsen completed the issuance of an additional $800 million aggregate principal amount of 5.0% Senior Notes due 2022.  The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, the Company redeemed the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.  As a result of these transactions, the Company recorded a pre-tax charge of $51 million during the third quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

10. Stockholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2014
Actual number of shares of common stock outstanding
Beginning of period	378,635,464
Shares of common stock issued through compensation plans	3,978,073
Shares of common stock issued through business combinations	68,737
Repurchases of common stock	(1,608,273)
End of period	381,074,001

Cumulative shares of treasury stock were 1,435,365 and 409,067 with a corresponding value of $65 million and $13 million as of September 30, 2014 and December 31, 2013, respectively.

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2013 and the nine months ended September 30, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

On July 25, 2013, the Company’s board of directors approved a new share repurchase program for up to $500 million of Nielsen’s outstanding common stock. The primary purpose of the program is to mitigate dilution associated with the Company’s equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on Nielsen management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at Nielsen’s 2014 Annual General Meeting of Shareholders. As of September 30, 2014, the Company has purchased 1,898,112 shares of Nielsen’s common stock at an average price of $45.37 per share (total consideration of approximately $86 million) under this program. The activity during the nine months ended September 30, 2014 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2013	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
April 1-30	269,972	$44.47	269,972	$460,467,412
May 1-31	211,848	$47.20	211,848	$450,467,820
June 1-30	207,243	$47.44	207,243	$440,635,906
July 1-31	188,612	$48.54	188,612	$431,480,660
August 1-31	181,509	$47.15	181,509	$422,921,757
September 1-30	197,759	$45.66	197,759	$413,891,828
Total	1,898,112	$45.37	1,898,112

On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at Nielsen’s 2014 Annual General Meeting of Shareholders.

11. Income Taxes

The effective tax rates for the three months ended September 30, 2014 and 2013 were 51% and 23%, respectively. The tax rate for the three months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the three months ended September 30, 2013 was lower than the Dutch statutory rate as a result of the favorable of return to provision adjustments as well as the impact of certain financing activities.

The effective tax rates for the nine months ended September 30, 2014 and 2013 were 48% and 28%, respectively. The tax rate for the nine months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the nine months ended September 30, 2013 was higher than the Dutch statutory rate as a result of the tax impact of the Venezuela currency revaluation and reserves for uncertain tax positions, offset by the favorable impacts of return to provision adjustments as well as the impact of certain financing activities.

The estimated liability for unrecognized income tax benefits as of December 31, 2014 is $496 million and was $475 million as of December 31, 2013. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended September 30, 2014
Revenues	$878	$694	—	$1,572
Depreciation and amortization	$55	$83	$1	$139
Restructuring charges	$4	$1	$1	$6
Stock-based compensation expense	$3	$2	$7	$12
Other items(1)	$—	$5	$4	$9
Operating income/(loss)	$109	$226	$(24)	$311
Business segment income/(loss)(2)	$171	$317	$(11)	$477
Total assets as of September 30, 2014	$6,882	$8,208	$271	$15,361

(IN MILLIONS)
Three Months Ended September 30, 2013
Revenues	$848	$539	$—	$1,387
Depreciation and amortization	$49	$66	$2	$117
Restructuring charges	$10	$7	$3	$20
Stock-based compensation expense	$3	$3	$5	$11
Other items(1)	$—	—	$7	$7
Operating income/(loss)	$107	$163	$(27)	$243
Business segment income/(loss)(2)	$169	$239	$(10)	$398
Total assets as of December 31, 2013	$6,768	$8,326	$436	$15,530

(IN MILLIONS)	Buy	Watch	Corporate	Total
Nine Months Ended September 30, 2014
Revenues	$2,615	$2,040	—	$4,655
Depreciation and amortization	$166	$256	$3	$425
Restructuring charges	$26	$11	$6	$43
Stock-based compensation expense	$12	$8	$16	$36
Other items (1)	$—	$8	$20	$28
Operating income/(loss)	$252	$602	$(73)	$781
Business segment income/(loss) (2)	$456	$885	$(28)	$1,313

(IN MILLIONS)
Nine Months Ended September 30, 2013
Revenues	$2,503	$1,589	$—	$4,092
Depreciation and amortization	$149	$209	$6	$364
Restructuring charges	$27	$19	$17	$63
Stock-based compensation expense	$10	$7	$15	$32
Other items (1)	$5	$—	$22	$27
Operating income/(loss)	$268	$441	$(86)	$623
Business segment income/(loss) (2)	$459	$676	$(26)	$1,109

(1)

Other items primarily consist of transaction-related costs for the three months ended September 30, 2014 and 2013. Other items primarily consist of transaction-related costs for the nine months ended September 30, 2014. Other items for the nine months ended September 30, 2013, primarily consist of transaction-related costs of approximately $23 million and a $4 million write down of uninsured deposits in Cyprus.

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

Background and Executive Summary

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch and listen to on a global and local basis (consumer interaction across the television, radio, online and mobile viewing and listening platforms referred to herein as “Watch”). Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many emerging markets, and hold leading market positions in many of our services and geographies.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, nearly 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our insights services and measurement services.

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

Our Buy segment provides Information services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and Insights services (primarily comprised of our analytical solutions) to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while emerging markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

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

We incurred acquisition-related expenses of $4 million and $18 million for the three and nine months ended September 30, 2013, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Arbitron for the three and nine months ended September 30, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$1,510	$4,447
Income from continuing operations	$151	$301

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

The Arbitron results of operations are fully reflected in our consolidated results of operations for the three and nine months ended September 30, 2014.

Other Acquisitions

For the nine months ended September 30, 2014, we paid cash consideration of $203 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on our consolidated results of operations would not have been material.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenue	$—	$—	$15	$103
Operating income	—	—	—	35
Interest expense	—	—	—	(8)
Income from operations before income taxes	—	—	—	27
Provision for income taxes	—	—	—	(11)
Income from operations	—	—	—	16
Gain on sale, net of tax	—	—	—	303
Income from discontinued operations	$—	$—	$—	$319

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets.  For the three and nine months ended September 30, 2013, interest expense of zero and $8 million, respectively, was allocated to discontinued operations.

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

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.36 to €1.00 and $1.32 to €1.00 for the nine months ended September 30, 2014 and 2013, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction gains/(losses), net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

As of March 31, 2014, based on changes to Venezuelan currency rate mechanisms, we changed the exchange rate we use to remeasure our Venezuelan Buy and Watch subsidiaries’ financial statements in U.S. dollars. We began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Administration (“SICAD l”). As a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, we believe any future remittances for royalty and dividend payments that occur would be transacted at the SICAD I exchange rate based on current facts and circumstances. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of the Company’s Venezuelan subsidiary in the condensed consolidated financial statements. As of September 30, 2014, the SICAD l exchange rate was 12.0 bolivars to the U.S. dollar, compared to the official exchange rate of 6.3 bolivars to the U.S. dollar we used previously. As a result of this change, we recorded a charge of approximately $23 million during the nine months ended September 30, 2014 in foreign currency exchange transaction gains/(losses), net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

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

Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2014	2013
Revenues	$1,572	$1,387
Cost of revenues, exclusive of depreciation and amortization shown separately below	648	573
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	468	434
Depreciation and amortization	139	117
Restructuring charges	6	20
Operating income	311	243
Interest income	1	1
Interest expense	(74)	(78)
Foreign currency exchange transaction gains/(losses), net	1	(7)
Other (expense)/income, net	(52)	12
Income from continuing operations before income taxes and equity in net income of affiliates	187	171
Provision for income taxes	(95)	(40)
Net income	$92	$131

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(IN MILLIONS)	2014	2013
Net income	$92	$131
Interest expense, net	73	77
Provision for income taxes	95	40
Depreciation and amortization	139	117
EBITDA	399	365
Other non-operating expense, net	51	(5)
Restructuring charges	6	20
Stock-based compensation expense	12	11
Other items(a)	9	7
Adjusted EBITDA	$477	$398

(a)	Other items primarily consist of transaction-related costs for the three months ended September 30, 2014 and 2013.

Consolidated Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Revenues increased 13.3% to $1,572 million for the three months ended September 30, 2014 from $1,387 million for the three months ended September 30, 2013, or an increase of 14.4% on a constant currency basis, excluding a 1.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 2.5% (3.4% on a constant currency basis). Revenues within our Buy segment increased 3.5% (4.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, Buy segment revenues increased 0.7% (2.0% on a constant currency basis).  Revenues within our Watch segment increased 28.8% (29.2% on a constant currency basis). Excluding the impact of the Arbitron acquisition, Watch segment revenues increased 5.2% (5.6% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 13.1% to $648 million for the three months ended September 30, 2014 from $573 million for the three months ended September 30, 2013, or an increase of 13.7% on a constant currency basis, excluding a 0.6% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 7.3% (8.5% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 and the continued global expansion of our services. Costs within our Watch segment increased 20.8% (20.8% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 partially offset by the impact of productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 7.8% to $468 million for the three months ended September 30, 2014 from $434 million for the three months ended September 30, 2013, or an increase of 8.6% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment were flat (an increase of 0.6% on a constant currency basis). Costs within our Watch segment increased 39.0% (39.0% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 as well as the impact of investments in product development initiatives. Corporate costs decreased by approximately $5 million due primarily to higher transaction-related costs in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $139 million for the three months ended September 30, 2014 as compared to $117 million for the three months ended September 30, 2013. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations.

For the three months ended September 30, 2014 and 2013, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $51 million and $35 million, respectively.

Restructuring Charges

We recorded $6 million and $20 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended September 30, 2014 and 2013, respectively.

Operating Income

Operating income for the three months ended September 30, 2014 was $311 million as compared to $243 million for the three months ended September 30, 2013. Operating income within our Buy segment was $109 million for the three months ended September 30, 2014 as compared to $107 million for the three months ended September 30, 2013. Operating income within our Watch segment was $226 million for the three months ended September 30, 2014 as compared to $163 million for the three months ended September 30, 2013. Corporate operating expenses were $24 million for the three months ended September 30, 2014 as compared to $27 million for the three months ended September 30, 2013.

Interest Expense

Interest expense was $74 million for the three months ended September 30, 2014 as compared to $78 million for the three months ended September 30, 2013. This decrease is primarily due to the refinancing of the 11.625% senior notes in October 2013, the partial refinancing of the 7.75% senior notes in April 2014 and the refinancing of the remaining 7.75% senior notes in July 2014. The decrease is partially offset by the increased debt balance in September 2013 related to Arbitron acquisition financing.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 for each of the three months ended September 30, 2014 and 2013.

We realized net gains of $1 million for the three months ended September 30, 2014 and net losses of $7 million for the three months ended September 30, 2013, in each case resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other (Expense)/Income, Net

Other expense, net of $52 million for the three months ended September 30, 2014 is primarily related to the “make-whole” premium associated with the July 2014 redemption of the remaining 7.75% Senior Notes due 2018.

The $12 million of other income, net amount for the three months ended September 30, 2013, primarily relates to the $24 million gain from the step acquisition of Scarborough partially offset by charges of $12 million associated with the unused bridge loan terminated as part of the Arbitron acquisition.

Income Taxes

The effective tax rates for the three months ended September 30, 2014 and 2013 were 51% and 23%, respectively.  The tax rate for the three months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the three months ended September 30, 2013 was lower than the Dutch statutory rate as a result of the favorable of return to provision adjustments as well as the impact of certain financing activities.

The estimated liability for unrecognized tax benefits as of December 31, 2014 is $496 million and was $475 million as of December 31, 2013. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 19.8% to $477 million for the three months ended September 30, 2014 from $398 million for the three months ended September 30, 2013, or 22.0% on a constant currency basis, excluding a 2.2% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2014 Reported	Three Months Ended September 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Three Months Ended September 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$878	$848	3.5%	$837	4.9%
Watch(b)	694	539	28.8%	537	29.2%
Total(c)	$1,572	$1,387	13.3%	$1,374	14.4%
(a)

The Buy segment includes the results of Harris Interactive for the three months ended September 30, 2014. Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $854 million, an increase of 0.7% (2.0% on a constant currency basis).

(b)

The Watch segment includes Arbitron results for the three months ended September 30, 2014. Excluding the impact from the Arbitron acquisition, total Watch revenue was $567 million, an increase of 5.2% (5.6% on a constant currency basis).

(c)

Total Nielsen revenue includes the results of both Arbitron and Harris Interactive for the three months ended September 30, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue was $1,421 million, an increase of 2.5% (3.4% on a constant currency basis).

Buy Segment Revenues

Revenues increased 3.5% to $878 million for the three months ended September 30, 2014 from $848 million for the three months ended September 30, 2013 (4.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 0.7% (2.0% on a constant currency basis). Revenues from emerging markets increased 6.0% (10.3% on a constant currency basis) and revenues from developed markets increased 2.3% (2.3% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from developed markets decreased 2.0% (a decrease of 2.0% on a constant currency basis).

Revenues from Information services increased 2.0% to $677 million for the three months ended September 30, 2014 from $664 million for the three months ended September 30, 2013 (3.7% on a constant currency basis).  Growth in Information services was driven largely by new client wins and increased client investment in retail measurement in the emerging markets.

Revenues from Insights services increased 9.2% to $201 million for the three months ended September 30, 2014 from $184 million for the three months ended September 30, 2013 (9.2% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from Insights services decreased 3.8% (a decrease of 3.8% on a constant currency basis), driven by anticipated softness in North America.

Watch Segment Revenues

Revenues increased 28.8% to $694 million for the three months ended September 30, 2014 from $539 million for the three months ended September 30, 2013 (29.2% on a constant currency basis). Excluding the impact of the Arbitron acquisition, revenues increased 5.2% (5.6% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 5.7% (6.2% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, including digital and Advertiser Solutions.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2014 and 2013, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2014 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$109	$4	$55	$3	$—	$171
Watch	226	1	83	2	5	317
Corporate and Eliminations	(24)	1	1	7	4	(11)
Total Nielsen	$311	$6	$139	$12	$9	$477

THREE MONTHS ENDED SEPTEMBER 30, 2013 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$107	$10	$49	$3	$—	$169
Watch	163	7	66	3	—	239
Corporate and Eliminations	(27)	3	2	5	7	(10)
Total Nielsen	$243	$20	$117	$11	$7	$398

(1)	Other items primarily consist of transaction-related costs for the three months ended September 30, 2014 and 2013.

(IN MILLIONS)	Three Months Ended September 30, 2014 Reported	Three Months Ended September 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Three Months Ended September 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$171	$169	1.2%	$163	4.9%
Watch	317	239	32.6%	237	33.8%
Corporate and Eliminations	(11)	(10)	NM	(9)	NM
Total Nielsen	$477	$398	19.8%	$391	22.0%

Buy Segment Profitability

Operating income was $109 million for the three months ended September 30, 2014 as compared to $107 million for the three months ended September 30, 2013, as the revenue performance mentioned above was mostly offset by an increase investment in our global expansion of our services as well as higher depreciation and amortization expense in 2014. Non-GAAP business segment income increased 4.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $226 million for the three months ended September 30, 2014 as compared to $163 million for the three months ended September 30, 2013. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives and lower restructuring charges partially offset by higher depreciation and amortization expense in 2014. Non-GAAP business segment income increased 33.8% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $24 million for the three months ended September 30, 2014 as compared to $27 million for the three months ended September 30, 2013 due primarily to higher transaction related charges for the three months ended September 30, 2013.

Results of Operations – Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2014	2013
Revenues	$4,655	$4,092
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,967	1,732
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,439	1,310
Depreciation and amortization	425	364
Restructuring charges	43	63
Operating income	781	623
Interest income	3	2
Interest expense	(229)	(229)
Foreign currency exchange transaction losses, net	(32)	(23)
Other expense, net	(100)	—
Income from continuing operations before income taxes and equity in net income of affiliates	423	373
Provision for income taxes	(202)	(104)
Equity in net income of affiliates	2	3
Income from continuing operations	223	272
Income from discontinued operations, net of tax	—	319
Net income	$223	$591

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(IN MILLIONS)	2014	2013
Net income	$223	$591
Income from discontinued operations, net of tax	—	(319)
Interest expense, net	226	227
Provision for income taxes	202	104
Depreciation and amortization	425	364
EBITDA	1,076	967
Equity in net income of affiliates	(2)	(3)
Other non-operating expense, net	132	23
Restructuring charges	43	63
Stock-based compensation expense	36	32
Other items(a)	28	27
Adjusted EBITDA	$1,313	$1,109

(a)

Other items primarily consist of transaction-related costs for the nine months ended September 30, 2014.  Other items primarily consist of transaction-related costs of $23 million and a $4 million write-down of uninsured deposits in Cyprus banks for the nine months ended September 30, 2013.

Consolidated Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Revenues increased 13.8% to $4,655 million for the nine months ended September 30, 2014 from $4,092 million for the nine months ended September 30, 2013, or an increase of 15.1% on a constant currency basis, excluding a 1.3% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 3.2% (4.5% on a constant currency basis). Revenues within our Buy segment increased 4.5% (6.3% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, Buy segment revenues increased 1.8% (3.6% on a constant currency basis).  Revenues within our Watch segment increased 28.4% (29.0% on a constant currency basis). Excluding the impact of the Arbitron acquisition, Watch segment revenues increased 5.4% (5.9% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 13.6% to $1,967 million for the nine months ended September 30, 2014 from $1,732 million for the nine months ended September 30, 2013, or an increase of 14.4% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 8.9% (10.1% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 and the continued global expansion of our services. Costs within our Watch segment increased 20.2% (20.6% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 partially offset by the impact of productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 9.8% to $1,439 million for the nine months ended September 30, 2014 from $1,310 million for the nine months ended September 30, 2013, or an increase of 11.0% on a constant currency basis, excluding a 1.2% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 1.6% (2.8% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 as well as other investments associated with the global expansion of our services. Costs within our Watch segment increased 40.3% (40.7% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 as well as the impact of investments in product development initiatives. Corporate costs decreased by approximately $9 million primarily due to higher transaction-related costs in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $425 million for the nine months ended September 30, 2014 as compared to $364 million for the nine months ended September 30, 2013. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations.

For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $152 million and $109 million, respectively.

Restructuring Charges

We recorded $43 million in restructuring charges relating to employee severance associated with productivity initiatives for the nine months ended September 30, 2014.

We recorded $63 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs for the nine months ended September 30, 2013.

Operating Income

Operating income for the nine months ended September 30, 2014 was $781 million as compared to $623 million for the nine months ended September 30, 2013. Operating income within our Buy segment was $252 million for the nine months ended September 30, 2014 as compared to $268 million for the nine months ended September 30, 2013. Operating income within our Watch segment was $602 million for the nine months ended September 30, 2014 as compared to $441 million for the nine months ended September 30, 2013. Corporate operating expenses were $73 million for the nine months ended September 30, 2014 as compared to $86 million for the nine months ended September 30, 2013.

Interest Expense

Interest expense was $229 million for the nine months ended September 30, 2014 and 2013. This result is primarily driven by the increased debt balance in September 2013 related to Arbitron acquisition financing and the interest expense allocated to our discontinued operations in the nine months ended September 30, 2013 as discussed in the “Discontinued Operations” section in “Factors Affecting Nielsen’s Financial Results” above, offset by the refinancing of Term Loan A and B in February 2013, the maturity of the mandatory convertible debt in February of 2013, the refinancing of the 11.625% senior notes in October 2013, and the refinancing of the 7.75% senior notes in April and July 2014.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.36 to €1.00 for the nine months ended September 30, 2014 as compared to $1.32 to €1.00 for the nine months ended September 30, 2013.

We incurred net losses of $32 million and $23 million for the nine months ended September 30, 2014 and 2013, respectively, resulting primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $100 million for the nine months ended September 30, 2014 is primarily related to the “make-whole” premium associated with the redemption of our 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans, certain costs incurred in connection with the refinancings and the write down of a cost method investment.

Other expense, net for the nine months ended September 30, 2013 netted to zero and primarily relates to the write-off of the deferred financing costs and other costs associated with the amendment to our Senior Secured Credit Agreement and charges associated with the unused bridge loan terminated as part of the Arbitron acquisition offset by the gain from the Scarborough step acquisition.

Income Taxes

The effective rate for the nine months ended September 30, 2014 and 2013 were 48% and 28%, respectively.  The tax rate for the nine months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the nine months ended September 30, 2013 was higher than the Dutch statutory rate as a result of the tax impact of the Venezuela currency revaluation and reserves for uncertain tax positions, offset by the favorable impacts of return to provision adjustments as well as the impact of certain financing activities.

Adjusted EBITDA

Adjusted EBITDA increased 18.4% to $1,313 million for the nine months ended September 30, 2014 from $1,109 million for the nine months ended September 30, 2013, or 20.8% on a constant currency basis, excluding a 2.4% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2014 Reported	Nine Months Ended September 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Nine Months Ended September 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$2,615	$2,503	4.5%	$2,461	6.3%
Watch(b)	2,040	1,589	28.4%	1,582	29.0%
Total(c)	$4,655	$4,092	13.8%	$4,043	15.1%
(a)

The Buy segment includes the results of Harris Interactive for the nine months ended September 30, 2014, commencing on February 3, 2014, the acquisition date. Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $2,549 million, an increase of 1.8% (3.6% on a constant currency basis).

(b)

The Watch segment includes Arbitron results for the nine months ended September 30, 2014. Excluding the impact from the Arbitron acquisition, total Watch revenue was $1,675 million, an increase of 5.4% (5.9% on a constant currency basis).

(c)

Total Nielsen revenue includes the results of both Arbitron (full period) and Harris Interactive (from February 3, 2014) for the nine months ended September 30, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue was $4,224 million, an increase of 3.2% (4.5% on a constant currency basis).

Buy Segment Revenues

Revenues increased 4.5% to $2,615 million for the nine months ended September 30, 2014 from $2,503 million for the nine months ended September 30, 2013 (6.3% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 1.8% (3.6% on a constant currency basis). Revenues from emerging markets increased 2.7% (9.0% on a constant currency basis) and revenues from developed markets increased 5.4% (4.9% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from developed markets increased 1.4% (1.0% on a constant currency basis).

Revenues from Information services increased 2.3% to $2,009 million for the nine months ended September 30, 2014 from $1,964 million for the nine months ended September 30, 2013 (4.2% on a constant currency basis).  Growth in Information services was driven by increased client investment in retail measurement in the emerging markets as well as the addition of new clients in developed markets.

Revenues from Insights services increased 12.4% to $606 million for the nine months ended September 30, 2014 from $539 million for the nine months ended September 30, 2013 (13.7% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from Insights services were flat (an increase of 1.3% on a constant currency basis), due to softness in North America.

Watch Segment Revenues

Revenues increased 28.4% to $2,040 million for the nine months ended September 30, 2014 from $1,589 million for the nine months ended September 30, 2013 (29.0% on a constant currency basis). Excluding the impact of the Arbitron acquisition, revenues increased 5.4% (5.9% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 5.7% (6.3% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, including digital and Advertiser Solutions.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2014 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$252	$26	$166	$12	$—	$456
Watch	602	11	256	8	8	885
Corporate and Eliminations	(73)	6	3	16	20	(28)
Total Nielsen	$781	$43	$425	$36	$28	$1,313

NINE MONTHS ENDED SEPTEMBER 30, 2013 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$268	$27	$149	$10	$5	$459
Watch	441	19	209	7	—	676
Corporate and Eliminations	(86)	17	6	15	22	(26)
Total Nielsen	$623	$63	$364	$32	$27	$1,109

(1)

Other items primarily consist of transaction-related costs for the nine months ended September 30, 2014. Other items for the nine months ended September 30, 2013 primarily consists of transaction-related costs of $23 million and a $4 million write-down of uninsured deposits in Cyprus banks.

(IN MILLIONS)	Nine Months Ended September 30, 2014 Reported	Nine Months Ended September 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Nine Months Ended September 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$456	$459	(0.7)%	$441	3.4%
Watch	885	676	30.9%	671	31.9%
Corporate and Eliminations	(28)	(26)	NM	(25)	NM
Total Nielsen	$1,313	$1,109	18.4%	$1,087	20.8%

Buy Segment Profitability

Operating income was $252 million for the nine months ended September 30, 2014 as compared to $268 million for the nine months ended September 30, 2013 as the revenue performance mentioned above was more than offset by investment in the continued global expansion of our services, higher depreciation and amortization expense and stock-based compensation expense. Non-GAAP business segment income increased 3.4% on a constant currency basis.

Watch Segment Profitability

Operating income was $602 million for the nine months ended September 30, 2014 as compared to $441 million for the nine months ended September 30, 2013. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 31.9% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $73 million for the nine months ended September 30, 2014 as compared to $86 million for the nine months ended September 30, 2013 due primarily to higher restructuring charges for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Overview

We have consistently generated strong cash flows from operations, providing a source of funds of $692 million during the nine months ended September 30, 2014 as compared to $581 million for the nine months ended September 30, 2013, an increase of $111 million or 19.1%.  We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2014 and 2013:

(IN MILLIONS)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net cash from operating activities	$692	$581
Cash and cash equivalents	$369	$737
Availability under Revolving credit facility	$572	$622

Of the $369 million in cash and cash equivalents, approximately $335 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We continue to focus on extending debt maturities and reducing cash interest expense. As set forth in more detail below, in 2013 and 2014 we obtained amendments to our term loan and revolving credit facilities, and used the proceeds from new issuances of senior notes to redeem previously outstanding notes with higher interest rates. The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Weighted average interest rate	3.86%	4.64%
Cash paid for interest, net of amounts capitalized (in millions)	$183	$201

In 2013 we re-priced $3 billion of our term loan facility, issued $625 million of 5.50% Senior Notes and redeemed certain of our notes issued with higher rates of interest.

In April 2014, we completed the issuance of $750 million in aggregate principal amount of 5.00% Senior Notes due 2022 at par.  In addition, in April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace our existing Class D Term Loans maturing in February 2017  and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity of April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.  Finally, in May 2014, we completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, we recorded a pre-tax charge of $45 million during the second quarter of 2014 to other (expense)/income, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

In July 2014, we completed the issuance of an additional $800 million aggregate principal amount of 5.00% Senior Notes due 2022. The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, we completed the redemption of the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.  As a result of these transactions, we recorded a pre-tax charge of $51 million during the third quarter of 2014 to other (expense)/income, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

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

Financial Debt Covenants Attributable to TNC B.V.

In April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement.  The financial covenant contained in our Fourth Amended and Restated Credit Agreement consist of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Senior Secured Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of September 30, 2014, we were in full compliance with the financial covenant described above.

Revolving Credit Facility

In April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, in connection with which the existing $635 million revolving credit facility was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019. The Fourth Amended and Restated Credit Agreement contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans.

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

As of September 30, 2014 and 2013, we had zero borrowings outstanding and had outstanding letters of credit of $3 million and $13 million, respectively. As of September 30, 2014, we had $572 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced with the adoption of a quarterly cash dividend policy by our board of directors in 2013, under which we have paid $261 million in cash dividends for the nine months ended September 30, 2014 and $265 million in cash dividends during 2013. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on our common stock during 2013 and the nine months ended September 30, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of our Board’s existing authority granted at our 2014 Annual General Meeting of Shareholders. As of September 30, 2014, we have purchased 1,898,112 shares of our common stock at an average price of $45.37 per share (total consideration of approximately $86 million) under this program. The activity during the nine months ended September 30, 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
2013 Activity	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
April 1-30	269,972	$44.47	269,972	$460,467,412
May 1-31	211,848	$47.20	211,848	$450,467,820
June 1-30	207,243	$47.44	207,243	$440,635,906
July 1-31	188,612	$48.54	188,612	$431,480,660
August 1-31	181,509	$47.15	181,509	$422,921,757
September 1-30	197,759	$45.66	197,759	$413,891,828
Total	1,898,112	$45.37	1,898,112

On October 23, 2014, we announced that our board of directors approved a new share repurchase program for up to $1 billion of our outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at our 2014 Annual General Meeting of Shareholders.

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

Cash Flows

Operating activities. Net cash provided by operating activities was $692 million for the nine months ended September 30, 2014, as compared to $581 million for the nine months ended September 30, 2013. This increase was driven by the overall financial performance described above and reductions in interest paid. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $477 million for the nine months ended September 30, 2014, as compared to $523 million for the nine months ended September 30, 2013. The primary driver for the decrease was the net amount paid for our Arbitron acquisition in 2013 partially offset by the net proceeds received from the sale of our Expositions business in 2013 as well as higher acquisition payments (excluding Arbitron) during the nine months ended September 30, 2014 as compared to the same period for 2013.

Financing activities. Net cash used in financing activities was $376 million for the nine months ended September 30, 2014 as compared to net cash provided by financing activities of $410 million for the nine months ended September 30, 2013. The increase in cash used in financing activities is primarily due to the decrease in net proceeds from debt issuance and refinancing activity for the nine months ended September 30, 2014 as compared to the net proceeds from the debt issuance and refinancing activity for the nine months ended September 30, 2013, and the higher dividend payments and share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the nine months ended September 30, 2014 as compared to the same period of 2013.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $274 million for the nine months ended September 30, 2014 as compared to $255 million for the nine months ended September 30, 2013.

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

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

Going Concern

In August 2014, the FASB issued an ASU, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 45% of our revenues and 47% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2014. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $7 million annually, with an immaterial impact on our profitability.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing. We do not use derivative financial instruments for trading or speculative purposes.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2014:

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction gains/(losses), net in the consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

As of March 31, 2014, based on changes to Venezuelan currency rate mechanisms, we changed the exchange rate we use to remeasure our Venezuelan Buy and Watch subsidiaries’ financial statements in U.S. dollars. We began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Administration (“SICAD l”). As a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, we believe any future remittances for royalty and dividend payments that occur would be transacted at the SICAD I exchange rate based on current facts and circumstances. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of the Company’s Venezuelan subsidiary in the condensed consolidated financial statements. As of September 30, 2014, the SICAD l exchange rate we used was 12.0 bolivars to the U.S. dollar, compared to the official exchange rate of 6.3 bolivars to the U.S. dollar we used previously. As a result of this change, we recorded a charge of $23 million during the nine months ended September 30, 2014 in foreign currency exchange transaction gains/(losses), net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

We will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2014, we had $3,516 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,858 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $7 million ($35 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no unregistered sales of our common stock for the nine months ended September 30, 2014.

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2014 Annual General Meeting of Shareholders. As of September 30, 2014, we have purchased 1,898,112 shares of our common stock at an average price of $45.37 per share (total consideration of approximately $86 million) under this program. The activity during the three months ended September 30, 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31	188,612	$48.54	188,612	$431,480,660
August 1-31	181,509	$47.15	181,509	$422,921,757
September 1-30	197,759	$45.66	197,759	$413,891,828
Total	567,880	$47.09	567,880

On October 23, 2014, we announced that our board of directors approved a new share repurchase program for up to $1 billion of our outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at our 2014 Annual General Meeting of Shareholders.

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

Nielsen N.V. (Registrant)

Date: October 23, 2014	/s/ Jeffrey R. Charlton
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

4.1

Supplemental Indenture, dated as of July 8, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on July 8, 2014 (File No. 001-35042))

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith