Form 10-K
period 2014-12-31
Nielsen N.V.
filed 2015-02-20
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2014, the last day of business of our most recently completed second fiscal quarter, was $14,737 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $48.41 per share.

There were 371,263,447 shares of the registrant’s Common Stock outstanding as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2015 annual meeting of stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen N.V. (formerly known as Nielsen Holdings N.V.) and our consolidated subsidiaries unless otherwise stated or indicated by context. The term “TNC B.V.,” as used herein, refers to The Nielsen Company B.V., the principal subsidiary of Nielsen.

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

Background and Business Overview

We are a leading global performance management company. The company provides to clients a comprehensive understanding of what consumers watch and what they buy and how those choices intersect.  We deliver critical media and marketing information, analytics and manufacturer and retailer expertise about what and where consumers buy (referred to herein as “Buy”) and what consumers read, watch and listen to (consumer interaction across the television, radio, online and mobile viewing and listening platforms referred to herein as “Watch”) on a local and global basis. Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries and our services cover more than 90 percent of the globe’s GDP and population.  We have significant investments in resources and associates all over the world, including in many emerging markets, and hold leading market positions in many of our services and geographies. Based on the strength of the Nielsen brand, our scale and the breadth and depth of our solutions, we believe we are the global leader in measuring and analyzing consumer behavior in the segments in which we operate.

We help our clients enhance their interactions with consumers and make critical business decisions that we believe positively affect their sales and profitability. Our data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflow. Our long-term client relationships are made up largely of multi-year contracts and high contract renewal rates. The average length of relationship with our top ten clients, which include The Coca-Cola Company, NBC Universal, Nestle S.A., The Procter & Gamble Company, Twenty-First Century Fox Inc. and the Unilever Group, is more than 30 years. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments.

We align our business into two reporting segments, Buy (consumer purchasing measurement and analytics) and Watch (media audience measurement and analytics). Our Buy and Watch segments are built on an extensive foundation of proprietary data assets designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses and manage their performance. The information from our Buy and Watch segments, when brought together, can deliver powerful insights into the effectiveness of branding, advertising and consumer choice by linking media consumption trends with consumer purchasing data to better understand behavior and better manage supply and demand as well as media spend, supply chain issues, and much more. We believe these integrated insights better enable our clients to enhance the return on both long-term and short-term investments.

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. According to Deloitte, the aggregate retail revenue of the Top 250 global retailers was over $4.3 trillion in 2012. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets globally and our data is used to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy services also enable our clients to better manage their brands, uncover new sources of demand, manage their supply chain issues, launch and grow new services, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan, South Korea and Australia while emerging markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Buy segment represented approximately 56% of our consolidated revenues in 2014.

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, online and mobile viewing and listening platforms. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising including television, radio, online and mobile platforms is projected to reach $545 billion by end of 2015.

Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $74 billion in 2013 according to PwC/IAB. In addition to the United States, we measure television viewing in 35 other countries. We also measure markets that account for approximately 75% of global internet users and offer mobile measurement and analytic services in 60 countries, including the United States, where we are the market leader. As a result of the acquisition of Arbitron Inc. in 2013, we now measure eight hours a day per person of dynamic media consumption. This acquisition allows us to measure unmeasured areas that are important to the industries and clients we serve, like streaming audio, out-

of-home measurements for television consumption and deeper measurement of multicultural audiences in the U.S. Our Watch segment represented approximately 44% of our consolidated revenue in 2014.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For over 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. Our Company, incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, collectively the “Original Sponsors,” and together with subsequent investor Centerview Partners, the “Sponsors”). In January 2011, our Company consummated an initial public offering of our common stock and our shares trade on the New York Stock Exchange under the symbol “NLSN”. As of December 31, 2014, the Sponsors owned approximately 15% of our common stock.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. Within our Buy segment, in 2014, 68% of revenues came from Developed markets and 32% came from Emerging markets. For the year ended December 31, 2014, revenues from our Buy segment represented approximately 56% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five segment clients represented approximately 21% of our segment revenues for the year ended December 31, 2014 and the average length of relationship with these same clients is over 30 years. No single client accounted for 10% or more of our Buy segment revenues in 2014.

Retail Measurement Services

We are a global leader in retail measurement services. Our purchasing data provides market share, competitive sales volumes, and insights into such activities as distribution, pricing, merchandising and promotion. By combining this detailed information with our in-house expertise and professional consultative services, we produce valuable insights that help our clients improve their manufacturing, marketing and sales decisions and grow their market share.

Depending on the sophistication of each country’s retailer systems, we collect retail sales information from stores using electronic point-of-sale technology and/or teams of local field auditors. Stores within our worldwide retail network include grocery, drug, convenience and discount retailers, who, through various cooperation arrangements, share their sales data with us. The electronic retail sales information collected by stores through checkout scanners is transmitted directly to us. In certain emerging markets where electronic retail sales information is unavailable, we utilize field auditors to collect information through in-store inventory and price checks. For all information we collect, our stringent quality control systems validate and confirm the source data. The data is then processed into databases that clients access using our proprietary software that allows them to query the information, conduct customized analysis and generate reports and alerts.

Consumer Panel Measurement

We conduct consumer panels around the world that help our clients understand consumer purchasing dynamics at the household level. Among other things, this information offers insight into shopper behavior such as trial and repeat purchase for new products and likely substitutes, as well as customer segmentation. In addition, our panel data augments our retail measurement information providing blinded but detailed household demographics and can provide data in circumstances where we do not collect data from certain retailers.

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

What Consumers Watch

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, digital and mobile viewing and listening platforms. For the year ended December 31, 2014, revenues from our Watch segment represented approximately 44% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 85% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five clients represented 24% of segment revenues for the year ended December 31, 2014 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenues in 2014.

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

We provide two principal television ratings services in the United States: measurement of national television audiences and measurement of local television audiences in all 210 designated local television markets. We use various methods to collect the data from households including electronic meters, which provide minute-by-minute viewing information for next day consumption by our clients, and written diaries. These households are meticulously identified using the U.S. Census as a model in order to properly and accurately model our national and local ratings. These methods enable us to collect not only television device viewing data but also the demographics of the audience (i.e., who in the household is watching), from which we calculate statistically reliable and accurate estimates of total television viewership. We have made significant investments over decades to build an infrastructure that can accurately and efficiently track television audience viewing, a process that has become increasingly complex as the industry has converted to digital transmission and integrated new technologies allowing for developments such as time-shifted viewing.

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the “C3” ratings, which is a measure of how many people watch commercials during live and time-shifted viewing up to three days after the program aired. The C3 rating has become the primary metric for buying and selling advertising on national broadcast television. We are expanding our television audience measurement to incorporate viewing of video-on-demand and from connected devices such as gaming consoles. We are developing and testing ways to measure how consumers watch video on tablets and other devices, to help advertising and programmers incorporate this viewing behavior into their programming and advertising plans. In the U.S., we utilize a single-source TV and PC panel to provide information to clients about simultaneous usage of more than one screen (e.g., if a consumer uses Facebook while watching a TV program), unduplicated reach (i.e., total audience net of duplication across platforms), cause and effect analysis (e.g., if a TV advertisement spurs a consumer to view a specific website online) and program viewing behavior (e.g., what platforms consumers use to view certain programming). We are working with Twitter to establish a measurement of consumer interaction with television programming and social media to address the growing interest in social TV among advertisers and media players.

We measure television viewing in 35 countries outside the United States, including Australia, Indonesia, Italy and South Korea. The international television audience measurement industry operates on a different model than in the United States. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which is designated the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

Audio Audience Measurement Services

We provide independent measurement and consumer research primarily servicing radio, advertisers and advertising agencies in the audio industry. We estimate the size and composition of radio audiences in local markets and of audiences to network radio programming and commercials in the U.S. We refer to our local and network radio audience ratings services, collectively, as our “syndicated radio ratings services.” We provide our syndicated radio ratings services in local markets in the United States to radio broadcasters, advertising agencies, and advertisers. Our national services estimate the size and demographic composition of national radio audiences and the size and composition of audiences of network radio programs and commercials. Broadcasters use our data primarily to price and sell advertising time, and advertising agencies and advertisers use our data in purchasing advertising time.

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

Digital Audience Measurement Services

We are a global provider of digital media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings to provide digital publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Our digital measurement services have a presence in more than 40 countries including the United States, South Korea and Brazil – markets that account for approximately 75% of global internet users. Through a combination of patented panel and census data collection methods, we monitor and measure the internet surfing, online buying and video viewing (including television content) of digital audiences. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent. As newer forms of digital media such as video advertising, social media and applications become a greater proportion of consumer behavior, we are transitioning our portfolio of digital services, including discontinuation of certain legacy services in certain markets and the launch of other services, to address the evolving requirements of measuring digital audiences and better serve our clients. Nielsen Social is the leading provider of social TV measurement, analytics and audience engagement solutions for TV networks, agencies and advertisers, helping the industry measure, understand and act on the activity and reach of TV-related conversation on Twitter. In addition to identifying, capturing and analyzing conversation on Twitter about every program across over 250 of the most popular U.S. television networks, Nielsen Social also tracks conversation on Twitter about over 1,500 brands on a 24/7 basis.  Through our exclusive agreement with Twitter we produce Nielsen Twitter TV Ratings, the first-ever measure of the total activity and reach, as well as demographics, of TV-related conversation on Twitter.

Along with tracking Twitter TV conversation around linear airtimes, we are also now tracking Twitter TV conversation in the U.S. on a 24/7 basis for over 650 series programs, including linear and over-the-top programming such as Netflix and Hulu.

In 2014, we launched this service in two international markets, Australia and Italy, and will launch in Mexico in 2015. Internationally, we are tracking conversation on Twitter about every program across more than 200 television networks and over 750 brands.

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

Marketing Effectiveness

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

Competitive Advantages

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial, marketing and other resources than we do and may benefit from other competitive advantages. See “Competitive Landscape” and “Risk Factors”. We face competition, which could adversely affect our business, financial condition, results of operations and cash flow. Notwithstanding the challenges presented by the competitive landscape, we believe that we have several competitive advantages, including the following:

Global Scale and Brand. We provide a breadth of information and insights about consumers covering 90 percent of all population and GDP globally.  In our Buy segment, we track billions of sales transactions per month in retail outlets in more than 100 countries around the world. We also have approximately 250,000 household panelists across 27 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $74 billion in 2013 according to PwC/IAB. We believe our footprint, independence, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expands. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Buy segment, our clients include the largest consumer packaged goods and merchandising companies in the world such as The Coca-Cola Company, Kraft Foods and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco, Walgreens and Wal-Mart Stores. In our Watch segment, our client base includes leading broadcast, radio, cable and internet companies such as CBS, Clear Channel Media, Disney/ABC, Facebook, Google, Microsoft, NBC Universal/Comcast, Twenty-First Century Fox, Inc., Time Warner, Twitter, Univision and Yahoo!; leading advertising agencies such as WPP, IPG, Omnicom, and Publicis; leading telecom companies such as AT&T, Verizon, Vodafone, and Nokia; and leading automotive companies such as Chrysler, Ford and Toyota. The average length of relationship with our top 10 clients across both our Buy and Watch segments is more than 30 years. In addition, due to our growing presence in emerging markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

Enhanced Data Assets and Measurement Science. Our extensive portfolio of transactional and consumer behavioral data across our Buy and Watch segments enables us to provide critical information to our clients. For decades, we have employed advanced measurement methodologies that yield statistically accurate information about consumer behavior while having due regard for their privacy. Our particular expertise in panel measurement includes a proven methodology to create statistically accurate research insights that are statistically representative of designated audiences. This expertise is a distinct advantage as we extrapolate more precise insights from emerging large-scale census databases to provide greater granularity and segmentation for our clients. We continue to enhance our core competency in measurement science by improving research approaches and investing in new methodologies. We have also invested significantly in our data architecture to enable the integration of distinct large-scale census data sets including those owned by third parties. We believe that our expertise, established standards and increasingly granular and comprehensive data assets provide us with a distinct advantage as we deliver more precise insights to our clients.

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends. For example, we are investing in advanced delivery technologies to extend the value of the full suite of our data assets for our clients. We have further enhanced our information and analytics delivery platform, Nielsen Answers on Demand, to enable the management of consumer loyalty programs for retailers. The continued expansion of our Nielsen Campaign Ratings service provides “reach” metrics for TV and digital campaign ratings, and can offer advertisers and media companies a unique measurement of unduplicated audiences for their advertising and programming across television and online viewing.

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

Emerging markets present significant expansion opportunities. Brand marketers are focused on attracting new consumers in emerging countries as a result of the fast-paced population growth of the middle class in these regions. In addition, the retail trade in these markets is quickly evolving from small, local formats toward larger, more modern formats with electronic points of sale, a similar evolution to what occurred in developed markets over the last several decades. We provide established measurement methodologies to help give consumer packaged goods companies, retailers and media companies an accurate understanding of local consumers to allow them to harness growing consumer buying power in fast growing markets like Brazil, India and China.

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted. We believe our distinct ability to provide independent audience measurement and metrics across television, radio, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

Consumers are more connected, informed and in control. More than three-quarters of the world’s homes have access to television, there are approximately 3 billion internet users around the globe, and mobile penetration rates have reached 96% globally. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. They can compare products and prices instantaneously and have new avenues to learn about, engage with and purchase products and services. These shifts in behavior create significant complexities for our clients. Our broad portfolio of measurement and analytical services enables our clients to engage consumers with more impact and efficiency, influence consumer purchasing decisions and actively participate in and shape conversations about their brands.

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

Continue to grow in emerging markets

Emerging markets (measured in our Buy segment) comprised approximately 32% of our 2014 Buy segment revenues (18% of our 2014 consolidated revenues) and represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Currently, the middle class is expanding significantly each year on a global basis, with Africa, Brazil, Russia, India and China currently contributing nearly half of all global consumption growth. Key elements of our strategy include:

•	Continuing to grow our existing services in local markets while simultaneously introducing into emerging markets new services drawn from our global portfolio;
•	Partnering with existing clients as they expand their businesses into emerging markets and providing the high-quality measurement and insights to which they are accustomed; and
•	Building relationships with local companies that are expanding beyond their home markets by capitalizing on the global credibility and integrity of the Nielsen brand.

Continue to develop innovative services

We intend to continue emerging our service portfolio to provide our clients with comprehensive and advanced solutions. Key elements of our strategy include:

•	Further developing our analytics offerings across all facets of our client base to provide a more comprehensive offering and help our clients think through their most important challenges;
•

Continuing to grow our leadership in measurement and insight services related to television, radio, digital and mobile and expanding our services in growth areas including social media to help our media clients more effectively reach their target audiences and better understand the value of their content; and

•

Continuing to expand our Marketing Effectiveness offering, which integrates our proprietary data and analytics from both the Buy and Watch segments, by emerging powerful tools to help clients better understand the effectiveness of advertising and the impact of advertising spend on consumer purchasing behavior.

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

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing nine primary data centers in seven countries around the world. Our global database has the capacity to house approximately 40 petabytes of information, with our Buy segment processing approximately 7.6 billion purchasing data points each month in 2014 and our Watch segment processing approximately 2.3 billion tuning and viewing records each month in 2014, including Nielsen Audio. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as IBM, Tata Consulting Services and TIBCO.

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

Employees

As of December 31, 2014, we employed approximately 42,000 people worldwide. Approximately 20% of our employees are covered under collective bargaining agreements and an additional 14% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We actively invest in our employee relations and believe they are solid.

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

What Consumers Watch

While we do not have one global competitor in our Watch segment, we face numerous competitors in various areas of our operations in different markets throughout the world. We are the clear market leader in U.S. television audience measurement; however, there are many emerging players and technologies that will increase competitive pressure.  Numerous companies such as, Rentrak and TiVo are attempting to provide alternative forms of television audience measurement using, inter alia, set-top box data and panel-based measurement. Our principal competitor in television audience measurement outside the United States is Kantar, with companies such as GfK and Ipsos also providing competition in select individual countries.

Our primary competitor in the digital audience and campaign measurement solutions in the United States is comScore. Globally (including the United States), we face competition from additional companies that provide digital measurement and analytics services such as Oracle, Google Analytics, Adobe Analytics and IBM Digital Analytics as well as in the small but growing space of social measurement.  We are the market leader in the U.S. audio audience measurement. Our principal competitors include Triton and Kantar, which are developing technologies similar to our PPM ratings service.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2014. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as previously disclosed by us, are not presently aware of any such reportable transactions or dealings by such companies. The information included in the section entitled “Item 5. Other Information – Iran Sanctions Related Disclosure” in the registrant’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2014 (File No. 001-35042) is incorporated herein by reference.

Recent Developments

On February 19, 2015, our Board declared a cash dividend of $0.25 per share on our common stock.  The dividend is payable on March 19, 2015 to stockholders of record at the close of business on March 5, 2015.

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

We recently experienced senior leadership changes, and we continue to execute a number of significant business and organizational changes, including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including retention of particularly key employees, is critical to our business success. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

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

A number of adverse financial developments continue to impact the global financial markets. The current economic environment has witnessed continued malaise in consumer confidence and demand, impacting the demand for our customers’ products and services. Those reduced demands could adversely affect the ability of some of our customers to meet their current obligations to us and hinder their ability to incur new obligations until the economy and their businesses strengthen. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may continue to present risks for an extended period of time. We cannot predict the impact of economic slowdowns on our future financial performance.

We expect that revenues generated from our measurement and analytical services will continue to represent a substantial portion of our overall revenue for the foreseeable future. To the extent the businesses we service, especially our clients in the consumer packaged goods, media, entertainment, telecommunications and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

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

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2014, we had total indebtedness of $6,862 million. Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to obtain additional financing for working capital, capital expenditures, service development, debt service requirements, acquisitions and general corporate or other purposes;
•	limit our ability to adjust to changing market conditions;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to service our dividend and stock repurchases programs.

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

We may not be able to generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs. Our cash interest expense for the years ended December 31, 2014, 2013 and 2012 was $294 million, $304 million and $384 million, respectively. At December 31, 2014, we had $3,758 million of floating-rate debt under our senior secured credit facilities of which $2,601 million (excluding $500 million of forward swaps effective after December 31, 2014) was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $12 million ($38 million without giving effect to any of our interest rate swaps). We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all. See Note 11 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our debt maturities.

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

We rely on a combination of contractual provisions, confidentiality procedures and the patent, copyright, trademark and trade secret laws of the United States and other countries to protect our intellectual property. These legal measures afford only limited protection and may not provide sufficient protection to prevent the infringement, misuse or misappropriation of our intellectual property. Intellectual property law in several foreign jurisdictions is subject to considerable uncertainty. There can be no assurances that the protections we have available for our proprietary technology in the United States and other countries will be available to us in all of the places we sell our services. Any infringement or misappropriation of our technology can have a negative impact on our business. The patents we own could be challenged invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with meaningful protection or commercial advantage. The expiration of our patents may lead to increased competition. Although our employees, consultants, clients and collaborators enter into confidentiality agreements with us, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or unauthorized disclosure. The growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications with others, which could result in infringement. Competitors may gain access to our intellectual property and proprietary information. Our trademarks could be challenged, which could force us to rebrand our services, result in a loss of brand recognition and require us to devote resources to advertising and marketing new brands. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Given the importance of our intellectual property, we will enforce our rights whenever it is necessary and prudent to do so. Any future litigation, regardless of the outcome, could result in substantial expense and diversion of time and attention of management, may not be resolved in our favor and could adversely affect our business.

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

We operate globally, deriving approximately 44% of revenues for the year ended December 31, 2014 in currencies other than U.S. dollars, with approximately 11% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the United States and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to limitations placed on such conversions. Certain of the countries in which we operate, such as Venezuela, have currencies which are considered to be hyperinflationary. In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction losses, net in the consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

During 2014, as a result of further changes associated with the Venezuelan currency exchange rate mechanisms, we changed the exchange rate used to remeasure our Venezuelan subsidiaries’ financial statements in U.S. dollars. Based on facts and circumstances present at March 31, 2014, we began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of Exchange Agreement No. 25 between the Central Bank of Venezuela and the Venezuelan government, we believed that any future remittances for royalty and dividend payments would be transacted at the SICAD I exchange rate. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represented a more realistic exchange rate at which to remeasure the U.S. dollar value of the bolivar-denominated monetary assets and liabilities of our Venezuelan subsidiaries in the consolidated financial statements. However, since its implementation, we have not been successful in gaining access to U.S. dollars through SICAD I.  Due to the lack of access to the SICAD I auction system, as of December 31, 2014 we decided it was more likely that we would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as it was created to provide an open mechanism that permits any company to request U.S. dollars for any purpose.  Accordingly, we concluded that the SICAD II exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities as of December 31, 2014. At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar and the SICAD I exchange rate of 12.0 bolivars to the U.S. dollar.  As a result of these changes, we recorded a pre-tax charge of $52 million for the year ended December 31, 2014 in foreign currency exchange transaction losses, net in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in the our Venezuelan operations.

As of December 31, 2014, of the $273 million in cash and cash equivalents, approximately $264 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

Our top ten clients accounted for approximately 23% of our total revenues for the year ended December 31, 2014. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

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

Changes in tax laws and the continuing ability to apply the provisions of various international tax treaties may adversely affect our financial results and increase our tax expense.

Changes in tax laws, international treaties, regulations, related interpretations and tax accounting standards in the United States, the Netherlands and other countries in which we operate may adversely affect our financial results, particularly our income tax expense. For example, recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project being undertaken by the Organisation for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. Finally, governments are increasingly considering changes to tax law regimes as a means to cover budgetary shortfalls resulting from the current economic environment. These changes could result in higher taxation to Nielsen.

We face increasing competition, which could adversely affect our business, financial condition, results of operations and cash flow.

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial, marketing and other resources than we do and may in the future engage in aggressive pricing action to compete with us and provide better technology. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we may not be able to do so in the future or be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

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

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2014, we had goodwill and intangible assets of $12,386 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

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

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2015, there were 29 stockholders of record, including our parent company, Valcon Acquisition Holding (Luxembourg) S.á.r.l (“Luxco”), which owned approximately 13% of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

The high and low reported sale prices per share for our common stock for the quarterly periods for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
Quarterly Period	High	Low	High	Low
First	$47.45	$40.88	$35.84	$30.69
Second	$48.67	$42.54	$37.09	$33.13
Third	$49.44	$43.89	$37.30	$32.40
Fourth	$45.89	$40.56	$46.20	$35.86

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

The below table summarizes the dividends declared and paid on our common stock for the years ended December 31, 2014 and 2013.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25

No dividends were paid on our common stock during the year ended December 31, 2012.

In July 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. In addition, in October 2014 we announced that our board of directors approved a new share repurchase program for up to an additional $1 billion of our outstanding common stock. Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at the 2014 Annual General Meeting of Shareholders. During the fourth quarter 2014, we repurchased a total of 9,284,871 shares of our common stock for $391 million at an average price of $42.12 per share. The activity during the fourth quarter of 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1-31	223,047	$42.72	223,047	$1,404,363,449
November 1-30	5,387,545	$41.09	5,387,545	$1,182,970,041
December 1 - 31	3,674,279	$43.58	3,674,279	$1,022,830,101
Total fourth quarter 2014	9,284,871	$42.12	9,284,871

Subsequent Event

On February 19, 2015, our Board declared a cash dividend of $0.25 per share on our common stock.  The dividend is payable on March 19, 2015 to stockholders of record at the close of business on March 5, 2015.

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

A holder of our common stock which is, or is deemed to be, resident in the Netherlands for the relevant tax purposes, is generally entitled to credit the dividend tax withheld against such holder’s liability to tax on income and capital gains or, in certain cases, to apply for a full refund of the withheld dividend tax.

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and selected consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2011 and 2010 and selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
Statement of Operations Data:
Revenues	$6,288	$5,703	$5,407	$5,328	$4,935
Depreciation and amortization(6)	573	510	493	502	530
Operating income	1,089	861	880	726	673
Interest expense	300	309	390	449	619
Income from continuing operations	381	431	242	61	146
Income/(loss) from discontinued operations	—	305	30	26	(13)
Income from continuing operations per common share (basic)	1.01	1.16	0.67	0.17	0.53
Income from continuing operations per common share (diluted)	1.00	1.14	0.66	0.17	0.52
Cash dividends declared per common share	0.95	0.72	—	—	0.03

	December 31,
(IN MILLIONS)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$15,376	$15,530	$14,585	$14,504	$14,429
Long-term debt including capital leases	6,862	6,640	6,579	6,762	8,550

(1)

Income for year ended December 31, 2014 included $89 million in restructuring charges, $97 million of charges associated with certain debt retirement transactions and a $52 million charge associated with the change to the Venezuelan currency exchange rate mechanism.

(2)	Income for year ended December 31, 2013 included $119 million in restructuring charges.
(3)	Income for year ended December 31, 2012 included $85 million in restructuring charges and $121 million of charges associated with certain debt retirement transactions.
(4)

Income for year ended December 31, 2011 included $83 million in restructuring charges and $333 million of charges associated with the initial public offering of the Company’s common stock and related debt retirement transactions and Sponsor agreement termination payments.

(5)

Income for the year ended December 31, 2010 included $59 million in restructuring charges, $136 million of foreign currency transaction gains and $90 million of charges associated with certain debt retirement transactions.

(6)

Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $204 million, $162 million, $145 million, $161 million and $196 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. See “Cautionary Statement Regarding Forward Looking Statements” in Part I of this Annual Report on Form 10-K. The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen N.V. and its consolidated subsidiaries unless otherwise stated or indicated by context.

Background and Executive Summary

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch and listen to (consumer interaction across the television, radio, online and mobile viewing and listening platforms referred to herein as “Watch”) on a global and local basis. Our measurement and analytical services help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many emerging markets, and hold leading market positions in many of our services and geographies.

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

On February 3, 2014, we completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’s common stock for a total purchase price of $116 million. Harris Interactive is expected to expand our footprint with important industry verticals including pharmaceutical, automobile and financial services.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

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

Our Buy segment provides measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and analytical services to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan, Australia and South Korea while emerging markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries for television, radio, digital and mobile viewing and listening platforms. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these policies relate to: revenue recognition; business combinations including purchase price allocations; accruals for pension costs and other post-retirement benefits; accounting for income taxes; and valuation of long-lived assets including goodwill and indefinite-lived intangible assets, computer software and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. For a summary of the significant accounting policies, including critical accounting policies discussed below, see Note 1 – “Description of Business, Basis of Presentation and Significant Accounting Policies” – to our consolidated financial statements.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered or information has been delivered, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured.

A significant portion of our revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, radio, internet and mobile audiences) services. We generally recognize revenue from the sale of services as the services are performed and delivered to the consumer, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. Substantially all of our customer contracts are non-cancelable and non-refundable.

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

We also provide insights and solutions to customers through analytical studies that are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered to the customer.

Watch

Revenue from our Watch segment is primarily generated from television, radio, online and mobile measurement services and recognized over the contract period, as the service is delivered to the customer, primarily on a straight-line basis.

Stock-Based Compensation

Expense Recognition

Our stock-based compensation programs are comprised of both stock options and restricted stock units (“RSUs”). We measure the cost of all stock-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. We recognize expense associated with stock-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $47 million, $47 million and $34 million of expense associated with stock-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the aggregate grant date fair value of all outstanding vested and unvested options was $57 million and $47 million, respectively. As of December 31, 2014, approximately $27 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.2 years.

Fair Value Measurement

Determining the fair value of stock-based awards at the grant date requires considerable judgment. Stock-based compensation expense for time-based stock options is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model, which considers factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of stock-based awards expected to be forfeited due to future terminations. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

	Year Ended December 31,
	2014	2013	2012
Expected life (years)	3.00-5.25	3.50-6.00	3.50 - 6.00
Risk-free interest rate	0.87%-1.66%	0.40%-1.99%	0.38% - 0.83%
Expected dividend yield	1.77% - 2.39%	0% - 2.19%	0%
Expected volatility	23.50%-25.32%	25.40%-27.60%	28.00% - 30.30%
Weighted-average volatility	23.89%	25.89%	28.56%

We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. For 2014 and 2013, expected volatility was based on our historical volatility.  For 2012, because of the Company’s limited trading history, expected volatility was based on a combination of the estimates of implied volatility of our peer group, our historical volatility adjusted for leverage and the implied volatility based on trading Nielsen call options.

In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. The total number of performance restricted shares to be earned is subject to achievement of cumulative performance goals for the three year period. Forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model. Differences between actual results and these estimates could have a material effect on our financial results.

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

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for each of our reporting units in our 2014 evaluation was 3%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used in our 2014 evaluation of our reporting units were between 8.5% and 11.5%.

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

During 2014 we updated our reporting structure in a manner that changed the composition of our reporting units.  As a result of this change in reporting units, we performed an interim goodwill impairment analysis during 2014 immediately prior to the change and determined the estimated fair values of the impacted reporting units exceeded their carrying value (including goodwill).  As such, there was no impairment as a result of this change.

We did not have any indicators of impairment during the year ended December 31, 2014 that would require us to perform an interim impairment assessment.  Our annual impairment assessment, performed as of October 1, 2014, was based on the updated reporting structure and resulted in no impairment. Further all four reporting units have fair values exceeding carrying values by at least 20% as of the annual impairment assessment date.

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

The determination of benefit obligations and expenses is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, the expected return on plan assets, the assumed rate of compensation increases and longevity changes in the local jurisdictions. We provide retiree medical benefits to a limited number of participants in the U.S. and have ceased to provide retiree health care benefits to certain of our Dutch retirees. Therefore, retiree medical care cost trend rates are not a significant driver of our post retirement costs. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them as necessary.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 6.0%, 6.0% and 6.2% for the years ended December 31, 2014, 2013 and 2012, respectively. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the years ended December 31, 2014, 2013 and 2012.

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to seven years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change. Impairment charges for the year ended December 31, 2014 were insignificant.

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

Nielsen Audio’s results of operations are fully reflected in our consolidated results of operations for the year ended December 31, 2014.

Other Acquisitions

For the year ended December 31, 2014, we paid cash consideration of $314 million associated with both current period and previously executed acquisitions (including Harris Interactive, Inc.), net of cash acquired. Had these current period’s acquisitions occurred as of January 1, 2014, the impact on our consolidated results of operations would not have been material.

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

Discontinued Operations

In February 2014, Nielsen completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’s common stock. In June 2014, the Company completed the sale of Harris Interactive European operations (“Harris Europe”) to ITWP Acquisitions Limited (“ITWP”), the parent company of Toluna, a leading digital market research and technology company in exchange for a minority stake in ITWP. The consolidated statements of operations reflect the operating results of Harris Europe as a discontinued operation.

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

Summarized results of operations for discontinued operations are as follows:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Revenue	$15	$103	$205
Operating income	—	35	72
Interest expense (1)	—	(8)	(23)
Income from operations before income taxes	—	27	49
Provision for income taxes	—	(12)	(18)
Income from operations	—	15	31
Gain on sale, net of tax	—	290	—
Net income attributable to noncontrolling interest	—	—	(1)
Income from discontinued operations, net of tax	$—	$305	$30
(1)

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the years ended December 31, 2014, 2013 and 2012, interest expense of zero, $8 million and $23 million, respectively, and was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in our consolidated statements of cash flows:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Net cash provided by operating activities	$—	$36	$67
Net cash used in investing activities	—	—	(11)
Net cash used in financing activities	—	—	—
	$—	$36	$56

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

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
U.S. Dollar	56%	52%	51%
Euro	11%	12%	12%
Other Currencies	33%	36%	37%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.33 to €1.00, $1.33 to €1.00 and $1.29 to €1.00 for the years ended December 31, 2014, 2013 and 2012, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes. Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and accordingly, local currency transactions have been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

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

During 2014, as a result of further changes associated with the Venezuelan currency exchange rate mechanisms, we changed the exchange rate used to remeasure our Venezuelan subsidiaries’ financial statements in U.S. dollars. Based on facts and circumstances present at March 31, 2014, we began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of Exchange Agreement No. 25 between the Central Bank of Venezuela and the Venezuelan government, we believed that any future remittances for royalty and dividend payments would be transacted at the SICAD I exchange rate. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represented a more realistic exchange rate at which to remeasure the U.S. dollar value of the bolivar-denominated monetary assets and liabilities of our Venezuelan subsidiaries in the consolidated financial statements. However, since its implementation, we have not been successful in gaining access to U.S. dollars through SICAD I.  Due to the lack of access to the SICAD I auction system, as of December 31, 2014 we decided it was more likely that it would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as it was created to provide an open mechanism that permits any company to request U.S. dollars for any purpose.  Accordingly, we concluded that the SICAD II exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities as of December 31, 2014. At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar and the SICAD I exchange rate of 12.0 bolivars to the U.S. dollar.  As a result of these changes, we recorded a pre-tax charge of $52 million for the year ended December 31, 2014 in foreign currency exchange transaction losses, net in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in the our Venezuelan operations.

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

Results of Operations – Years Ended December 31, 2014, 2013 and 2012

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Revenues	$6,288	$5,703	$5,407
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,620	2,398	2,225
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,917	1,815	1,724
Depreciation and amortization	573	510	493
Restructuring charges	89	119	85
Operating income	1,089	861	880
Interest income	3	2	4
Interest expense	(300)	(309)	(390)
Foreign currency exchange transaction losses, net	(71)	(25)	(17)
Other expense, net	(100)	(9)	(118)
Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	621	520	359
Provision for income taxes	(236)	(91)	(122)
Equity in net (loss)/income of affiliates	(4)	2	5
Income from continuing operations	381	431	242
Income from discontinued operations, net of tax	—	305	30
Net income	381	736	272
Net loss attributable to noncontrolling interests	(3)	(4)	(1)
Net income attributable to Nielsen stockholders	$384	$740	$273

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Net income	$381	$736	$272
Income from discontinued operations, net	—	(305)	(30)
Interest expense, net	297	307	386
Provision for income taxes	236	91	122
Depreciation and amortization	573	510	493
EBITDA	1,487	1,339	1,243
Equity in net loss/(income) of affiliates	4	(2)	(5)
Other non-operating expense, net	171	34	135
Restructuring charges	89	119	85
Stock-based compensation expense	47	47	34
Other items(a)	39	80	12
Adjusted EBITDA	$1,837	$1,617	$1,504

(a)

For the year ended December 31, 2014, other items primarily consist of non-recurring costs. For the year ended December 31, 2013, other items consist primarily of one-time items associated with the acquisition of Arbitron, including non-cash purchase accounting adjustments and transaction-related costs. For the year ended December 31, 2012, other items primarily consist of transaction-related costs.

Consolidated Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Revenues increased 10.3% to $6,288 million for the year ended December 31, 2014 from $5,703 million for the year ended December 31, 2013, or 12.4% on a constant currency basis, which excludes a 2.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 2.4% (4.5% on a constant currency basis). Revenues within our Buy segment increased 3.4% (6.3% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, Buy segment revenues increased 0.8% (3.6% on a constant currency basis). Revenues within our Watch segment increased 20.4% (21.3% on a constant currency basis). Excluding the impact from the Arbitron acquisition, revenues within our Watch segment increased 4.9% (5.8% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 9.3% to $2,620 million for the year ended December 31, 2014 from $2,398 million for the year ended December 31, 2013, or 10.8% on a constant currency basis, excluding a 1.5% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 7.1% (9.3% on a constant currency basis) due primarily to the Harris Interactive acquisition in February 2014 and the continued global expansion of our services. Costs within our Watch segment increased 11.1% (11.7% on a constant currency basis) primarily due to the impact of the Arbitron acquisition on September 30, 2013 partially offset by the impact of productivity initiatives. Corporate costs increased by approximately $17 million in 2014 as compared to 2013.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 5.6% to $1,917 million for the year ended December 31, 2014 from $1,815 million for the year ended December 31, 2013, or an increase of 7.8% on a constant currency basis, excluding a 2.2% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.9% (3.5% on a constant currency basis) due primarily to the Harris Interactive acquisition in February 2014, as well as other investments associated with the expansion of our services. Costs within our Watch segment increased 21.7% (22.4% on a constant currency basis) primarily due to the impact of the Arbitron acquisition on September 30, 2013, as well as the impact of other investments in product development initiatives. Corporate costs decreased by $10 million due to higher transaction-related costs in 2013.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations was $573 million for the year ended December 31, 2014 as compared to $510 million for the year ended December 31, 2013. The increase was primarily driven by increases in depreciation and amortization expense associated with the assets acquired in business acquisitions. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations increased to $204 million for the year ended December 31, 2014 from $162 million for the year ended December 31, 2013.

Restructuring Charges

We recorded $89 million in restructuring charges for the year ended December 31, 2014, primarily related to employee severance associated with productivity initiatives.

We recorded $119 million in restructuring charges for the year ended December 31, 2013, primarily related to employee severance associated with productivity initiatives and contract termination costs.

Operating Income

Operating income for the year ended December 31, 2014 was $1,089 million compared to operating income of $861 million for the year ended December 31, 2013. Operating income of $358 million for the year ended December 31, 2014 within our Buy segment decreased from $399 million for the year ended December 31, 2013. Operating income within our Watch segment of $836 million for the year ended December 31, 2014 increased from $570 million for the year ended December 31, 2013. Corporate operating expenses decreased to $105 million for the year ended December 31, 2014 from $108 million for the year ended December 31, 2013.

Interest Expense

Interest expense was $300 million for the year ended December 31, 2014 compared to $309 million for the year ended December 31, 2013. The decline primarily related to the refinancing of Term Loan A and B in February 2013, the maturity of the mandatory convertible debt in February 2013, the refinancing of the 11.625% senior notes in October 2013, and the refinancing of the 7.75% senior notes in April and July 2014 partially offset by the increased debt balance in September 2013 related to Arbitron acquisition financing and the interest expense allocated to our discontinued operations in the year ended December 31, 2013 as discussed in the “Discontinued Operations” section in “Factors Affecting Nielsen’s Financial Results” above.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 in each of the years ended December 31, 2014 and 2013.

We incurred $71 million in net foreign currency exchange losses for the year ended December 31, 2014, resulting primarily from changes to the Venezuelan exchange rate mechanisms as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuation in U.S. to Euro exchange rate associated with our European revolving credit facility and the fluctuations in certain foreign currencies associated with intercompany transactions.

We incurred $25 million in net foreign currency exchange losses for the year ended December 31, 2013, resulting primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $100 million for the year ended December 31, 2014 is primarily related to the “make-whole” premium associated with the redemption of our 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

The $9 million of other expense, net for the year ended December 31, 2013 consists primarily of the write-off of deferred financing costs and other costs of $12 million associated with the amendment to our Senior Secured Credit Agreement,  charges of $12 million associated with the unused bridge loan terminated as part of the Arbitron acquisition and charges of approximately $8 million related to the redemption of all of our 11.625% Senior Notes due 2014, partially offset by the gain of $24 million from the step acquisition of Scarborough.

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Affiliates

Income was $621 million for the year ended December 31, 2014 compared to $520 million for the year ended December 31, 2013 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2014 and 2013 were 38% and 18%, respectively.

The effective tax rate for the year ended December 31, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, withholding and foreign taxes as well as state and local income taxes offset by the favorable impact of certain financing activities.   The effective tax rate for the year ended December 31, 2013 was lower than the statutory expense rate due to the favorable impact of certain financing activities, release of valuation allowances and favorable impacts of  provision to return adjustments.

At December 31, 2014 and 2013, we had gross uncertain tax positions of $452 million and $475 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2014 and 2013 of $41 million and $52 million, respectively.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $23 million to $45 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Adjusted EBITDA

Adjusted EBITDA increased 13.6% to $1,837 million for the year ended December 31, 2014 from $1,617 million for the year ended December 31, 2013, or 16.5% on a constant currency basis. Our Adjusted EBITDA margin increased to 29.21% for the year ended December 31, 2014 from 28.35% for the year ended December 31, 2013. See “Results of Operations – (Years Ended December 31, 2014, 2013 and 2012)” for the reconciliation of net income to Adjusted EBITDA.

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

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 5.3% to $1,815 million for the year ended December 31, 2013 from $1,724 million for the year ended December 31, 2012, or an increase of 6.1% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.8% (1.7% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment increased 14.6% (15.5% on a constant currency basis) primarily due to the impact of the Arbitron acquisition on September 30, 2013. Corporate costs increased by $21 million due to higher transaction-related costs.

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

Business Segment Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2014 compared to the year ended December 31, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2014	Year Ended December 31, 2013	% Variance 2014 vs. 2013 Reported	Year Ended December 31, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$3,523	$3,406	3.4%	$3,314	6.3%
Watch(b)	2,765	2,297	20.4%	2,279	21.3%
Total(c)	$6,288	$5,703	10.3%	$5,593	12.4%
(a)

The Buy segment includes the results of Harris Interactive for the year ended December 31, 2014, commencing on February 3, 2014, the acquisition date. Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $3,434, an increase of 0.8% (3.6% on a constant currency basis).

(b)

The Watch segment includes the Arbitron (Nielsen Audio) results for the full year 2014 and for the fourth quarter of 2013. Excluding the impact from the Arbitron acquisition, total Watch revenue was $2,269 million, an increase of 4.9% (5.8% on a constant currency basis)

(c)

Total Nielsen revenue includes both Arbitron (full period) and Harris Interactive (from February 3, 2014) for the year ended December 31, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue for the year ended December 31, 2014 was $5,703 million, an increase of 2.4% (4.5% on a constant currency basis).

Buy Segment Revenues

Revenues increased 3.4% to $3,523 million for the year ended December 31, 2014 from $3,406 million for the year ended December 31, 2013 (6.3% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 0.8% (3.6% on a constant currency basis). Revenues from emerging markets increased 1.7% (9.5% on a constant currency basis) and revenues from developed markets increased 4.3% (4.9% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from developed markets increased 0.4% (1.0% on a constant currency basis).

Revenues from information services, which primarily include retail scanner and consumer panel-based measurement, increased 0.3% to $2,657 million for the year ended December 31, 2014 from $2,648 million for the year ended December 31, 2013 (3.3% on a constant currency basis).  Growth in these services was driven by increased client investment in retail measurement in the emerging markets as well as the addition of new clients in developed markets.

Revenues from insights services, which consist of a broad range of analytics, increased 14.2% to $866 million for the year ended December 31, 2014 from $758 million for the year ended December 31, 2013, (16.6% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from these services increased 2.5% (4.6% on a constant currency basis), driven by increased demand for our analytical services in developed and emerging markets around the world.

Watch Segment Revenues

Revenues increased 20.4% to $2,765 million for the year ended December 31, 2014 from $2,297 million for the year ended December 31, 2013, or 21.3% on a constant currency basis. Excluding the impact from the Arbitron acquisition, revenues increased 4.9% (5.8% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 5.3% (6.3% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, including digital and Marketing Effectiveness.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2014 and 2013, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2014 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$358	$64	$224	$14	$(2)	$658
Watch	836	14	343	10	11	1,214
Corporate and Eliminations	(105)	11	6	23	30	(35)
Total Nielsen	$1,089	$89	$573	$47	$39	$1,837

YEAR ENDED DECEMBER 31, 2013 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$399	$47	$199	$14	$1	$660
Watch	570	55	302	11	51	989
Corporate and Eliminations	(108)	17	9	22	28	(32)
Total Nielsen	$861	$119	$510	$47	$80	$1,617

(1)

For the year ended December 31, 2014, other items consist primarily of non-recurring costs. For the year ended December 31, 2013, other items consist primarily of one-time items associated with the acquisition of Arbitron, including non-cash purchase accounting adjustments and transaction-related costs.

(IN MILLIONS)	Year Ended December 31, 2014	Year Ended December 31, 2013	% Variance 2014 vs. 2013 Reported	Year Ended December 31, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$658	$660	(0.3)%	$629	4.6%
Watch	1,214	989	22.8%	979	24.0%
Corporate and Eliminations	(35)	(32)	NA	(31)	NA
Total Nielsen	$1,837	$1,617	13.6%	$1,577	16.5%

Buy Segment Profitability

Operating income was $358 million for the year ended December 31, 2014 as compared to $399 million for the year ended December 31, 2013 as the increase in revenue mentioned above was more than offset by investment in the continued global expansion of our services, higher restructuring charges and an increase in depreciation and amortization expense. Non-GAAP business segment income increased 4.6% on a constant currency basis.

Watch Segment Profitability

Operating income was $836 million for the year ended December 31, 2014 as compared to $570 million for the year ended December 31, 2013. The increase was driven by the revenue performance discussed above, as well as a decrease in restructuring charges and transaction-related costs partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 24.0% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $105 million for the year ended December 31, 2014 as compared to $108 million for the year ended December 31, 2013 due to decreases in restructuring charges and depreciation and amortization expense.

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
(a)

The Watch segment includes the Arbitron results for the fourth quarter of 2013. Excluding the impact from the Arbitron acquisition, total Nielsen revenue was $5,569 million, an increase of 3.0% (3.9% on a constant currency basis) and the Watch segment revenue was $2,163 million, an increase of 4.7% (5.2% on a constant currency basis).

(b)

During the fourth quarter of 2013, to conform to a change in management reporting, we reclassified two products from the Buy segment to the Watch segment.  The business segment results have been reclassified for comparison purposes for all periods presented in the consolidated financial statements.

Buy Segment Revenues

Revenues increased 1.9% to $3,406 million for the year ended December 31, 2013 from $3,341 million for the year ended December 31, 2012, or 3.1% on a constant currency basis. Revenues from emerging markets increased 3.4% (7.4% on a constant currency basis) and revenues from developed markets increased 1.2% for the period (1.1% on a constant currency basis).

Revenues from information services, which primarily include retail scanner and consumer panel-based measurement, increased 2.0% to $2,648 million for the year ended December 31, 2013 from $2,595 million for the year ended December 31, 2012, or 3.0% on a constant currency basis. Revenues from emerging markets increased 2.4% (6.5% on a constant currency basis) due to continued expansion of our retail measurement and services to both new and existing customers. Revenues from developed markets increased 1.9% (1.5% on a constant currency basis). Growth was impacted by no longer benefiting from the additional retail measurement coverage in the U.S. driven by Wal-Mart and softness in Western Europe.

Revenues from insights services, which consist of a broad range of analytics, increased 1.6% to $758 million for the year ended December 31, 2013 from $746 million for the year ended December 31, 2012, (3.1% on a constant currency basis) driven by increased demand for our analytical services  in the emerging countries around the world.

Watch Segment Revenues

Revenues increased 11.2% to $2,297 million for the year ended December 31, 2013 from $2,066 million for the year ended December 31, 2012, or 11.7% on a constant currency basis. Excluding the impact from the Arbitron acquisition, revenues increased 4.7% (5.2% on a constant currency basis).  Audience measurement revenue, excluding Arbitron (Nielsen Audio), grew 5.2% (5.7% on a constant currency basis) driven by increases in spending from existing customers, international expansion of our services to both new and existing customers, accelerated growth of our new digital products and increased growth in Marketing Effectiveness.

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

Buy Segment Profitability

Operating income was $399 million for the year ended December 31, 2013 as compared to $403 million for the year ended December 31, 2012 as the increase in revenue mentioned above was more than offset by investments in Emerging markets expansion and increases in retail measurement costs. Non-GAAP business segment income decreased 0.5% on a constant currency basis.

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

Liquidity and Capital Resources

We have consistently generated strong cash flows from operations, providing a source of funds ranging between $1,093 million and $784 million per year over the past three years. We provide for additional liquidity through several sources including, maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2014, 2013 and 2012:

(IN MILLIONS)	2014	2013	2012
Net cash from operating activities	$1,093	$901	$784
Cash and short-term marketable securities	$273	$564	$288
Revolving credit facility	$575	$635	$635

Of the $273 million in cash and cash equivalents, approximately $264 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We continue to focus on extending debt maturities and reducing cash interest expense. As set forth in more detail below, in 2013 and 2014, we obtained amendments to our term loan and revolving credit facilities, and used the proceeds from new issuances of senior notes to redeem previously outstanding notes with higher interest rates. The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the last three years.

	2014	2013	2012
Weighted average interest rate	3.79%	4.28%	5.02%
Cash paid for interest, net of amounts capitalized (in millions)	$294	$304	$384

In April 2014, we completed the issuance of $750 million in aggregate principal amount of 5.00% Senior Notes due 2022 at par.  In addition, in April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace our existing Class D Term Loans maturing in February 2017  and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity of April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.  Finally, in May 2014, we completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, we recorded a pre-tax charge of $45 million during 2014 to other expense, net in the consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

In July 2014, we completed the issuance of an additional $800 million aggregate principal amount of 5.00% Senior Notes due 2022. The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, we completed the redemption of the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.  As a result of these transactions, we recorded a pre-tax charge of $51 million during 2014 to other expense, net in the consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

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

Long-term borrowings

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2014:

(IN MILLIONS)	Weighted Interest Rate	Carrying Amount
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.16% ) due 2019		1,542
$500 million Senior secured term loan (LIBOR based variable rate of 2.41% ) due 2017		497
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.16% ) due 2021		1,094
€286 million Senior secured term loan (Euro LIBOR based variable rate of 3.01%) due 2021		345
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		280
Total senior secured credit facilities (with weighted average interest rate)	2.65%	3,758

$800 million 4.50% senior debenture loan due 2020		800
$1,550 million 5.00% senior debenture loan due 2022		1,553
$625 million 5.50% senior debenture loan due 2021		625
Total debenture loans (with weighted average interest rate)	5.23%	2,978
Other loans		8
Total long-term debt	3.79%	6,744
Capital lease and other financing obligations		118
Total debt and other financing arrangements		6,862
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		397
Non-current portion of long-term debt and capital lease and other financing obligations		$6,465

Term Loan Facilities

In August 2006, certain of our subsidiaries entered into the Senior Secured Credit Agreement that was amended and restated in June 2009, February 2012, February 2013 and April 2014. The Senior Secured Credit Agreement provides for term loan facilities as shown in the table above.

In April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes (see “Debenture Loans” below), were used to repay and replace our existing Class D Term Loans maturing in February 2017 and the Class E Term Loans maturing in May 2016.

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

Covenants

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $5.0 billion at December 31, 2014. In addition, these entities are required to maintain a maximum total leverage ratio. Neither we nor TNC B.V. is currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

As discussed above, in April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement.  The financial covenant contained in our Fourth Amended and Restated Credit Agreement consists of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Senior Secured Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of December 31, 2014, we were in full compliance with the financial covenant described above.

Pursuant to our Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2014, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2014 results, and although we do not expect to be required to issue any mandatory repayments in 2014 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2014, we had $280 million of borrowings outstanding and outstanding letters of credit of $6 million.  As of December 31, 2013, we had no borrowings outstanding, but had outstanding letters of credit of $12 million. As of December 31, 2014, we had $289 million available for borrowing under the revolving credit facility.

Debenture Loans

The indentures governing certain of our debenture loans limit the majority of our subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by Nielsen N.V., substantially all of the wholly owned U.S. subsidiaries of Nielsen N.V., and certain of the non-U.S. wholly-owned subsidiaries of Nielsen N.V.

In April 2014, we completed the issuance of $750 million in aggregate principal amount of 5.0% Senior Notes due 2022 at par. In May 2014, we completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. In July 2014, we completed the issuance of an additional $800 million aggregate principal amount of 5.0% Senior Notes due 2022.  The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, we redeemed the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividend policy by our board of directors, under which we have paid $356 million and $265 million in cash dividends during the years ended December 31, 2014 and 2013, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on our common stock during 2013 and 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25

No dividends were declared or paid on our common stock during 2012.

In July 2013, our board of directors approved a share repurchase program for up to $500 million of our outstanding common stock. In addition, in October 2014, our board of directors approved a new share repurchase program for up to $1 billion of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our management’s evaluation of market conditions and other factors. Repurchases under these programs will be executed within the limitations of the existing authority granted at our 2014 Annual General Meeting of Shareholders. As of December 31, 2014, we have purchased 11,182,983 shares of our common stock at an average price of $42.67 per share (total consideration of $477 million) under these programs.

The following table provides a summary of share repurchase program activity through December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
2013 Activity	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
April 1-30	269,972	$44.47	269,972	$460,467,412
May 1-31	211,848	$47.20	211,848	$450,467,820
June 1-30	207,243	$47.44	207,243	$440,635,906
July 1-31	188,612	$48.54	188,612	$431,480,660
August 1-31	181,509	$47.15	181,509	$422,921,757
September 1-30	197,759	$45.66	197,759	$413,891,828
October 1-31	223,047	$42.72	223,047	$1,404,363,449
November 1-30	5,387,545	$41.09	5,387,545	$1,182,970,041
December 1-31	3,674,279	$43.58	3,674,279	$1,022,830,101
Total	11,182,983	$42.67	11,182,983

Subsequent Event

On February 19, 2015, our Board declared a cash dividend of $0.25 per share on our common stock.  The dividend is payable on March 19, 2015 to stockholders of record at the close of business on March 5, 2015.

Cash Flows 2014 versus 2013

Operating activities. Net cash provided by operating activities was $1,093 million for the year ended December 31, 2014, compared to $901 million for the year ended December 31, 2013. This increase was driven by the Adjusted EBITDA performance described above and by the timing of vendor payments. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day for the year ended December 31, 2014 compared to a 1 day decrease for the year ended December 31, 2013.

Investing activities. Net cash used in investing activities was $732 million for the year ended December 31, 2014, compared to $687 million for the year ended December 31, 2013. The primary driver for the increased usage of cash from investing activities was the increase in capital expenditures for the year ended December 31, 2014 as compared to the same period of 2013.

Financing activities. Net cash used in financing activities was $585 million for the year ended December 31, 2014, compared to net cash provided by of $83 million for the year ended December 31, 2013. The increase in cash used in financing activities is primarily due to the higher share repurchasing and dividend payments, as described in the “Dividends and Share Repurchase Program” section above, during the year ended December 31, 2014 as compared to the same period of 2013.

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

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $412 million, $374 million and $358 million in 2014, 2013 and 2012, respectively.

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

At December 31, 2014, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $493 million of unrecognized tax benefits (which includes interest and penalties of $41 million) have been excluded from the contractual obligations table below. See Note 14 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2015	2016	2017	2018	2019	Thereafter
Capital lease obligations(a)	$160	$24	$24	$22	$15	$13	$62
Operating leases(b)	366	87	71	60	51	37	60
Other contractual obligations(c)	1,017	666	245	64	35	7	—
Long-term debt, including current portion(a)	6,744	379	128	640	212	1,042	4,343
Interest(d)	1,544	263	245	239	226	205	366
Pension fund obligations(e)	28	28	—	—	—	—	—
Total	$9,859	$1,447	$713	$1,025	$539	$1,304	$4,831

(a)

Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 11 – “Long-Term Debt and Other Financing Arrangements” – to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 16 – “Commitments and Contingencies” – to our consolidated financial statements.
(c)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments as of December 31, 2014 under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy our obligations. As of December 31, 2014, the remaining TCS commitment was approximately $609 million.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2014.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $35 million, $51 million and $64 million during 2014, 2013 and 2012, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2015. See Note 10 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2014, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $6 million at December 31, 2014.

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

Discontinued Operations

In April 2014, the FASB issued an ASU, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial reports.  In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2014 and must be applied prospectively.  Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue.  The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact of the adoption of this ASU will have on our consolidated financial statements, including which transition method will be applied.

Going Concern

In August 2014, the FASB issued an ASU, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

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

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2014 and 2013:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2014
Revenues	56%	11%	33%
Operating costs	53%	11%	36%
Year ended December 31, 2013
Revenues	52%	12%	36%
Operating costs	51%	12%	37%

Based on the year ended December 31, 2014, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $5 million annually, with an immaterial impact on operating income.

We have operations in both our Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes. Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and local currency transactions have been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

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

During 2014, as a result of further changes associated with the Venezuelan currency exchange rate mechanisms, we changed the exchange rate used to remeasure our Venezuelan subsidiaries’ financial statements in U.S. dollars. Based on facts and circumstances present at March 31, 2014, we began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of Exchange Agreement No. 25 between the Central Bank of Venezuela and the Venezuelan government, we believed that any future remittances for royalty and dividend payments would be transacted at the SICAD I exchange rate. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represented a more realistic exchange rate at which to remeasure the U.S. dollar value of the bolivar-denominated monetary assets and liabilities of our Venezuelan subsidiaries in the consolidated financial statements. However, since its implementation, we have not been successful in gaining access to U.S. dollars through SICAD I.  Due to the lack of access to the SICAD I auction system, as of December 31, 2014 we decided it was more likely that it would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as it was created to provide an open mechanism that permits any company to request U.S. dollars for any purpose.  Accordingly, we concluded that the SICAD II exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities as of December 31, 2014. At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar and the SICAD I exchange rate of 12.0 bolivars to the U.S. dollar.  As a result of these changes, we recorded a pre-tax charge of $52 million for the year ended December 31, 2014 in foreign currency exchange transaction losses, net in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in the our Venezuelan operations.

We will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2014, we had $3,758 million of floating-rate debt under our senior secured credit facilities, of which $2,601 million (excluding $500 million of forward interest swaps effective after December 31, 2014) was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $12 million ($38 million without giving effect to any of our interest rate swaps).

In November 2014, we entered into a $250 million in notional amount of two-year forward interest swap agreement with a starting date in May 2016. This agreement fixes the LIBOR-related portion of the interest rate of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.78%. This derivative instrument has been designated as interest rate cash flow hedge.

In November 2014, we entered into a $250 million in notional amount of two-year forward interest swap agreement with a starting date in September 2015. This agreement fixes the LIBOR-related portion of the interest rate of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.26%. This derivative instrument has been designated as interest rate cash flow hedge.

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

Nielsen N.V.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2014.

Ernst & Young LLP, independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting. The Company’s financial statements included in this annual report on Form 10-K also have been audited by Ernst & Young LLP. Their reports follow.

/s/ Dwight M. Barns	/s/ Jamere Jackson
Dwight M. Barns	Jamere Jackson
Chief Executive Officer	Chief Financial Officer
February 20, 2015

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board and Stockholders

of Nielsen N.V.

We have audited Nielsen N.V.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nielsen N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Nielsen N.V.’s internal control over financial reporting based on our audit.

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

In our opinion, Nielsen N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nielsen N.V. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014 of Nielsen N.V. and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board and Stockholders

of Nielsen N.V.

We have audited the accompanying consolidated balance sheets of Nielsen N.V. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of Nielsen N.V.’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nielsen N.V. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nielsen N.V.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 20, 2015

Nielsen N.V.

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2014	2013	2012
Revenues	$6,288	$5,703	$5,407
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,620	2,398	2,225
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,917	1,815	1,724
Depreciation and amortization	573	510	493
Restructuring charges	89	119	85
Operating income	1,089	861	880
Interest income	3	2	4
Interest expense	(300)	(309)	(390)
Foreign currency exchange transaction losses, net	(71)	(25)	(17)
Other expense, net	(100)	(9)	(118)
Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	621	520	359
Provision for income taxes	(236)	(91)	(122)
Equity in net (loss)/income of affiliates	(4)	2	5
Income from continuing operations	381	431	242
Income from discontinued operations, net of tax	—	305	30
Net income	381	736	272
Net loss attributable to noncontrolling interests	(3)	(4)	(1)
Net income attributable to Nielsen stockholders	$384	$740	$273
Net income per share of common stock, basic
Income from continuing operations	$1.01	$1.16	$0.67
Discontinued operations, net of tax	—	0.81	0.08
Net income attributable to Nielsen stockholders	$1.01	$1.97	$0.75
Net income per share of common stock, diluted
Income from continuing operations	$1.00	$1.14	$0.66
Discontinued operations, net of tax	—	0.80	0.08
Net income attributable to Nielsen stockholders	$1.00	$1.94	$0.75
Weighted-average shares of common stock outstanding, basic	379,333,037	375,797,629	361,787,868
Dilutive shares of common stock	5,038,415	5,130,337	4,523,116
Weighted-average shares of common stock outstanding, diluted	384,371,452	380,927,966	366,310,984
Dividends declared per common share	$0.95	$0.72	—

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen N.V.

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Net income	$381	$736	$272
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	(301)	(99)	74
Available for sale securities (2)	10	9	(1)
Changes in the fair value of cash flow hedges (3)	3	8	1
Defined benefit pension plan adjustments (4)	(109)	30	(105)
Total other comprehensive loss	(397)	(52)	(31)
Total comprehensive (loss)/income	(16)	684	241
Less: comprehensive (loss)/ income attributable to noncontrolling interests	(10)	(2)	2
Total comprehensive (loss)/income attributable to Nielsen stockholders	$(6)	$686	$239

(1)	Net of tax of $(7) million, $3 million and $2 million for the year ended December 31, 2014, 2013 and 2012 respectively.

(2)	Net of tax of $(7) million, $6 million and zero for the year ended December 31, 2014, 2013 and 2012 respectively.

(3)	Net of tax of $(2) million, $5 million and $(1) million for the year ended December 31, 2014, 2013 and 2012 respectively.

(4)	Net of tax of $32 million, $18 million and $23 million for the year ended December 31, 2014, 2013 and 2012 respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen N.V.

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2014	2013
Assets:
Current assets
Cash and cash equivalents	$273	$564
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $29 and $39 as of December 31, 2014 and 2013, respectively	1,241	1,196
Prepaid expenses and other current assets	505	374
Total current assets	2,019	2,134
Non-current assets
Property, plant and equipment, net	533	560
Goodwill	7,671	7,684
Other intangible assets, net	4,715	4,781
Deferred tax assets	83	115
Other non-current assets	355	256
Total assets	$15,376	$15,530
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,035	$1,026
Deferred revenues	304	306
Income tax liabilities	62	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	397	148
Total current liabilities	1,798	1,535
Non-current liabilities
Long-term debt and capital lease obligations	6,465	6,492
Deferred tax liabilities	1,025	864
Other non-current liabilities	955	832
Total liabilities	10,243	9,723
Commitments and contingencies (Note 16)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 382,622,922 and 379,044,531 shares issued and 372,757,598 and 378,635,464 shares outstanding at December 31, 2014 and 2013, respectively	32	32
Additional paid-in capital	5,929	6,596
Accumulated deficit	(128)	(512)
Accumulated other comprehensive loss, net of income taxes	(777)	(387)
Total Nielsen stockholders’ equity	5,056	5,729
Noncontrolling interests	77	78
Total equity	5,133	5,807
Total liabilities and equity	$15,376	$15,530

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen N.V.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(IN MILLIONS)	2014	2013	2012
Operating Activities
Net income	$381	$736	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	47	47	34
Gain on sale of discontinued operations	—	(290)	—
Deferred income taxes	105	(107)	47
Currency exchange rate differences on financial transactions and other losses	174	40	141
Equity in net loss/(income) of affiliates, net of dividends received	5	2	3
Depreciation and amortization	573	521	520
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(93)	(84)	(13)
Prepaid expenses and other current assets	(76)	21	(18)
Accounts payable and other current liabilities and deferred revenues	(4)	(55)	(190)
Other non-current liabilities	(2)	(6)	(10)
Interest payable	6	13	29
Income taxes	(23)	63	(31)
Net cash provided by operating activities	1,093	901	784
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(314)	(1,249)	(160)
Proceeds from the sale of subsidiaries and affiliates, net	(6)	935	(4)
Additions to property, plant and equipment and other assets	(163)	(130)	(132)
Additions to intangible assets	(249)	(244)	(226)
Other investing activities	—	1	—
Net cash used in investing activities	(732)	(687)	(522)
Financing Activities
Net borrowings under revolving credit facility	280	—	—
Proceeds from issuances of debt, net of issuance costs	4,544	2,485	1,998
Repayment of debt	(4,598)	(2,171)	(2,230)
(Decrease)/increase in other short-term borrowings	—	(5)	3
Cash dividends paid to stockholders	(356)	(265)	—
Repurchase of common stock	(466)	(11)	—
Proceeds from exercise of stock options	103	85	29
Other financing activities	(92)	(35)	(98)
Net cash (used in)/provided by financing activities	(585)	83	(298)
Effect of exchange-rate changes on cash and cash equivalents	(67)	(21)	5
Net (decrease)/increase in cash and cash equivalents	(291)	276	(31)
Cash and cash equivalents at beginning of period	564	288	319
Cash and cash equivalents at end of period	$273	$564	$288
Supplemental Cash Flow Information
Cash paid for income taxes	$(154)	$(147)	$(124)
Cash paid for interest, net of amounts capitalized	$(294)	$(304)	$(384)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen N.V.

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income
				(Loss), Net
								Total
		Additional		Currency	Available	Cash	Post	Nielsen
	Common	Paid-in	Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Deficit	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2011	$30	$6,427	$(1,525)	$(94)	$1	$(14)	$(192)	$4,633	$8	$4,641
Net income	—	—	273	—	—	—	—	273	(1)	272
Currency translation adjustments, net of tax of $2	—	—	—	71	—	—	—	71	3	74
Unrealized loss on pension liability, net of tax of $23	—	—	—	—	—	—	(105)	(105)	—	(105)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	(1)	—	—	(1)	—	(1)
Cash flow hedges, net of tax of $(1)	—	—	—	—	—	1	—	1	—	1
Noncontrolling interest in a consolidated subsidiary	—	(11)	—	—	—	—	—	(11)	39	28
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares of common stock issued in business combinations	—	7	—	—	—	—	—	7	—	7
Common stock option activity	—	29	—	—	—	—	—	29	—	29
Stock-based compensation expense	—	33	—	—	—	—	—	33	—	33
Balance, December 31, 2012	$30	$6,485	$(1,252)	$(23)	—	$(13)	$(297)	$4,930	$48	$4,978

				Accumulated Other Comprehensive Income
				(Loss), Net
								Total
		Additional		Currency	Available	Cash	Post	Nielsen
	Common	Paid-in	Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Deficit	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2012	$30	$6,485	$(1,252)	$(23)	—	$(13)	$(297)	$4,930	$48	$4,978
Net income	—	—	740	—	—	—	—	740	(4)	736
Currency translation adjustments, net of tax of $3	—	—	—	(101)	—	—	—	(101)	2	(99)
Unrealized loss on pension liability, net of tax of $18	—	—	—	—	—	—	30	30	—	30
Unrealized gain on available for sale securities, net of tax of $6	—	—	—	—	9	—	—	9	—	9
Cash flow hedges, net of tax of $5	—	—	—	—	—	8	—	8	—	8
Divestiture of an interest in a consolidated subsidiary	—	(29)	—	—	—	—	—	(29)	31	2
Noncontrolling interest in a newly consolidated subsidiary	—	—	—	—	—	—	—	—	1	1
Dividends to stockholders	—	(271)	—	—	—	—	—	(271)	—	(271)
Shares of common stock issued in business combinations	—	3	—	—	—	—	—	3	—	3
Exercise of stock options	1	85	—	—	—	—	—	86	—	86
Repurchase of common stock	—	(11)	—	—	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	47	—	—	—	—	—	47	—	47
Conversion of mandatorily convetable bonds to shares	1	287	—	—	—	—	—	288	—	288
Balance, December 31, 2013	$32	$6,596	$(512)	$(124)	$9	$(5)	$(267)	$5,729	$78	$5,807

				Accumulated Other Comprehensive Income
				(Loss), Net
								Total
		Additional		Currency	Available	Cash	Post	Nielsen
	Common	Paid-in	Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Deficit	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2013	$32	$6,596	$(512)	$(124)	$9	$(5)	$(267)	$5,729	$78	$5,807
Net income	—	—	384	—	—	—	—	384	(3)	381
Currency translation adjustments, net of tax of $(7)	—	—	—	(294)	—	—	—	(294)	(7)	(301)
Unrealized loss on pension liability, net of tax of $32	—	—	—	—	—	—	(109)	(109)	—	(109)
Unrealized gain on available for sale securities, net of tax of $(7)	—	—	—	—	10	—	—	10	—	10
Cash flow hedges, net of tax of $(2)	—	—	—	—	—	3	—	3	—	3
Divestiture of an interest in a consolidated subsidiary	—	—	—	—	—	—	—	—	(1)	(1)
Noncontrolling interest in a newly consolidated subsidiary	—	—	—	—	—	—	—	—	11	11
Dividends to stockholders	—	(359)	—	—	—	—	—	(359)	(1)	(360)
Shares of common stock issued in business combinations	—	3	—	—	—	—	—	3	—	3
Exercise of stock options	—	108	—	—	—	—	—	108	—	108
Repurchase of common stock	—	(466)	—	—	—	—	—	(466)	—	(466)
Stock-based compensation expense	—	47	—	—	—	—	—	47	—	47
Balance, December 31, 2014	$32	$5,929	$(128)	$(418)	$19	$(2)	$(376)	$5,056	$77	$5,133

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen N.V.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

On May 17, 2006, Nielsen N.V. (the “Company” or “Nielsen”), formerly known as Nielsen Holdings N.V., Valcon Acquisition Holding B.V. and Nielsen Holdings B.V., was formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, and with subsequent investor Centerview Partners, the “Sponsors”) as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). On May 24, 2006, The Nielsen Company B.V. (“TNC B.V.”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of the Company (herein referred to as the “Valcon Acquisition”). On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share. Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” During 2012, 2013 and 2014, Luxco and certain Nielsen employees (the “selling shareholders”) completed public offerings totaling 216,703,942 shares of our stock at a weighted average price of $37.84 per share. All proceeds went to the selling stockholders and the offering did not have a significant impact on our operating results or financial position.  As of December 31, 2014, Luxco owned approximately 15% of the Company’s common stock.

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

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements “Discontinued Operations.” The Company has evaluated events occurring subsequent to December 31, 2014 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Nielsen has operations in both the Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes. Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and, accordingly, the local currency transactions have been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

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

During 2014, as a result of further changes associated with the Venezuelan currency exchange rate mechanisms, the Company changed the exchange rate used to remeasure its Venezuelan subsidiaries’ financial statements in U.S. dollars. Based on facts and circumstances present at March 31, 2014, Nielsen began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of Exchange Agreement No. 25 between the Central Bank of Venezuela and the Venezuelan government, the Company believed that any future remittances for royalty and dividend payments would be transacted at the SICAD I exchange rate. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represented a more realistic exchange rate at which to remeasure the U.S. dollar value of the bolivar-denominated monetary assets and liabilities of the Company’s Venezuelan subsidiaries in the consolidated financial statements. However, since its implementation, the Company has not been successful in gaining access to U.S. dollars through SICAD I.  Due to the lack of access to the SICAD I auction system, as of December 31, 2014 the Company decided it was more likely that it would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as it was created to provide an open mechanism that permits any company to request U.S. dollars for any purpose.  Accordingly, the Company concluded that the SICAD II exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities as of December 31, 2014. At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar and the SICAD I exchange rate of 12.0 bolivars to the U.S. dollar.  As a result of these changes, Nielsen recorded a pre-tax charge of $52 million for the year ended December 31, 2014 in foreign currency exchange transaction losses, net in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in the Company’s Venezuelan operations.

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

Deferred Costs

Incremental direct costs incurred related to establishing or significantly expanding a panel in a designated market and costs incurred to build the infrastructure to service new clients, are deferred at the point when Nielsen determines them to be recoverable. Prior to this point, these cost are expensed as incurred. These deferred costs are typically amortized over the original contract period beginning when the panel or electronic metered sample is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with marketing/media research services. Advertising and marketing costs totaled $19 million, $19 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock primarily consist of employee stock options and restricted stock.

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

The two-class method is an earnings allocation method for computing earnings/(loss) per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings. The two-class method did not have a significant impact on the calculation or presentation of earnings per share for any of the periods presented.

The effect of 2,437,100, 2,433,400 and 7,698,964 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, as such shares would have been anti-dilutive. Additionally, the Company’s mandatory convertible subordinated bonds due 2013 were converted into 10,416,700 shares of common stock on February 1, 2013, and were excluded from the calculation of diluted earnings per share for the year ended December 31, 2012, as such shares would have been anti-dilutive.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying consolidated statements of comprehensive income/(loss) and consists of net income or loss and other gains and losses, net of tax affecting equity that are excluded from net income or loss.

Other Significant Accounting Policies

The following table includes other significant accounting policies that are described in other notes to the financial statements, including the related note and page number:

Significant Accounting Policy	Note	Page #
Investments	8	76
Financial Instruments	8	76
Derivative Financial Instruments	8	76
Goodwill and Other Intangible Assets	5	71
Property, Plant and Equipment	7	75
Impairment of Long-Lived Assets	5&7	71 and 75
Pensions and Other Post Retirement Benefits	10	80
Stock-Based Compensation	13	94
Income Taxes	14	97

2. Summary of Recent Accounting Pronouncements

Foreign Currency Matters

In March 2013, the FASB issued an Accounting Standards Update (“ASU”), “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The amendment requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for Nielsen’s interim and annual reporting periods in 2014. The adoption of this ASU did not have a significant impact on Nielsen’s consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued an ASU, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial reports.  In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2014 and must be applied prospectively.  Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue.  The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently assessing the impact of the adoption of this ASU will have on its consolidated financial statements, including which transition method will be applied.

Going Concern

In August 2014, the FASB issued an ASU, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Other Acquisitions

For the year ended December 31, 2014, Nielsen paid cash consideration of $314 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

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

4. Discontinued Operations

In February 2014, Nielsen completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’s common stock for $2.04 per share. In June 2014, the Company completed the sale of Harris Interactive European operations (“Harris Europe”) to ITWP Acquisitions Limited (“ITWP”), the parent company of Toluna, a leading digital market research and technology company in exchange for a minority stake in ITWP. The consolidated statements of operations reflect the operating results of Harris Europe as a discontinued operation.

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

Summarized results of operations for discontinued operations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Revenue	$15	$103	$205
Operating income	—	35	72
Interest expense	—	(8)	(23)
Income from operations before income taxes	—	27	49
Provision for income taxes	—	(12)	(18)
Income from operations	—	15	31
Net income/(loss) attributable to noncontrolling interests	—	—	1
Gain on sale, net of tax	—	290	—
Income from discontinued operations	$—	$305	$30

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the years ended December 31, 2014, 2013 and 2012, interest expense of zero, $8 million and $23 million, respectively was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s consolidated statements of cash flows:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Net cash provided by operating activities	$—	$36	$67
Net cash provided by investing activities	—	—	(11)
Net cash provided by financing activities	—	—	—
	$—	$36	$56

5. Goodwill and Other Intangible Assets

Goodwill

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

Nielsen is required to assess whether the value of the Company’s amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Nielsen does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires Nielsen to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. There was no impairment noted in any period presented with respect to the Company’s amortizable intangible assets.

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairments losses, if any.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2014 and 2013, respectively.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2012(a)	$3,061	$3,726	$565	$7,352
Acquisitions, divestitures and other adjustments	17	945	(565)	397
Effect of foreign currency translation	(73)	8	-	(65)
Balance, December 31, 2013	$3,005	$4,679	$-	$7,684
Acquisitions, divestitures and other adjustments	202	4	-	206
Effect of foreign currency translation	(193)	(26)	-	(219)
Balance, December 31, 2014	$3,014	$4,657	$-	$7,671
Cummulative Impairments	$-	$376	$2	$378

(a)

During the fourth quarter of 2013, to conform to a change in management reporting, Nielsen reclassified two products from the Buy segment to the Watch segment. Goodwill by segment has been retrospectively restated to reflect this change.

At December 31, 2014, $73 million of goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually.

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred. Costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset and are amortized over the estimated useful life. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from the future cash flows, the software cost is written down to estimate fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change.

The table below summarizes the carrying value of such intangible assets and their estimated useful lives:

			Gross Amounts		Accumulated Amortization
	Estimated	Weighted	December 31,	December 31,	December 31,	December 31,
(IN MILLIONS)	Useful Lives	Average	2014	2013	2014	2013
Indefinite-lived intangibles:
Trade names and trademarks			$1,921	$1,921	$-	$-
Amortized intangibles:
Trade names and trademarks	5-20 years	14 years	166	156	(68)	(53)
Customer-related intangibles	6-25 years	22 years	2,938	2,882	(1,054)	(897)
Covenants-not-to-compete	1-7 years	3 years	36	36	(30)	(19)
Computer software	3-10 years	5 years	1,935	1,668	(1,157)	(941)
Patents and other	3-10 years	5 years	105	95	(77)	(67)
Total			$5,180	$4,837	$(2,386)	$(1,977)

The amortization expense for the years ended December 31, 2014, 2013 and 2012 was $404 million, $324 million and $294 million, respectively. These amounts include amortization expense associated with computer software of $217 million, $171 million and $151 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company’s 2014, 2013 and 2012 annual assessments did not result in an impairment for any of its underlying reporting units or indefinite-lived intangible assets.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2015	$397
2016	340
2017	293
2018	238
2019	191
Thereafter	1,335
Total	$2,794

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the years ended December 31, 2014 and 2013, respectively.

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	$(124)	$9	$(5)	$(267)	$(387)
Other comprehensive (loss)/income before reclassifications	(301)	10	(6)	(123)	(420)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	9	14	23
Net current period other comprehensive (loss)/income	(301)	10	3	(109)	(397)
Net current period other comprehensive loss attributable to noncontrolling interest	(7)	—	—	—	(7)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(294)	10	3	(109)	(390)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	$(23)	$—	$(13)	$(297)	$(333)
Other comprehensive (loss)/income before reclassifications	(99)	9	(3)	15	(78)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	11	15	26
Net current period other comprehensive (loss)/income	(99)	9	8	30	(52)
Net current period other comprehensive income attributable to noncontrolling interest	2	—	—	—	2
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(101)	9	8	30	(54)
Balance December 31, 2013	$(124)	$9	$(5)	$(267)	$(387)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the years ended December 31, 2014 and 2013, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Year Ended December 31,		Consolidated
Income components	2014	2013	Statement of Operations
Cash flow hedges
Interest rate contracts	$15	$16	Interest expense
	(6)	(5)	Benefit for income taxes
	$9	$11	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$19	$17	(a)
	(5)	(2)	Benefit for income taxes
	$14	$15	Total, net of tax
Total reclassification for the period	$23	$26	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Property, Plant and Equipment

Property, plant and equipment are carried at historical cost less accumulated depreciation and impairment losses. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives.

Nielsen is required to assess whether the value of our long-lived assets, including the Company’s buildings, improvements, technical and other equipment have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Nielsen does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires Nielsen to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. There was no impairment noted in any period presented with respect to the Company’s finite long-lived assets.

The following tables summaries the carrying value of our property, plant and equipment including the associated useful lives:

	Estimated	December 31,	December 31,
(IN MILLIONS)	Useful Life	2014	2013
Land and buildings	25-50 years	$352	$350
Information and communication equipment	3-10 years	908	809
Furniture, equipment and other	3-10 years	119	117
		1,379	1,276
Less accumulated depreciation and amortization		(846)	(716)
		$533	$560

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $162 million, $169 million and $183 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $10 million, $7 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net book value of assets under capital leases and other financing obligations was $147 million and $145 million as of December 31, 2014 and 2013, respectively. Capital leases and other financing obligations are comprised primarily of buildings and computer equipment.

Gross and net book value of assets under capital leases were as follows:

(IN MILLIONS)	December 31, 2014
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$172	$(60)	$112
Information and communication equipment	56	(21)	35
	$228	$(81)	$147
	December 31, 2013
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$184	$(59)	$125
Information and communication equipment	32	(12)	20
	$216	$(71)	$145

8. Fair Value Measurements

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

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) net, until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. For the year ended December 31, 2012, the Company recorded a $6 million impairment in other expense, net in the consolidated statement of operations, for a decline in value of an investment in an equity security that was determined to be other-than-temporary. No such impairment was recorded for the years ended December 31, 2014 and 2013.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31,
(IN MILLIONS)	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$45	$45	—	—
Plan assets for deferred compensation (2)	28	28	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	1	—	1	—
Total	$76	$75	$1	—
Liabilities:
Interest rate swap arrangements (4)	$6	—	$6	—
Deferred compensation liabilities (5)	28	28	—	—
Total	$34	$28	$6	—

	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$28	$28	—	—
Plan assets for deferred compensation (2)	25	25	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$55	$55	—	—
Liabilities:
Interest rate swap arrangements (4)	$10	—	$10	—
Deferred compensation liabilities (5)	25	25	—	—
Total	$35	$25	$10	—
(1)

Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for these available-for-sale securities during the years ended December 31, 2014 or 2013.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2014, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

In November 2014, the Company entered into a $250 million in notional amount of two-year forward interest swap agreement with a starting date in May 2016. This agreement fixes the LIBOR-related portion of the interest rate of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.78%. This derivative instrument has been designated as interest rate cash flow hedge.

In November 2014, the Company entered into a $250 million in notional amount of two-year forward interest swap agreement with a starting date in September 2015. This agreement fixes the LIBOR-related portion of the interest rate of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.26%. This derivative instrument has been designated as interest rate cash flow hedge.

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

Nielsen expects to recognize approximately $8 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

As of December 31, 2014 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2015	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$125,000,000	November 2015	US Dollar
Euro term loan floating-to-fixed rate swaps	€125,000,000	November 2015	Euro
US Dollar term loan floating-to-fixed rate swaps	$1,575,000,000	May 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2017	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2018	US Dollar

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

See Note 11 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014			December 31, 2013
		Accounts Payable		Accounts Payable
Derivatives Designated as Hedging Instruments	Other Non-	and Other Current	Other Non- Current	and Other Current	Other Non- Current
(IN MILLIONS)	Current Assets	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$1	$4	$2	$2	$8

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2014, 2013 and 2012 was as follows (amounts in millions):

	Amount of Loss				Amount of Loss
	Recognized in OCI			Location of Loss	Reclassified from OCI
	on Derivatives			Reclassified from OCI	into Income
Derivatives in Cash Flow	(Effective Portion)			into Income	(Effective Portion)
Hedging Relationships	December 31,			(Effective Portion)	December 31,
(IN MILLIONS)	2014	2013	2012		2014	2013	2012
Interest rate swaps	$10	$4	$23	Interest expense	$15	$16	$25

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

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2014 or 2013.

9. Restructuring Activities

Restructuring charges primarily relate to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when the employee is notified of the offer.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2011	$67
Charges	85
Non cash charges and other adjustments	(6)
Payments	(82)
Balance at December 31, 2012	64
Charges	119
Non cash charges and other adjustments	(4)
Payments	(80)
Balance at December 31, 2013	99
Charges	89
Non cash charges and other adjustments	(3)
Payments	(113)
Balance at December 30, 2014	$72

Of the $72 million in remaining liabilities for restructuring actions, $60 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2014.

Productivity Initiatives

The Company recorded $89 million in restructuring charges primarily relating to employee severance associated with productivity initiatives during the year ended December 31, 2014.

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

10. Pensions and Other Post-Retirement Benefits

Nielsen provides a number of retirement benefits to our employees, including defined benefit pension plans and post-retirement medical plans. Pension costs, in respect of defined benefit pension plans, primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets. Differences between this expected return and the actual return on these plan assets and actuarial changes are not recognized in the statement of operations, unless the accumulated differences and changes exceed a certain threshold. Nielsen recognizes obligations for contributions to defined contribution pension plans as expenses in the statement of operations as they are incurred.

The determination of benefit obligations and expenses is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, the expected return on plan assets and the assumed rate of compensation increases. Nielsen provides retiree medical benefits to a limited number of participants in the U.S. and have ceased to provide retiree health care benefits to certain of our Dutch retirees. Therefore, retiree medical care cost trend rates are not a significant driver of our post retirement costs. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and longevity rates. Management reviews these assumptions periodically and updates them as necessary.

The discount rate is the rate at which the benefit obligations could be effectively settled. For our U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. For the Dutch and other non-U.S. plans, the discount rate is set by reference to market yields on high-quality corporate bonds. Nielsen believes the timing and amount of cash flows related to the bonds in these portfolios are expected to match the estimated payment benefit streams of our plans.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. The Company assumed that the weighted-averages of long-term returns on our pension plans were 6.0%, 6.0% and 6.2% for the years ended December 31, 2014, 2013 and 2012, respectively. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, Nielsen believes it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts.

Nielsen sponsors both funded and unfunded defined benefit pension plans (the “Pension Plans”) for some of its employees in the Netherlands, the United States and other international locations.

A summary of the activity for the Pension Plans follows:

	Year Ended
	December 31, 2014
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$761	$336	$643	$1,740
Service cost	4	1	14	19
Interest cost	25	16	26	67
Plan participants’ contributions	—	—	2	2
Actuarial losses	137	52	131	320
Benefits paid	(35)	(12)	(22)	(69)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Amendments	(4)	—	—	(4)
Curtailments	—	(1)	—	(1)
Settlements	—	(12)	(29)	(41)
Effect of foreign currency translation	(102)	—	(63)	(165)
Benefit obligation at end of period	784	380	698	1,862
Change in plan assets
Fair value of plan assets at beginning of period	736	298	554	1,588
Actual return on plan assets	90	26	86	202
Employer contributions	11	1	23	35
Plan participants’ contributions	—	—	2	2
Benefits paid	(35)	(12)	(22)	(69)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Settlements	—	(12)	(29)	(41)
Insurance	6	—	—	6
Effect of foreign currency translation	(95)	—	(48)	(143)
Fair value of plan assets at end of period	711	301	562	1,574
Funded status	$(73)	$(79)	$(136)	$(288)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	35	35
Current liabilities	—	(1)	(2)	(3)
Accrued benefit liability included in other non-current liabilities	(73)	(78)	(169)	(320)
Net amount recognized	$(73)	$(79)	$(136)	$(288)
Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss	$45	$46	$65	$156
Settlement loss	—	(1)	(6)	(7)
Amortization of net loss	(5)	(4)	(3)	(12)
Total recognized in other comprehensive income/(loss)	$40	$41	$56	$137
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$223	$96	$144	$463

	Year Ended
	December 31, 2013
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$727	$295	$664	$1,686
Service cost	4	—	15	19
Interest cost	25	13	24	62
Plan participants’ contributions	—	—	2	2
Actuarial losses/(gains)	12	(8)	(27)	(23)
Benefits paid	(35)	(11)	(21)	(67)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Amendments	—	—	(1)	(1)
Curtailments	—	—	(13)	(13)
Settlements	—	—	(1)	(1)
Acquisition	—	47	—	47
Effect of foreign currency translation	30	—	5	35
Benefit obligation at end of period	761	336	643	1,740
Change in plan assets
Fair value of plan assets at beginning of period	707	248	486	1,441
Actual return on plan assets	28	25	46	99
Employer contributions	8	—	43	51
Plan participants’ contributions	—	—	2	2
Benefits paid	(35)	(11)	(21)	(67)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(1)	(1)
Acquisition	—	36	—	36
Effect of foreign currency translation	30	—	3	33
Fair value of plan assets at end of period	736	298	554	1,588
Funded status	$(25)	$(38)	$(89)	$(152)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	40	40
Current liabilities	—	(1)	(1)	(2)
Accrued benefit liability included in other non-current liabilities	(25)	(37)	(128)	(190)
Net amount recognized	$(25)	$(38)	$(89)	$(152)
Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss/(gain)	$24	$(14)	$(56)	$(46)
Amortization of net loss	(6)	(5)	(6)	(17)
Total recognized in other comprehensive income/(loss)	$18	$(19)	$(62)	$(63)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$183	$55	$88	$326
The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(IN MILLIONS)	2014	2013	2012
Accumulated benefit obligation.	$1,803	$1,683	$1,618

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2014
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$784	$380	$590	$1,754
Accumulated benefit obligation	783	380	537	1,700
Fair value of plan assets	711	301	419	1,431

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2014
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$784	$380	$590	$1,754
Accumulated benefit obligation	783	380	537	1,700
Fair value of plan assets	711	301	419	1,431

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2013
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$761	$336	$524	$1,621
Accumulated benefit obligation	756	334	477	1,567
Fair value of plan assets	736	298	395	1,429

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2013
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$761	$336	$524	$1,621
Accumulated benefit obligation	756	334	477	1,567
Fair value of plan assets	736	298	395	1,429

Net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012, respectively, includes the following components:

	Net Periodic Pension Costs
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Year ended December 31, 2014
Service cost	$4	$1	$14	$19
Interest cost	25	16	26	67
Expected return on plan assets	(35)	(21)	(35)	(91)
Settlement loss recognized	—	1	6	7
Amortization of net loss	5	4	3	12
Net periodic pension cost	$(1)	$1	$14	$14
Year ended December 31, 2013
Service cost	$4	$—	$15	$19
Interest cost	25	13	24	62
Expected return on plan assets	(34)	(18)	(31)	(83)
Amortization of net loss	6	5	6	17
Net periodic pension cost	$1	$—	$14	$15
Year ended December 31, 2012
Service cost	$3	$—	$14	$17
Interest cost	28	13	25	66
Expected return on plan assets	(34)	(18)	(29)	(81)
Amortization of net loss	3	4	4	11
Net periodic pension cost	$—	$(1)	$14	$13

The settlement losses of $7 million in 2014 resulted from annuity purchases for existing retirees in Canada of $5 million, and restructuring actions in Mexico and the US of $1 million, respectively.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2015 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$(9)	$(7)	$(8)	$(24)

Actuarial gains and losses are amortized over the average remaining service lives for plans with active participants, and over the average remaining lives for legacy plans with no active participants.

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Pension benefit obligation:
—discount rate	2.8%	4.1%	3.8%
—rate of compensation increase	2.0%	2.1%	2.1%
Net periodic pension costs:
—discount rate	4.1%	3.8%	4.7%
—rate of compensation increase	2.1%	2.1%	2.0%
—expected long-term return on plan assets	6.0%	6.0%	6.2%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The	United
	Netherlands	States	Other	Total
At December 31, 2014
Equity securities	24%	58%	44%	37%
Fixed income securities	61	33	49	51
Other	15	9	7	12
Total	100%	100%	100%	100%
At December 31, 2013
Equity securities	24%	62%	50%	40%
Fixed income securities	61	37	43	50
Other	15	1	7	10
Total	100%	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2014 was 40% equity securities and 57% long-term interest-earning investments (debt or fixed income securities), and 3% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Other types of investments are primarily insurance contracts.

Assets at fair value (See Note 8 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2014 and 2013 are as follows:

(IN MILLIONS)	December 31, 2014				December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$37	$1	$—	$38	$15	$4	$—	$19
Equity securities – U.S.	80	13	—	93	80	72	—	152
Equity securities – Global.	4	292	—	296	7	191	—	198
Equity securities – non-U.S.	29	171	—	200	31	256	—	287
Real estate	—	—	39	39	—	—	39	39
Corporate bonds	111	413	—	524	104	441	—	545
Debt issued by national, state or local government	55	225	—	280	46	201	—	247
Other	—	16	88	104	—	20	81	101
Total Assets at Fair Value	$316	$1,131	$127	$1,574	$283	$1,185	$120	$1,588

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2014 and 2013:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2012	$32	$77	$109
Actual return on plan assets:
Investments	6	—	6
Unrealized gains	—	1	1
Effect of foreign currency translation	1	3	4
Balance, end of year December 31, 2013	$39	$81	$120
Actual return on plan assets:
Investments	4	—	4
Unrealized gains	—	17	17
Effect of foreign currency translation	(4)	(10)	(14)
Balance, end of year December 31, 2014	$39	$88	$127

Real estate investment valuations require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. These assets are initially valued at cost and are reviewed periodically utilizing available and relevant market data to determine if the carrying value of these assets should be adjusted. The valuation methodology is applied consistently from period to period.

Other types of investments categorized as Level 3 are primarily insurance contracts and are valued based on contractual terms.

Contributions to the Pension Plans in 2015 are expected to be approximately $6 million for the Dutch plan, $1 million for the U.S. plan and $21 million for other plans.

Estimated future benefit payments are as follows:

	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
For the years ending December 31,
2015	$32	$18	$21	$71
2016	33	14	21	68
2017	33	14	23	70
2018	33	15	23	71
2019	33	15	24	72
2020-2024	167	88	143	398

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $45 million, $39 million and $37 million for the years ended December 31, 2014, 2013 and 2012, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations); this contribution was increased to 4% upon the freeze of the U.S. defined benefit pension plan in 2006, and was decreased to 3% effective June 8, 2009.  No contributions are made in shares of the Company’s common stock.

11. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2014.

	December 31, 2014			December 31, 2013
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.90%) due 2016		—	—		2,507	2,512
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2017		—	—		1,115	1,113
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.16% ) due 2019		1,542	1,533		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.41% ) due 2017		497	493		—	—
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.16% ) due 2021		1,094	1,088		—	—
€286 million Senior secured term loan (Euro LIBOR based variable rate of 3.01%) due 2021		345	343		—	—
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.15%) due 2022		—	—		394	395
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		280	274		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.65%	3,758	3,731	2.89%	4,016	4,020
$1,080 million 7.75% senior debenture loan due 2018		—	—		1,083	1,172
$800 million 4.50% senior debenture loan due 2020		800	801		800	779
$1,550 million 5.00% senior debenture loan due 2022		1,553	1,554		—	—
$625 million 5.50% senior debenture loan due 2021		625	633		625	636
Total debenture loans (with weighted-average interest rate)	5.23%	2,978	2,988	6.51%	2,508	2,587
Other loans		8	8		5	5
Total long-term debt	3.79%	6,744	6,727	4.28%	6,529	6,612
Capital lease and other financing obligations		118			111
Total debt and other financing arrangements		6,862			6,640
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		397			148
Non-current portion of long-term debt and capital lease and other financing obligations		$6,465			$6,492

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The carrying value of Nielsen’s long-term debt are denominated in the following currencies:

	December 31,	December 31,
(IN MILLIONS)	2014	2013
U.S. Dollars	$6,399	$6,135
Euro	345	394
	$6,744	$6,529

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2015	$379
2016	$128
2017	$640
2018	$212
2019	$1,042
Thereafter	$4,343
$6,744

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

In April 2014, the Company entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes (see “Debenture Loans” below), were used to repay and replace the Company’s existing Class D Term Loans maturing in February 2017 and the Class E Term Loans maturing in May 2016. Further in May 2014, the Company completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, the Company recorded a pre-tax charge of $45 million during 2014 to other expense, net in the consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

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

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen. Such restricted net assets amounted to approximately $5.0 billion at December 31, 2014. In addition, these entities are required to maintain a maximum total leverage ratio. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contain certain customary affirmative covenants and events of default.

The Fourth Amended and Restated Senior Secured Credit Agreement contains substantially the same affirmative covenants as the Third Amended and Restated Senior Secured Credit Agreement.  However, certain negative covenants, including the limitation on the ability of Nielsen and certain of its subsidiaries to make investments and restricted payments and incur debt and liens have been amended, and the financial covenant requiring compliance with certain total leverage ratios has been revised and the covenant in respect of interest coverage ratios has been eliminated

Obligations under the Senior Secured Credit Agreement are guaranteed by TNC B.V., substantially all of the wholly owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the senior secured credit facilities.

Revolving Credit Facility

The Senior Secured Credit Agreement also contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. In March 2011, the Company amended the Senior Secured Credit Agreement to provide for the termination of the existing revolving credit commitments totaling $688 million, which had a final maturity date of

August 2012, and their replacement with new revolving credit commitments totaling $635 million with a final maturity date of April 2016. In May 2014, the existing $635 million revolving credit facility with a final maturity in April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.

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

As of December 31, 2014 and 2013, the Company had $280 million and zero borrowings outstanding respectively, and had outstanding letters of credit of $6 million and $12 million, respectively. As of December 31, 2014, the Company had $289 million available for borrowing under the revolving credit facility.

Debenture Loans

The indentures governing the Senior Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase its capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen is required to make an offer to redeem all of the Senior Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by Nielsen, substantially all of the wholly owned U.S. subsidiaries of Nielsen, and certain of the non-U.S. wholly-owned subsidiaries of Nielsen.

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

In July 2014, Nielsen completed the issuance of an additional $800 million aggregate principal amount of 5.0% Senior Notes due 2022.  The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, the Company redeemed the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, the Company recorded a pre-tax charge of $51 million during 2014 to other expense, net in the consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

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

Other Transactions

Effective July 1, 2010, the Company designated its Euro denominated variable rate senior secured term loans  as non-derivative hedges of its net investment in a European subsidiary. Gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs were $50 million for the year ended December 31, 2014 and 2013, respectively.

Related Party Lenders

A portion of the borrowings under the senior secured credit facility, as well as certain of the Company’s senior debenture loans, have been purchased by certain of the Sponsors in market transactions not involving the Company. Amounts held by the Sponsors were $222 million and $379 million as of December 31, 2014 and 2013, respectively. Interest expense associated with amounts held by the Sponsors approximated $6 million, $12 million and $20 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Capital Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under capital leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under capital lease are recorded within property, plant and equipment. See Note 7 – “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2014 are as follows:

(IN MILLIONS)
2015	$24
2016	24
2017	22
2018	15
2019	13
Thereafter	62
Total	160
Less: amount representing interest	42
Present value of minimum lease payments	$118
Current portion	$18
Total non-current portion	100
Present value of minimum lease payments	$118

Capital leases and other financing transactions have effective interest rates primarily ranging from 8% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2014, 2013 and 2012 was $8 million, $9 million and $9 million, respectively. Nielsen recognizes rental income from non-cancelable subleases. The total aggregate future rental income proceeds to be received under the non-cancelable subleases are $3 million.

12. Stockholders’ Equity

Common stock activity is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Actual number of shares of common stock outstanding
Beginning of period	378,635,464	362,519,883	359,647,605
Shares of common stock converted from Mandatory Convertible Subordinated Bonds due February 2013	-	10,416,700	-
Shares of common stock issued through business combinations	75,083	101,899	246,627
Shares of common stock issued through compensation plans	4,940,195	5,886,821	2,625,651
Repurchases of common stock	(10,893,144)	(289,839)	-
End of period	372,757,598	378,635,464	362,519,883

Cumulative shares of treasury stock were 9,865,324 and 409,067 as of December 31, 2014 and 2013, respectively, with a corresponding value of $415 million and $13 million, respectively.

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the year ended December 31, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25

The dividend policy and payment of future cash dividends are subject to the discretion of the Board.

No dividends were declared or paid on the Company’s common stock in 2012.

On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at Nielsen’s 2014 Annual General Meeting of Shareholders. As of December 31, 2014, there have been 11,182,983 shares of our common stock purchased at an average price of $42.67 per share (total consideration of $477 million) under this program. The activity for the year ended December 31, 2014 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2013	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
April 1-30	269,972	$44.47	269,972	$460,467,412
May 1-31	211,848	$47.20	211,848	$450,467,820
June 1-30	207,243	$47.44	207,243	$440,635,906
July 1-31	188,612	$48.54	188,612	$431,480,660
August 1-31	181,509	$47.15	181,509	$422,921,757
September 1-30	197,759	$45.66	197,759	$413,891,828
October 1-31	223,047	$42.72	223,047	$1,404,363,449
November 1-30	5,387,545	$41.09	5,387,545	$1,182,970,041
December 1-31	3,674,279	$43.58	3,674,279	$1,022,830,101
Total	11,182,983	$42.67	11,182,983

Subsequent Event

On February 19, 2015, the Board declared a cash dividend of $0.25 per share on the Company’s common stock.  The dividend is payable on March 19, 2015 to stockholders of record at the close of business on March 5, 2015.

13. Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $47 million, $47 million and $34 million of expense associated with stock-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively.

In connection with the Valcon Acquisition, Nielsen implemented an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the Company’s executives may be granted stock options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of the Company or purchase its shares.  In connection with the completion of Nielsen’s initial public offering of common stock on January 31, 2011 the Company implemented the Nielsen N.V. 2010 Stock Incentive Plan (the “Stock Incentive Plan”) and suspended further grants under the EPP.  The Stock Incentive Plan is the source of new equity-based awards permitting the Company to grant to its key employees, directors and other service providers the following types of awards:  incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other awards valued in whole or in part by reference to shares of Nielsen’s common stock and performance-based awards denominated in shares or cash.

Under the Stock Incentive Plan, Nielsen granted 2,448,100 and 2,459,900 time-based stock options to purchase shares during the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, the total number of shares authorized for award of options or other equity-based awards was 44,095,000 under the Stock Incentive Plan.  The 2014, 2013 and 2012 time-based awards become exercisable over a four-year vesting period at a rate of 25% per year on the anniversary day of the award, and are tied to the executives’ continuing employment. The majority of the 2010 time-based awards become exercisable ratably on the first three anniversaries of the grant date of the award, contingent on continuing employment on each vesting date. In addition, time-based awards granted in 2010 become exercisable over a four-year vesting period tied to the executives’ continuing employment and were fully vested as of December 31, 2013. The 2009, 2008 and 2007 time-based awards became exercisable over a four-year, four-year and five-year vesting period, respectively, and were fully vested as of December 31, 2012. The 2010, 2009 and 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

The fair values of the granted time-based awards granted during 2014, 2013 and 2012 were estimated using the Black-Scholes option pricing model. For 2014 and 2013 awards, expected volatility was based on the Company’s historical volatility.  For 2012, because of the Company’s limited trading history, expected volatility utilized was based on a combination of the estimates of implied volatility of the Company’s peer-group, the Company’s historical volatility adjusted for leverage and implied volatility based on trading Nielsen call options.

The following assumptions were used during 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected life (years)	3.00-5.25	3.50-6.00	3.50-6.00
Risk-free interest rate	0.87-1.66%	0.40-1.99%	0.38-.083%
Expected dividend yield	1.77- 2.39%	0 - 2.19%	0%
Expected volatility	23.50-25.32%	25.40-27.60%	28.00-30.30%
Weighted average volatility	23.99%	25.89%	28.56%

The Company recorded stock-based compensation expense of $47 million, $47 million and $34 million for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefit related to the stock compensation expense was $15 million, $17 million and $13 million, for the respective periods.

In connection with the resignation of a senior executive effective July 31, 2014, the Company entered into an agreement that modified certain components of the executive’s share based awards. The impact of this modification was not material to reported stock-based compensation expense for the year ended December 31, 2014.

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2011	18,582,027	$20.65	5.77	$175
Granted	4,133,381	28.00
Forfeited	(655,034)	(24.30)
Exercised	(2,372,536)	(14.64)
Outstanding at December 31, 2012	19,687,838	22.80	5.16	$156
Granted	2,459,900	36.65
Forfeited	(383,163)	(23.35)
Exercised	(4,667,814)	(19.11)
Outstanding at December 31, 2013	17,096,761	$25.78	4.61	$344
Granted	2,448,100	42.01
Forfeited	(798,279)	(29.57)
Exercised	(4,219,122)	(24.08)
Outstanding at December 31, 2014	14,527,460	$28.80	4.29	$231
Exercisable at December 31, 2014	7,199,834	$23.80	3.38	$151

As of December 31, 2014, 2013 and 2012, the weighted-average grant date fair value of the options granted was $7.13, $6.63 and $7.25, respectively, and the aggregate fair value of options vested was $21 million, $27 million and $21 million, respectively.

At December 31, 2014, there is approximately $24 million of unearned stock-based compensation related to stock options which the Company expects to record as stock-based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 was $94 million, $79 million and $34 million, respectively.  For the year ended December 31, 2014, cash proceeds from the exercise of options was $101 million.

As of December 31, 2014, affiliates of Centerview Partners, a stockholder of Luxco collectively hold 59,375 performance-based options. Cumulative expense related to these outstanding options amounted to approximately zero through December 31, 2014 as it is not probable these options will vest.

Activity of Nielsen’s restricted stock units (RSUs) that are ultimately payable in shares of common stock granted under the Stock Incentive Plan is summarized below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSU activity
Nonvested at December 31, 2011	265,684	$28.95
Granted	687,300	27.99
Forfeited	(26,695)	29.02
Vested	(80,981)	26.44
Nonvested at December 31, 2012	845,308	$28.40
Granted	955,531	34.86
Forfeited	(230,500)	32.56
Vested	(262,446)	24.96
Nonvested at December 31, 2013	1,307,893	$30.53
Granted	526,857	42.74
Forfeited	(113,903)	30.55
Vested	(412,845)	28.53
Nonvested at December 31, 2014	1,308,002	$35.90

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

As of December 31, 2014, approximately $27 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.2 years.

During the years ended December 31, 2014 and 2013, the Company granted 333,700 and 510,280 performance restricted stock units, respectively, representing the target number of performance restricted stock subject to the award. The weighted average grant date fair value of the awards in 2014 and 2013 were $50.50 and $ 34.02 per share.  For the performance restricted stock units granted in 2014, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2016. For the performance restricted stock units granted in 2013, the total number of performance restricted stock to be earned is subject to the achievement of cumulative performance goals for the three year period ending December 31, 2015. Forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model. As of December 31, 2014, there is approximately $17 million of unearned stock-based compensation related to unvested performance restricted stock (net of estimated forfeitures). The compensation expense is amortized over the term of the award, which is 3 years after the grant date.

During the year ended December 31, 2014, the Company granted 117,520 bonus restricted share units in lieu of a portion of the cash bonus due to certain executives.  The awards vest at 50% on the first and second anniversary day of the award.  The weighted average grant fair value date of the awards was $45.13 per share.  As of December 31, 2014, there is approximately $2 million of unearned stock-based compensation expense related to unvested bonus restricted share units (net of estimated forfeitures).  The compensation expense is amortized over the requisite service periods of two and three years.

14. Income Taxes

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The components of income from continuing operations before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Dutch	$17	$19	$20
Non-Dutch	604	501	339
Income from continuing operations before income taxes and equity in net income of affiliates	$621	$520	$359

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income from continuing operations before income taxes and equity in net income of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Current:
Dutch	$4	$4	$(20)
Non-Dutch	127	194	95
	131	198	75
Deferred:
Dutch	1	3	25
Non-Dutch	104	(110)	22
	105	(107)	47
Total	$236	$91	$122

The Company’s provision for income taxes for the years ended December 31, 2014, 2013 and 2012 was different from the amount computed by applying the statutory Dutch federal income tax rates to the underlying income from continuing operations before income taxes and equity in net income of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Income from continuing operations before income taxes and equity in net income of affiliates	$621	$520	$359
Dutch statutory tax rate	25.0%	25.0%	25.0%
Provision for income taxes at the Dutch statutory rate	$155	$130	$90
Tax impact on distributions from foreign subsidiaries	4	(38)	35
Effect of operations in non-Dutch jurisdictions	19	16	(8)
Tax impact of global licensing arrangements	84	14	19
U.S. state and local taxation	21	9	4
Withholding and other taxation	38	35	36
Effect of global financing activities	(84)	(60)	(51)
Changes in estimates for uncertain tax positions	(1)	47	48
Changes in valuation allowances	(21)	(69)	(15)
Effect of change in deferred tax rates	2	3	(40)
Other, net	19	4	4
Total provision for income taxes	$236	$91	$122
Effective tax rate	38.0%	17.5%	34.0%

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2014	December 31, 2013
Deferred tax assets (on balance):
Net operating loss carryforwards	$175	$195
Interest expense limitation	783	830
Deferred compensation	—	2
Deferred revenues / costs	—	7
Employee benefits	93	56
Tax credit carryforwards	198	179
Share-based payments	43	75
Accrued expenses	21	40
Financial instruments	10	29
Other assets	84	6
	1,407	1,419
Valuation allowances	(147)	(150)
Deferred tax assets, net of valuation allowances	1,260	1,269
Deferred tax liabilities (on balance):
Intangible assets	(1,692)	(1,715)
Fixed asset depreciation	(25)	(27)
Computer software	(185)	(174)
Deferred revenues/costs	(13)	—
Other liabilities	(62)	—
	(1,977)	(1,916)
Net deferred tax liability	$(717)	$(647)
Recognized as:
Deferred income taxes, current	$226	$102
Deferred income taxes, non-current	(943)	(749)
Total	$(717)	$(647)

At December 31, 2014 and 2013 the Company had net operating loss carryforwards of approximately $785 million and $942 million, respectively, which begin to expire in 2015. In addition, the Company had tax credit carryforwards of approximately $198 million and $179 million at December 31, 2014 and 2013, respectively, which will begin to expire in 2015.

We have approximately $132 million of unrecognized windfall tax benefits from previous stock option exercises that have not been recognized as of December 31, 2014. This amount will not be recognized until the deduction would reduce our income taxes payable. At such time, the amount will be recorded as an increase to paid-in-capital. We apply the “with-and without” approach when utilizing certain tax attributes whereby windfall tax benefits are used last to offset taxable income.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $120 million and $140 million at December 31, 2014 and 2013, respectively, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has valuation allowances of $27 million and $10 million at December 31, 2014 and 2013, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008 the Company has determined that as of December 31, 2014 no income taxes are required to be provided for on the approximately $3.2 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date.

At December 31, 2014 and 2013, the Company had gross uncertain tax positions of $452 million and $475 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2014 and 2013 of $41 million and $52 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that a reduction in a range of $23 million to $45 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes and expirations of statute of limitations in various jurisdictions.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2014	December 31, 2013	December 31, 2012
Balance as of the beginning of period	$475	$409	$370
Additions for current year tax positions	14	41	37
Additions for tax positions of prior years	12	42	21
Reductions for lapses of statute of limitations	(12)	(8)	(15)
Reductions for tax positions of prior years	(37)	(9)	(4)
Balance as of the end of the period	$452	$475	$409

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2003 through 2014.

15. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2014 and 2013, Nielsen had investments in affiliates of $18 million, respectively. One of Nielsen’s investments as of December 31, 2012, was its 50.5% non-controlling ownership interest in Scarborough, a joint venture between Nielsen and Arbitron. As a part of the Arbitron Acquisition in September 2013, Nielsen acquired the remaining 49.5% interest in Scarborough that was historically accounted for under the equity method of accounting. Nielsen accounted for this transaction as a step-acquisition and calculated the fair value of its investment immediately before the acquisition to be $75 million. As a result, Nielsen recorded a $24 million gain on its investment in Scarborough to other expense, net in the consolidated statement of operations. Commencing October 1, 2013, the financial results of Scarborough were included within the consolidated financial statements of Nielsen.

Prior to the Acquisition, Nielsen and Scarborough entered into various related party transactions in the ordinary course of business, including Nielsen providing certain general and administrative services to Scarborough. Nielsen paid royalties to Scarborough for the right to include Scarborough data in Nielsen services sold directly to Nielsen customers. Additionally, Nielsen sold various Scarborough services directly to its clients, for which it received a commission from Scarborough. As a result of these transactions, Nielsen received net payments from Scarborough of $3 million through September 30, 2013, and $15 million for the year ended December 31, 2012. Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $9 million and $6 million for the year ending December 31, 2014 and 2013, respectively.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to Nielsen, the Company pays Equity Healthcare a fee of $2.70 per participating employee per month (“PEPM Fee”). As of December 31, 2014, Nielsen had approximately 8,170 employees enrolled in its self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

TIBCO

On July 26, 2012, Vivek Y. Ranadivé was elected as a member of the unitary Board of Directors of Nielsen N.V. and The Nielsen Company B.V. Mr. Ranadivé has been the Chief Executive Officer and Chairman of the Board of Directors of TIBCO Software Inc. (“TIBCO”) since its inception in 1997 until December 2014 when he sold his interest in the company. The Company has an ongoing contractual relationship with TIBCO. The Board of Directors of the Company affirmatively determined that Mr. Ranadivé is independent for purposes of the New York Stock Exchange listing rules and the Company’s Corporate Governance Guidelines. For the years ended December 31, 2014 and 2013, Nielsen purchased $10 million and $10 million, respectively, of software licenses and related IT support services and training from TIBCO and sold data to TIBCO of zero and $2 million, respectively.  As of December 31, 2014 and 2013, Nielsen had no outstanding payables, and outstanding receivables of zero and $2, respectively.

16. Commitments and Contingencies

Leases and Other Contractual Arrangements

In February 2013, the Company amended its Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, the Company has increased its commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”) until the Minimum Commitment is met. TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will continue to globally provide the Company with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. As Nielsen orders specific services under the Agreement, the parties will execute Statements of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide the Company with the right to terminate the Agreement or SOWs, as applicable. As of December 31, 2014, the remaining TCS commitment was approximately $609 million.

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

	For the Years Ending December 31,
(IN MILLIONS)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$87	$71	$60	$51	$37	$60	$366
Other contractual obligations(a)	666	245	64	35	7	-	1,017
Total	$753	$316	$124	$86	$44	$60	$1,383

(a) Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Nielsen generally requires purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Nielsen’s remaining commitments as of December 31, 2014 under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy its obligations. As of December 31, 2014, the remaining TCS commitment was approximately $609 million.

Total expenses incurred under operating leases were $81 million, $81 million and $88 million for the years ended December 31, 2014, 2013 and 2012, respectively. Nielsen recognized rental income received under subleases of $11 million, $11 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $33 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 11 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2014, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $6 million and $12 million at December 31, 2014 and 2013, respectively.

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

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Revenues
Buy	$3,523	$3,406	$3,341
Watch	2,765	2,297	2,066
Total	$6,288	$5,703	$5,407

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Business segment income/(loss)(1)
Buy	$658	$660	$676
Watch	1,214	989	856
Corporate and eliminations	(35)	(32)	(28)
Total	$1,837	$1,617	$1,504

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Depreciation and amortization
Buy	$224	$199	$197
Watch	343	302	285
Corporate and eliminations	6	9	11
Total	$573	$510	$493

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Restructuring charges
Buy	$64	$47	$58
Watch	14	55	20
Corporate and eliminations	11	17	7
Total	$89	$119	$85

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Stock-based compensation expense
Buy	$14	$14	$10
Watch	10	11	7
Corporate and eliminations	23	22	17
Total	$47	$47	$34

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Other items(2)
Buy	$(2)	$1	$8
Watch	11	51	(9)
Corporate and eliminations	30	28	13
Total	$39	$80	$12

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Operating income/(loss)
Buy	$358	$399	$403
Watch	836	570	553
Corporate and eliminations	(105)	(108)	(76)
Total	$1,089	$861	$880

(IN MILLIONS)	December 31, 2014	December 31, 2013
Total assets
Buy	$6,869	$6,768
Watch	8,156	8,326
Corporate and eliminations(3)	351	436
Total	$15,376	$15,530

(1)

The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments

(2)

For the year ended December 31, 2014, other items primarily consist of non-recurring costs. For the year months ended December 31, 2013, other items primarily consist of one-time items associated with the acquisition of Arbitron, including non-cash purchase accounting adjustments and transaction related costs.

(3)	Includes deferred financing costs of $50 million for the years ended December 31, 2014 and 2013, respectively.

	Year ended December 31,
(IN MILLIONS)	2014	2013	2012
Capital expenditures
Buy	$206	$171	$169
Watch	198	197	181
Expositions	—	—	5
Corporate and eliminations	8	6	3
Total	$412	$374	$358

Geographic Segment Information

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2014
United States	$3,415	$700	$10,255
North and South America, excluding the United States	670	161	1,150
The Netherlands	40	(16)	1
Other Europe, Middle East & Africa	1,392	151	1,128
Asia Pacific	771	93	385
Total	$6,288	$1,089	$12,919

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2013
United States	$2,857	$414	$10,203
North and South America, excluding the United States	660	167	1,268
The Netherlands	39	(3)	(6)
Other Europe, Middle East & Africa	1,388	194	1,137
Asia Pacific	759	89	423
Total	$5,703	$861	$13,025

		Operating
		Income/
(IN MILLIONS)	Revenues(1)	(Loss)
2012
United States	$2,637	$447
North and South America, excluding the United States	640	170
The Netherlands	39	2
Other Europe, Middle East & Africa	1,353	178
Asia Pacific	738	83
Total	$5,407	$880

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

18. Additional Financial Information

Prepaid expenses and other current assets

	December 31,	December 31,
(IN MILLIONS)	2014	2013
Deferred tax assets	$241	$116
Prepaid expenses and other current assets(1)	264	258
Total prepaid expenses and other current assets	$505	$374

Accounts payable and other current liabilities

	December 31,	December 31,
(IN MILLIONS)	2014	2013
Trade payables	$223	$143
Personnel costs	283	309
Current portion of restructuring liabilities	60	87
Data and professional services	196	201
Interest payable	41	44
Other current liabilities(1)	232	242
Total accounts payable and other current liabilities	$1,035	$1,026

(1)	Other includes multiple items, none of which is individually significant.

19. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of December 31, 2014 and 2013 and consolidating statements of operations and cash flows for the years ended December 31, 2014, 2013 and 2012. The Senior Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors and The Nielsen Company (Luxembourg) S ar l., a wholly owned subsidiary of Nielsen Holding and Finance B.V. The historical financial information has been updated to reflect The Nielsen Company (Luxembourg) S ar l. as an issuer.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

Consolidating Statement of Comprehensive Income

For the year ended December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,414	$2,874	$—	$6,288
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,270	1,350	—	2,620
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	955	958	—	1,917
Depreciation and amortization	—	—	448	125	—	573
Restructuring charges	—	—	43	46	—	89
Operating (loss)/income	(4)	—	698	395	—	1,089
Interest income	—	856	46	8	(907)	3
Interest expense	—	(283)	(874)	(50)	907	(300)
Foreign currency exchange transaction losses, net	—	—	(2)	(69)	—	(71)
Other income/(expense), net	—	553	200	(204)	(649)	(100)
(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(4)	1,126	68	80	(649)	621
Benefit/(provision) for income taxes	7	(94)	(92)	(57)	—	(236)
Equity in net income/(loss) of subsidiaries	381	(721)	408	—	(68)	—
Equity in net loss of affiliates	—	—	(3)	(1)	—	(4)
Net income	384	311	381	22	(717)	381
Less: net loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to controlling interests	384	311	381	25	(717)	384
Total other comprehensive (loss)/income	(390)	799	(390)	(490)	74	(397)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Total other comprehensive (loss)/income attributable to controlling interests	(390)	799	(390)	(483)	74	(390)
Total comprehensive (loss)/income	(6)	1,110	(9)	(468)	(643)	(16)
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Total comprehensive (loss)/income attributable to controlling interests	$(6)	$1,110	$(9)	$(458)	$(643)	$(6)

Consolidating Statement of Comprehensive Income

For the year ended December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,859	$2,844	$—	$5,703
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,087	1,311	—	2,398
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	889	922	—	1,815
Depreciation and amortization	—	—	386	124	—	510
Restructuring charges	—	—	67	52	—	119
Operating (loss)/income	(4)	—	430	435	—	861
Interest income	1	743	58	15	(815)	2
Interest expense	(2)	(300)	(772)	(50)	815	(309)
Foreign currency exchange transaction gains/(losses), net	—	—	1	(26)	0	(25)
Other (expense)/income, net	—	(21)	118	(106)	0	(9)
(Loss)/income from continuing operations before income taxes and equity in net (loss)/income of affiliates	(5)	422	(165)	268	—	520
(Provision)/benefit for income taxes	(1)	(95)	82	(77)	—	(91)
Equity in net income of subsidiaries	746	421	522	—	(1,689)	—
Equity in net (loss)/income of affiliates	—	—	(1)	3	—	2
Income from continuing operations	740	748	438	194	(1,689)	431
Income/(loss) from discontinued operations, net of tax	—	—	308	(3)	—	305
Net income	740	748	746	191	(1,689)	736
Less: net loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to controlling interests	740	748	746	195	(1,689)	740
Total other comprehensive (loss)/income	(54)	(39)	(54)	32	63	(52)
Total other comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive (loss)/income attributable to controlling interests	(54)	(39)	(54)	30	63	(54)
Total comprehensive income	686	709	692	223	(1,626)	684
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income attributable to controlling interests	$686	$709	$692	$225	$(1,626)	$686

Consolidating Statement of Comprehensive Income

For the year ended December 31, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,640	$2,767	$—	$5,407
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	970	1,255	—	2,225
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	817	905	—	1,724
Depreciation and amortization	—	—	377	116	—	493
Restructuring charges	—	—	28	57	—	85
Operating (loss)/income	(2)	—	448	434	—	880
Interest income	—	695	59	28	(778)	4
Interest expense	(23)	(367)	(717)	(61)	778	(390)
Foreign currency exchange transaction losses, net	(1)	—	(2)	(14)	—	(17)
Other (expense)/income, net	—	(121)	148	(145)	—	(118)
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of affiliates	(26)	207	(64)	242	—	359
Benefit/(provision) for income taxes	2	(32)	(11)	(81)	—	(122)
Equity in net income of subsidiaries	297	142	332	—	(771)	—
Equity in net income of affiliates	—	—	3	2	—	5
Income from continuing operations	273	317	260	163	(771)	242
Income/(loss) from discontinued operations, net of tax	—	—	37	(7)	—	30
Net income	273	317	297	156	(771)	272
Less: net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to controlling interests	273	317	297	157	(771)	273
Total other comprehensive (loss)/income	(34)	(28)	(34)	37	28	(31)
Total other comprehensive income attributable to noncontrolling interests	—	—	—	3	—	3
Total other comprehensive (loss)/income attributable to controlling interest	(34)	(28)	(34)	34	28	(34)
Total comprehensive income	239	289	263	193	(743)	241
Total comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income attributable to controlling interests	$239	$289	$263	$191	$(743)	$239

Consolidating Balance Sheet

December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$49	$1	$(51)	$274	$—	$273
Trade and other receivables, net	1	—	526	714	—	1,241
Prepaid expenses and other current assets	—	8	339	158	—	505
Intercompany receivables	1	228	141	190	(560)	—
Total current assets	51	237	955	1,336	(560)	2,019
Non-current assets	—
Property, plant and equipment, net	—	—	335	198	—	533
Goodwill	—	—	5,588	2,083	—	7,671
Other intangible assets, net	—	—	4,318	397	—	4,715
Deferred tax assets	1	—	25	57	—	83
Other non-current assets	—	44	171	140	—	355
Equity investment in subsidiaries	5,017	1,124	6,548	—	(12,689)	—
Intercompany receivables	—	10,493	560	191	(11,244)	—
Total assets	$5,069	$11,898	$18,500	$4,402	$(24,493)	$15,376
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$10	$44	$418	$563	$—	$1,035
Deferred revenues	—	—	159	145	—	304
Income tax liabilities	1	—	18	43	—	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	98	298	1	—	397
Intercompany payables	—	—	428	132	(560)	—
Total current liabilities	11	142	1,321	884	(560)	1,798
Non-current liabilities
Long-term debt and capital lease obligations	—	6,358	87	20	—	6,465
Deferred tax liabilities	—	74	895	56	—	1,025
Intercompany loans	—	61	10,613	570	(11,244)	—
Other non-current liabilities	2	2	567	384	—	955
Total liabilities	13	6,637	13,483	1,914	(11,804)	10,243
Total stockholders’ equity	5,056	5,261	5,017	2,411	(12,689)	5,056
Noncontrolling interests	—	—	—	77	—	77
Total equity	5,056	5,261	5,017	2,488	(12,689)	5,133
Total liabilities and equity	$5,069	$11,898	$18,500	$4,402	$(24,493)	$15,376

Consolidating Balance Sheet

December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$12	$—	$205	$347	$—	$564
Trade and other receivables, net	2	—	447	747	—	1,196
Prepaid expenses and other current assets	—	11	225	138	—	374
Intercompany receivables	—	190	169	176	(535)	—
Total current assets	14	201	1,046	1,408	(535)	2,134
Non-current assets	—
Property, plant and equipment, net	—	—	327	233	—	560
Goodwill	—	—	5,493	2,191	—	7,684
Other intangible assets, net	—	—	4,360	421	—	4,781
Deferred tax assets	—	7	58	50	—	115
Other non-current assets	—	39	99	118	—	256
Equity investment in subsidiaries	5,728	2,020	7,631	—	(15,379)	—
Intercompany receivables	—	10,224	495	1,289	(12,008)	—
Total assets	$5,742	$12,491	$19,509	$5,710	$(27,922)	$15,530
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$6	$47	$367	$606	$—	$1,026
Deferred revenues	—	—	154	152	—	306
Income tax liabilities	—	—	13	42	—	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	136	11	1	—	148
Intercompany payables	—	5	377	153	(535)	—
Total current liabilities	6	188	922	954	(535)	1,535
Non-current liabilities
Long-term debt and capital lease obligations	—	6,388	86	18	—	6,492
Deferred tax liabilities	—	74	720	70	—	864
Intercompany loans	—	—	11,513	495	(12,008)	—
Other non-current liabilities	7	8	540	277	—	832
Total liabilities	13	6,658	13,781	1,814	(12,543)	9,723
Total stockholders’ equity	5,729	5,833	5,728	3,818	(15,379)	5,729
Noncontrolling interests	—	—	—	78	—	78
Total equity	5,729	5,833	5,728	3,896	(15,379)	5,807
Total liabilities and equity	$5,742	$12,491	$19,509	$5,710	$(27,922)	$15,530

Consolidating Statement of Cash Flows

For the year ended December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(4)	$523	$379	$195	$1,093
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(201)	(113)	(314)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	(6)	(6)
Additions to property, plant and equipment and other assets	—	—	(109)	(54)	(163)
Additions to intangible assets	—	—	(222)	(27)	(249)
Other investing activities	—	—	(1)	1	—
Net cash used in investing activities	—	—	(533)	(199)	(732)
Financing activities:
Net borrowings under revolving credit facility	—	—	280	—	280
Proceeds from issuances of debt, net of issuance costs	—	4,544	—	—	4,544
Repayments of debt	—	(4,597)	—	(1)	(4,598)
Cash dividends paid to stockholders	(356)	—	—	—	(356)
Repurchase of common stock	(466)				(466)
Proceeds from exercise of stock options	112	—	(6)	(3)	103
Other financing activities	751	(469)	(376)	2	(92)
Net cash provided by/(used in) financing activities	41	(522)	(102)	(2)	(585)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(67)	(67)
Net increase/(decrease) in cash and cash equivalents	37	1	(256)	(73)	(291)
Cash and cash equivalents at beginning of period	12	—	205	347	564
Cash and cash equivalents at end of period	$49	$1	$(51)	$274	$273

Consolidating Statement of Cash Flows

For the year ended December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$1	$539	$40	$321	$901
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(1,242)	(7)	(1,249)
Proceeds from sale of subsidiaries and affiliates, net	—	—	935	—	935
Additions to property, plant and equipment and other assets	—	—	(56)	(74)	(130)
Additions to intangible assets	—	—	(218)	(26)	(244)
Other investing activities				1	1
Net cash used in investing activities	—	—	(581)	(106)	(687)
Financing activities:
Proceeds from issuances of debt, net of issuance costs	—	2,481	—	4	2,485
Repayments of debt	—	(2,171)	—	—	(2,171)
Decrease in other short-term borrowings	—	—	—	(5)	(5)
Cash dividends paid to shareholders	(265)	—	—	—	(265)
Repurchase of common stock	(11)	—	—	—	(11)
Proceeds from exercise of stock options	95	—	(3)	(7)	85
Other financing activities	191	(849)	727	(104)	(35)
Net cash (used in)/provided by financing activities	10	(539)	724	(112)	83
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	(19)	(21)
Net increase in cash and cash equivalents	11	—	181	84	276
Cash and cash equivalents at beginning of period	1	—	24	263	288
Cash and cash equivalents at end of period	$12	$—	$205	$347	$564

Consolidating Statement of Cash Flows

For the year ended December 31, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(18)	$253	$176	$373	$784
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(142)	(18)	(160)
Proceeds from sale of subsidiaries and affiliates, net	—	—	(4)	—	(4)
Additions to property, plant and equipment and other assets	—	—	(59)	(73)	(132)
Additions to intangible assets	—	—	(204)	(22)	(226)
Net cash used in investing activities	—	—	(409)	(113)	(522)
Financing activities:
Proceeds from issuances of debt, net of issuance costs	—	1,998	—	—	1,998
Repayments of debt	—	(2,120)	(110)	—	(2,230)
Increase in other short-term borrowings	—	—	—	3	3
Proceeds from exercise of stock options	34	—	(3)	(2)	29
Other financing activities	(15)	(131)	336	(288)	(98)
Net cash provided by/(used in) financing activities	19	(253)	223	(287)	(298)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	5	5
Net increase/(decrease) in cash and cash equivalents	1	—	(10)	(22)	(31)
Cash and cash equivalents at beginning of period	—	—	34	285	319
Cash and cash equivalents at end of period	$1	$—	$24	$263	$288

20. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2014
Revenues	$1,489	$1,594	$1,572	$1,633
Operating income	$193	$277	$311	$308
Income from continuing operations before income taxes and equity in net income of affiliates	$87	$149	$187	$198
Net income attributable to Nielsen stockholders	$58	$74	$91	$161
Net income per share of common stock, basic
Income from continuing operations	$0.15	$0.19	$0.24	$0.43
Net income attributable to Nielsen stockholders	$0.15	$0.19	$0.24	$0.43
Net income per share of common stock, diluted
Income from continuing operations	$0.15	$0.19	$0.24	$0.42
Net income attributable to Nielsen stockholders	$0.15	$0.19	$0.24	$0.42

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2013
Revenues	$1,319	$1,386	$1,387	$1,611
Operating income	$142	$238	$243	$238
Income from continuing operations before income taxes and equity in net income of affiliates	$41	$161	$171	$147
Income from discontinued operations, net of tax	$12	$307	—	$(14)
Net income attributable to Nielsen stockholders	$35	$426	$134	$145
Net income per share of common stock, basic
Income from continuing operations	$0.06	$0.32	$0.35	$0.42
Discontinued operations, net of tax	0.03	0.82	—	(0.04)
Net income attributable to Nielsen stockholders	$0.09	$1.14	$0.35	$0.38
Net income per share of common stock, diluted
Income from continuing operations	$0.06	$0.31	$0.35	$0.41
Discontinued operations, net of tax	0.03	0.80	—	(0.03)
Net income attributable to Nielsen stockholders	$0.09	$1.12	$0.35	$0.38

Schedule I—Condensed Financial Information of Registrant

Nielsen N.V.

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Selling, general and administrative expenses	$4	$4	$2
Operating loss	(4)	(4)	(2)
Interest income	—	1	—
Interest expense	—	(2)	(23)
Foreign currency exchange transaction losses, net	—	—	(1)
Loss from continuing operations before income taxes and equity in net income of subsidiaries	(4)	(5)	(26)
Benefit/(provision) for income taxes	7	(1)	2
Equity in net income of subsidiaries	381	746	297
Net income	$384	$740	$273

Nielsen N.V.

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2014	2013
Assets:
Current assets
Cash and cash equivalents	$49	$12
Amounts receivable from subsidiary	1	2
Loan receivable from subsidiary	1	—
Total current assets	51	14
Investment in subsidiaries	5,017	5,728
Other non-current assets	1	—
Total assets	$5,069	$5,742
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	10	6
Income tax liability	1	—
Total current liabilities	11	6
Long-term debt	—	—
Other non-current liabilities	2	7
Total liabilities	13	13
Total equity	5,056	5,729
Total liabilities and equity	$5,069	$5,742

Nielsen N.V.

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2014	2013	2012
Net cash provided by/(used in) operating activities	$(4)	$1	$(18)
Financing Activities:
Cash dividends paid to stockholders	(356)	(265)	—
Repurchase of common stock	(466)	(11)	—
Activity under stock plans	112	95	34
Other financing activities	751	191	(15)
Net cash provided by financing activities	41	10	19
Net increase in cash and cash equivalents	37	11	1
Cash and cash equivalents, beginning of period	12	1	—
Cash and cash equivalents, end of period	$49	$12	$1

The notes to the consolidated financial statements of Nielsen N.V. (the “Company”) are an integral part of these nonconsolidated financial statements.

Notes to Schedule I

1. Basis of Presentation

The Company has accounted for the earnings of its subsidiaries under the equity method in these financial statements.

2. Commitments and Contingencies

The debenture loans are jointly and severally guaranteed on an unconditional basis by the Company and subject to certain exceptions, each of the direct and indirect wholly-owned subsidiaries of the Company, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors and The Nielsen Company (Luxembourg) S ar l., a wholly owned subsidiary of Nielsen Holding and Finance B.V. The historical financial information has been updated to reflect The Nielsen Company (Luxembourg) S ar l. as an issuer.

The Company had no material commitments or contingencies during the reported periods.

3. Related Party Transactions

The Company executed a $6 million short-term loan with one of its subsidiaries with an original maturity in June 2012 and began accreting interest in December 2011 at a rate of 3.01%. In 2012, the loan was extended at a rate of 2.99% and matured in December 2013.

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. During the year ended December 31, 2014, the Company received a net cash payment of $4 million associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries, net of reimbursements of fees paid on behalf of the Company by its subsidiaries. On December 31, 2013, the Company had a $3 million receivable from subsidiary associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries.

4. Common Stock and Mandatory Convertible Bond Offerings and Related Transactions

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends paid for the year ended December 31, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25

The dividend policy and payment of future cash dividends are subject to the discretion of the Board.

No dividends were declared or paid on the Company’s common stock in 2012.

On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at Nielsen’s 2014 Annual General Meeting of Shareholders. As of December 31, 2014, there have been 11,182,983 shares of our common stock purchased at an average price of $42.67 per share (total consideration of $477 million) under this program. The activity for the year ended December 31, 2014 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2013	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
April 1-30	269,972	$44.47	269,972	$460,467,412
May 1-31	211,848	$47.20	211,848	$450,467,820
June 1-30	207,243	$47.44	207,243	$440,635,906
July 1-31	188,612	$48.54	188,612	$431,480,660
August 1-31	181,509	$47.15	181,509	$422,921,757
September 1-30	197,759	$45.66	197,759	$413,891,828
October 1-31	223,047	$42.72	223,047	$1,404,363,449
November 1-30	5,387,545	$41.09	5,387,545	$1,182,970,041
December 1-31	3,674,279	$43.58	3,674,279	$1,022,830,101
Total	11,182,983	$42.67	11,182,983

On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share. Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” During 2012, 2013 and 2014, Luxco and certain Nielsen employees (the “selling shareholders”) completed public offerings totaling 216,703,942 shares of our stock at a weighted average price of $37.84 per share. All proceeds went to the selling stockholders and the offering did not have a significant impact on our operating results or financial position.  As of December 31, 2014, Luxco owned  approximately 15% of the Company’s common stock.

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

Subsequent Event

On February 19, 2015, the Board declared a cash dividend of $0.25 per share on the Company’s common stock.  The dividend is payable on March 19, 2015 to stockholders of record at the close of business on March 5, 2015.

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2014, 2013 and 2012

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2012	$24	$10	$4	$0	$0	$38
For the year ended December 31, 2013	$38	$3	$—	$(2)	$0	$39
For the year ended December 31, 2014	$39	$4	$—	$(11)	$(3)	$29

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2012	$193	$(15)	$46	$8	$232
For the year ended December 31, 2013	$232	$(69)	$(5)	$(8)	$150
For the year ended December 31, 2014	$150	$(21)	$16	$2	$147

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Pursuant to an agreement effective February 17, 2015, Mr. Cuminale waived the tax gross up provision contained in his severance agreement dated February 2, 2007.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders to be filed with the SEC (the “2015 Proxy Statement”): “Proposal No. 5 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2015 Proxy Statement: “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2015 Proxy Statement: “Equity Compensation Plan Information” and “Ownership of Securities”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2015 Proxy Statement: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters”.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2015 Proxy Statement: “Proposal No. 6 – Ratification of Independent Registered Public Accounting Firm”.

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

Nielsen N.V.
(Registrant)
Date: February 20, 2015	/S/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMERE JACKSON Jamere Jackson	Chief Financial Officer (Principal Financial Officer)	February 20, 2015
/s/ JEFFREY R. CHARLTON Jeffrey R. Charlton	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 20, 2015

/s/ DWIGHT M. BARNS Dwight M. Barns	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2015

/s/ DAVID CALHOUN David Calhoun	Chairman of the Board	February 20, 2015

/s/ JAMES ATTWOOD James Attwood	Director	February 20, 2015

/s/ JAMES KILTS James Kilts	Director	February 20, 2015

/s/ KAREN HOGUET Karen Hoguet	Director	February 20, 2015

/s/ HARISH MANWANI Harish Manwani	Director	February 20, 2015

/s/ KATHRYN V. MARINELLO Kathryn V. Marinello	Director	February 20, 2015

/s/ ALEXANDER NAVAB Alexander Navab	Director	February 20, 2015

/s/ ROBERT POZEN Robert Pozen	Director	February 20, 2015

/s/ VIVEK RANADIVÉ Vivek Ranadivé	Director	February 20, 2015

/s/ JAVIER TERUEL Javier Teruel	Director	February 20, 2015

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

Stock Purchase Agreement between VNU International B.V. and Expo Event Transco Inc., dated May 4, 2013 (incorporated herein by reference to Exhibit 2.2 to the Amendment No. 1 to the Form S-4 filed by The Nielsen Company B.V. on July 17, 2013 (File No. 333-189456))

3.1

Deed of Incorporation of Nielsen Holdings N.V. (formerly Valcon Acquisition Holding B.V.) (incorporated herein by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

3.2

Amended and Restated Articles of Association of Nielsen Holdings N.V. (unofficial English translation) (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

3.2(a)

Nielsen N.V. Amended Articles of Association (unofficial English translation) (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 29, 2014 (File No. 001-35042))

4.1(a)

Second Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, and further amended and restated as of February 2, 2012 among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042))

4.1(b)

Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(c)

Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(d)

Senior Secured Loan Agreement, dated June 8, 2009, by and among Nielsen Finance LLC, the Guarantors party thereto from time to time, Goldman Sachs Lending Partners LLC and the other Lenders party thereto from time to time (incorporated herein by reference to Exhibit 4.1(g) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(e)

First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546-29))

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
4.1(k)

Amendment Agreement, dated April 22, 2014, among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen Holdings N.V. filed on April 24, 2014 (File No. 001-35042))

4.1(l)	Form of Fourth Amended and Restated Credit Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen Holdings N.V. filed on April 24, 2014 (File No. 001-35042))
4.2(a)

Indenture, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 (a) to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012 (File No. 001-35042))

4.2(b)

First Supplemental Indenture, dated as of December 12, 2012, among Vizu Corporation, Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(c)

Second Supplemental Indenture, dated as of June 17, 2013, among G4 Analytics, Inc., Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(c) to Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(d)

Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(e)

Fourth Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(f)

Fifth Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report  on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(g)

Sixth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

Exhibit No.	Description
4.2(h)*	Seventh Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and the Law Debenture Trust Company of New York, as trustee
4.2(i)

Eighth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and the Law Debenture Trust company of New York, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.2(j)*	Ninth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee
4.3(a)

Indenture, dated as of September 27, 2013, among The Nielsen Company (Luxembourg) S.ar.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings N.V. filed on September 27, 2013 (File No. 001-35042))

4.3(b)

First Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report  on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(c)

Second Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report  on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(d)

Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report  on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(e)

Fourth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Deutsche Bank Trust Company, as trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.3(f)*	Fifth Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Deutsche Bank Trust Company Americas, as trustee
4.3(g)

Sixth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.3(h)*	Seventh Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee
4.4

Indenture, dated as of April 11, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on April 11, 2014 (File No. 001-35042))

4.4(a)

First Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.4(b)

Supplemental Indenture, dated as of July 8, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (identified therein) and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on July 8, 2014 (File No. 001-35042))

4.4(c)*	Third Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Law Debenture Trust Company of New York, as trustee
4.4(d)

Fourth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.4(e)*	Fifth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee

Exhibit No.	Description
10.1(a)

Form of Letter Agreement with affiliates of each of The Blackstone Group, The Carlyle Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, dated as of August 14, 2013 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 23, 2013 (File No. 001-35042))

10.1(b)*	Amendment to Letter Agreement with affiliates of Thomas H. Lee Partners, dated as of October 30, 2014.
10.2 **

Transition Agreement, dated as of November 5, 2013, by and among David L. Calhoun, Nielsen Holdings N.V., The Nielsen Company B.V. and TNC (US) Holdings, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

10.3(a)**

Management Stockholder’s Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and David L. Calhoun (incorporated herein by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

10.3(b)**

Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands, Valcon Acquisition Holding (Luxembourg) S.à r.l., a private limited company incorporated under the laws of Luxembourg and David L. Calhoun (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546-29))

10.4**

Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.5**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.6**

Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.7**	Offer letter to Jamere Jackson, dated February 20, 2014 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))
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

Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.10**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, (File No. 333-142546-29))

10.11**

2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holding N.V. and its Subsidiaries, as amended and restated, effective August 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2012 (File No. 333-172256))

10.12(a)**

Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.12(b)**	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

Exhibit No.	Description
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

Amendment Number Four to the Amended and Restated Master Services Agreement dated and made effective as of February 7, 2013, by and between Tata America International Corporation, Tata Consultancy Services Limited and The Nielsen Company (US), LLC. (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.15**

Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.16**	Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8 filed on September 30, 2013 (File No. 333-191458))
10.17**

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.18**

Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546-29))

10.19**

Amended and Restated Nielsen Holdings N.V. 2010 Stock Incentive Plan (incorporated herein by reference to Annex A to the Form DEF14A of Nielsen Holdings N.V. filed on April 15, 2013 (File No. 001-35042))

10.20**

Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

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

10.22**	Nielsen Holdings Executive Annual Incentive Plan ((incorporated herein by reference to the Form DEF14A filed on April 14, 2014 (File No. 001-35042))
10.23**

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.24**	Form of Nielsen Holdings N.V. Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))
10.25**	Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))
10.26**

Form of Offer Letter, dated October 24, 2006, by and between VNU and James W. Cuminale (incorporated herein by reference to Exhibit 10.18 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.27(a)**

Severance Agreement, dated February 2, 2007, by and between The Nielsen Company B.V. and The Nielsen Company (US), Inc. and James W. Cuminale. (incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Nielsen Holdings N.V. filed on February 22, 2013 (File No. 001-35042))

10.27(b)* **	Letter from James W. Cuminale regarding Severance Agreement dated February 2, 2007 between VNU Group B.V. and VNU, Inc. and James W. Cuminale
21.1*	Nielsen N.V. Active Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)
31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101*

The following financial information from Nielsen N.V.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

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