Form 10-Q
period 2015-03-31
Nielsen N.V.
filed 2015-04-22
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 369,888,767 shares of the registrant’s Common Stock outstanding as of March 31, 2015.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2015	2014
Revenues	$1,458	$1,489
Cost of revenues, exclusive of depreciation and amortization shown separately below	622	642
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	481	489
Depreciation and amortization	142	141
Restructuring charges	14	24
Operating income	199	193
Interest income	1	1
Interest expense	(73)	(77)
Foreign currency exchange transaction losses, net	(26)	(27)
Other expense, net	—	(3)
Income from continuing operations before income taxes and equity in net income of affiliates	101	87
Provision for income taxes	(38)	(33)
Equity in net income of affiliates	—	1
Net income	63	55
Net loss attributable to noncontrolling interests	—	(3)
Net income attributable to Nielsen stockholders	$63	$58
Net income per share of common stock, basic
Income from continuing operations	$0.17	$0.15
Net income attributable to Nielsen stockholders	$0.17	$0.15
Net income per share of common stock, diluted
Income from continuing operations	$0.17	$0.15
Net income attributable to Nielsen stockholders	$0.17	$0.15
Weighted-average shares of common stock outstanding, basic	371,169,651	379,012,826
Dilutive shares of common stock	4,192,306	5,726,773
Weighted-average shares of common stock outstanding, diluted	375,361,957	384,739,599
Dividends declared per common share	$0.25	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2015	2014
Net income	$63	$55
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	(172)	(8)
Available for sale securities (2)	3	2
Changes in the fair value of cash flow hedges (3)	(3)	—
Defined benefit pension plan adjustments (4)	6	3
Total other comprehensive loss	(166)	(3)
Total comprehensive (loss)/income	(103)	52
Less: comprehensive loss attributable to noncontrolling interests	(3)	(3)
Total comprehensive (loss)/income attributable to Nielsen stockholders	$(100)	$55
(1)	Net of tax of $(12) million and $1 million for the three months ended March 31, 2015 and 2014, respectively
(2)	Net of tax of $(2) million for the three months ended March 31, 2015 and 2014, respectively
(3)	Net of tax of$2 million and zero for the three months ended March 31, 2015 and 2014, respectively
(4)	Net of tax of $(1) million for the three months ended March 31, 2015 and 2014, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2015	2014
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$343	$273
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $31 and $29 as of March 31, 2015 and December 31, 2014, respectively	1,168	1,241
Prepaid expenses and other current assets	554	505
Total current assets	2,065	2,019
Non-current assets
Property, plant and equipment, net	512	533
Goodwill	7,640	7,671
Other intangible assets, net	4,737	4,715
Deferred tax assets	67	83
Other non-current assets	367	355
Total assets	$15,388	$15,376
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$858	$1,035
Deferred revenues	320	304
Income tax liabilities	72	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	188	397
Total current liabilities	1,438	1,798
Non-current liabilities
Long-term debt and capital lease obligations	7,159	6,465
Deferred tax liabilities	1,026	1,025
Other non-current liabilities	922	955
Total liabilities	10,545	10,243
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 382,652,203 and 382,622,922 shares issued and 369,888,767 and 372,757,598 shares outstanding at March 31, 2015 and December 31, 2014, respectively	32	32
Additional paid-in capital	6,285	6,344
Treasury stock, at cost	(544)	(415)
Accumulated deficit	(65)	(128)
Accumulated other comprehensive loss, net of income taxes	(940)	(777)
Total Nielsen stockholders’ equity	4,768	5,056
Noncontrolling interests	75	77
Total equity	4,843	5,133
Total liabilities and equity	$15,388	$15,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2015	2014
Operating Activities
Net income	$63	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14	12
Excess tax benefits from stock-based compensation	(26)	—
Currency exchange rate differences on financial transactions and other losses	26	30
Equity in net income of affiliates, net of dividends received	—	(1)
Depreciation and amortization	142	141
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	47	21
Prepaid expenses and other current assets	(56)	(48)
Accounts payable and other current liabilities and deferred revenues	(200)	(167)
Other non-current liabilities	(1)	3
Interest payable	57	43
Income taxes	9	1
Net cash provided by operating activities	75	90
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(191)	(184)
Additions to property, plant and equipment and other assets	(33)	(14)
Additions to intangible assets	(69)	(63)
Other investing activities	2	—
Net cash used in investing activities	(291)	(261)
Financing Activities
Net (payments)/borrowings under revolving credit facility	(205)	30
Proceeds from issuances of debt, net of issuance costs	746	—
Repayment of debt	(25)	(24)
Cash dividends paid to stockholders	(90)	(74)
Repurchase of common stock	(141)	(16)
Proceeds from exercise of stock options	6	11
Excess tax benefits from stock-based compensation	26	—
Other financing activities	(3)	(2)
Net cash provided by/(used in) financing activities	314	(75)
Effect of exchange-rate changes on cash and cash equivalents	(28)	(17)
Net increase/(decrease) in cash and cash equivalents	70	(263)
Cash and cash equivalents at beginning of period	273	564
Cash and cash equivalents at end of period	$343	$301
Supplemental Cash Flow Information
Cash paid for income taxes	$(29)	$(32)
Cash paid for interest, net of amounts capitalized	$(16)	$(34)

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

The Company was formed by several private equity groups through Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). As of December 31, 2014, Luxco owned  approximately 15% of the Company’s common stock. During the three months ended March 31, 2015, Luxco sold 17.8 million shares of the Company’s common stock. As of March 31, 2015, Luxco owned approximately 10% of the Company’s common stock.

On February 26, 2015, Nielsen announced that its Board of Directors unanimously approved a proposal that would result in a change in domicile of the Company from the Netherlands to the United Kingdom. Under the proposal, the Company’s principal executive offices would continue to be located in the United States. The proposed change in domicile is subject to approval from Nielsen's shareholders and the satisfaction of other customary conditions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2015 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Earnings per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of employee stock options and restricted stock.

The effect of 2,418,103 and 81,000 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, as such shares would have been anti-dilutive.

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

During the period between the first quarter of 2013 through the first quarter of 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by the Company for the conversion of Venezuelan Bolivares Fuertes into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the condensed consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

In February 2013, the official exchange rate was moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended.

Based on facts and circumstances present at March 31, 2014, Nielsen began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”) as the SICAD I exchange rate represented what was the most realistic official exchange rate at which to remeasure the U.S. dollar value of the bolivar-denominated monetary assets and liabilities of  Nielsen’s Venezuelan operations at that time. At March 31, 2014, the SICAD I exchange rate was 10.8 bolivars to the U.S. dollar. As a result of this change, Nielsen recorded a pre-tax charge of $20 million during the first quarter of 2014.

Due to the lack of access to the SICAD I auction system throughout the remainder of 2014, as of December 31, 2014 the Company decided it was more likely that it would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as SICAD II was created to provide a more open mechanism that was designed to permit any company to request U.S. dollars for any purpose.  At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar.  As a result of the changes in exchange rate assumptions in the fourth quarter 2014, Nielsen recorded  a pre-tax charge of  $32 million, for a total of $52 million for the year ended December 31, 2014.

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). Nielsen currently expects to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At March 31, 2015, the SIMADI exchange rate was 193.0 bolivars to the U.S. dollar.  As a result of this change, Nielsen recorded a pre-tax charge of $7 million during the first quarter of 2015.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.  Total net monetary assets in U.S. dollars at the March 31, 2015 SIMADI rate totaled $3 million.

2. Summary of Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Debt Issuance Costs

In March 2015, the FASB issued an ASU, “Simplifying the Presentation of Debt Issuance Costs”. The new standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

3. Business Acquisitions

For the three months ended March 31, 2015, Nielsen paid cash consideration of $191 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2014, we paid cash consideration of $184 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2015.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2014	$3,014	$4,657	$7,671
Acquisitions, divestitures and other adjustments	5	$129	$134
Effect of foreign currency translation	(147)	(18)	(165)
Balance, March 31, 2015	$2,872	$4,768	$7,640

At March 31, 2015, $68 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2015	2014	2015	2014
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	167	166	(72)	(68)
Customer-related intangibles	2,967	2,938	(1,097)	(1,054)
Covenants-not-to-compete	38	36	(32)	(30)
Computer software	2,027	1,935	(1,208)	(1,157)
Patents and other	105	105	(79)	(77)
Total	$5,304	$5,180	$(2,488)	$(2,386)

Amortization expense associated with the above intangible assets was $100 million and $97 million for the three months ended March 31, 2015 and 2014, respectively. These amounts included amortization expense associated with computer software of $54 million and $51 million for the three months ended March 31, 2015 and 2014, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2015 and 2014.

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(172)	3	(5)	1	(173)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	2	5	7
Net current period other comprehensive (loss)/income	(172)	3	(3)	6	(166)
Net current period other comprehensive loss attributable to noncontrolling interest	(3)	—	—	—	(3)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(169)	3	(3)	6	(163)
Balance March 31, 2015	$(587)	$22	$(5)	$(370)	$(940)

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	(124)	9	(5)	(267)	(387)
Other comprehensive (loss)/income before reclassifications	(8)	2	(2)	1	(7)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	2	2	4
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(8)	2	—	3	(3)
Balance March 31, 2014	(132)	11	(5)	(264)	(390)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2015 and 2014, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2015	March 31, 2014	Statement of Operations
Cash flow hedges
Interest rate contracts	$3	$4	Interest expense
	1	2	Benefit for income taxes
	$2	$2	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$6	$3	(a)
	1	1	Benefit for income taxes
	$5	$2	Total, net of tax
Total reclassification for the period	$7	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)
Balance at December 31, 2014	$72
Charges	14
Payments	(22)
Non cash charges and other adjustments	(5)
Balance at March 31, 2015	$59

Nielsen recorded $14 million and $24 million in restructuring charges for the three months ended March 31, 2015 and 2014, respectively, primarily relating to severance costs.

Of the $59 million in remaining liabilities for restructuring actions, $48 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2015.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31,
(IN MILLIONS)	2015	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$50	$50	—	—
Plan assets for deferred compensation (2)	30	30	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$82	$82	$—	—
Liabilities:
Interest rate swap arrangements (4)	$10	—	$10	—
Deferred compensation liabilities (5)	30	30	—	—
Total	$40	$30	$10	—

	December 31,
	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$45	$45	—	—
Plan assets for deferred compensation (2)	28	28	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	1	—	1	—
Total	$76	$75	1	—
Liabilities:
Interest rate swap arrangements (4)	$6	—	$6	—
Deferred compensation liabilities (5)	28	28	—	—
Total	$34	$28	$6	—

(1)

Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for these available-for-sale securities during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

Derivative Financial Instruments

Nielsen primarily uses interest rate swap derivative instruments to manage risk that changes in interest rates will affect the cash flows of its underlying debt obligations.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2015, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Nielsen manages translation risk exposure by creating “natural hedges” in its financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. Nielsen does not trade derivative financial instruments for speculative purposes. During the quarters ended March 31, 2015 and 2014, Nielsen recorded a net gain of $2 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of March 31, 2015 and December 31, 2014 there were no foreign currency derivative financial instruments outstanding.

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

As of March 31, 2015 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
Derivatives Designated as Hedging	Accounts Payable			Accounts Payable	Other
Instruments	and Other Current	Other Non-Current	Other Non-	and Other Current	Non-Current
(IN MILLIONS)	Liabilities	Liabilities	Current Assets	Liabilities	Liabilities
Interest rate swaps	$3	$7	$1	$4	$2

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2015 and 2014 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2015	2014		2015	2014
Interest rate swaps	$8	$4	Interest expense	$3	$4

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a nonrecurring basis, to adjust the carrying value using fair value measurements or provide valuation allowances for certain assets using the more-likely-than-not criteria. The Company’s equity method investments, cost method investments, and non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2015.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2015.

	March 31, 2015			December 31, 2014
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.18% ) due 2019		1,521	1,513		1,542	1,533
$500 million Senior secured term loan (LIBOR based variable rate of 2.43% ) due 2017		496	496		497	493
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.18% ) due 2021		1,092	1,091		1,094	1,088
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.99%) due 2021		305	305		345	343
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		75	75		280	274
Total senior secured credit facilities (with weighted- average interest rate)	2.69%	3,489	3,480	2.65%	3,758	3,731
$800 million 4.50% senior debenture loan due 2020		800	814		800	801
$1,550 million 5.00% senior debenture loan due 2022		—	—		1,553	1,554
$625 million 5.50% senior debenture loan due 2021		625	646		625	633
$2,300 million 5.00% senior debenture loan due 2022		2,308	2,326		—	—
Total debenture loans (with weighted-average interest rate)	5.22%	3,733	3,786	5.23%	2,978	2,988
Other loans		9	9		8	8
Total long-term debt	4.00%	7,231	7,275	3.79%	6,744	6,727
Capital lease and other financing obligations		116			118
Total debt and other financing arrangements		7,347			6,862
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		188			397
Non-current portion of long-term debt and capital lease and other financing obligations		$7,159			$6,465

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2015 to December 31, 2015	$149
2016	123
2017	642
2018	212
2019	1,041
2020	814
Thereafter	4,250
$7,231

In February 2015, Nielsen completed the issuance of $750 million aggregate principal amount of their 5.0% Senior Notes due 2022. The notes are traded interchangeably with the $750 million and the $800 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014 and July 2014, respectively.  The proceeds of from the issuances will be used to make repurchases of Nielsen’s outstanding common stock from time to time, in the open market or otherwise, pursuant to Nielsen’s existing share repurchase programs, to reduce outstanding amounts under its revolving credit facility, to pay related fees and expenses, and for general corporate purposes

9. Stockholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2015
Actual number of shares of common stock outstanding
Beginning of period	372,757,598
Shares of common stock issued through compensation plans	329,314
Repurchases of common stock	(3,198,145)
End of period	369,888,767

Cumulative shares of treasury stock were 12,763,436 and 9,865,324 with a corresponding value of $544 million and $415 million as of March 31, 2015 and December 31, 2014, respectively.

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2014 and the three months ended March 31, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

On April 20, 2015, the Company’s Board declared a cash dividend of $0.28 per share on our common stock. The dividend is payable on June 18, 2015 to stockholders of record at the close of business on June 4, 2015.

On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at Nielsen’s 2015 Annual General Meeting of Shareholders. As of March 31, 2015, there have been 14,381,128 shares of our common stock purchased at an average price of $42.96 per share (total consideration of $618 million) under this program. The activity during the three months ended March 31, 2015 consisted of open market share repurchases and is summarized in the following table.

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2014	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
Total	14,381,128	$42.96	14,381,128

10. Income Taxes

The effective tax rate was 38% for the three months ended March 31, 2015 and 2014, respectively. The tax rate for the three months ended March 31, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions and audit settlements, offset by the favorable impact of certain financing activities and the release of certain tax contingencies. The tax rate for the three months ended March 31, 2014 was higher than the statutory rate as a result of the tax impact of the Venezuela currency revaluation, the impact of tax rate differences in other jurisdictions where the Company files tax returns, and accrual for future audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

The estimated liability for unrecognized income tax benefits as of December 31, 2015 is $457 million and was $452 million as of December 31, 2014. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

11. Commitments and Contingencies

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2015
Revenues	$798	$660	—	$1,458
Depreciation and amortization	$53	$88	$1	$142
Restructuring charges	$7	$4	$3	$14
Stock-based compensation expense	$5	$2	$7	$14
Other items(1)	$—	$—	$11	$11
Operating income/(loss)	$45	$184	$(30)	$199
Business segment income/(loss)(2)	$110	$278	$(8)	$380
Total assets as of March 31, 2015	$6,522	$8,431	$435	$15,388

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2014
Revenues	$837	$652	$—	$1,489
Depreciation and amortization	$54	$86	$1	$141
Restructuring charges	$18	$3	$3	$24
Stock-based compensation expense	$6	$4	$2	$12
Other items(1)	$—	1	$5	$6
Operating income/(loss)	$40	$173	$(20)	$193
Business segment income/(loss)(2)	$118	$267	$(9)	$376
Total assets as of December 31, 2014	$6,869	$8,156	$351	$15,376

(1)	Other items primarily consist of non-recurring costs for the three months ended March 31, 2015 and 2014.
(2)

The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of March 31, 2015 and December 31, 2014 and consolidating statements of operations and cash flows for the periods ended March 31, 2015 and 2014. The issued debt securities are jointly and severally guaranteed on a full and unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect 100% owned subsidiaries of Nielsen, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are also 100% owned indirect subsidiaries of Nielsen: Nielsen Finance LLC and Nielsen Finance Co. for certain series of debt obligations, and The Nielsen Company (Luxembourg) S ar l., for the other series of debt obligations. Each issuer is a guarantor of the debt obligations not issued by it.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations. The senior secured credit facilities contain certain limitations on the ability of Nielsen to receive the cash flows of its subsidiaries.

While all subsidiary guarantees of the issued debt securities are full and unconditional, these guarantees contain customary release provisions including when (i) the subsidiary is sold or sells all of its assets, (ii) the subsidiary is declared “unrestricted” for covenant purposes, (iii) the subsidiary’s guarantee under the senior secured credit facilities is released and (iv) the requirements for discharge of the indenture have been satisfied.

Nielsen N.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$846	$612	$—	$1,458
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	312	310	—	622
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	258	222	—	481
Depreciation and amortization	—	—	113	29	—	142
Restructuring charges	—	—	11	3	—	14
Operating (loss)/income	(1)	—	152	48	—	199
Interest income	—	220	11	1	(231)	1
Interest expense	—	(68)	(224)	(12)	231	(73)
Foreign currency exchange transaction expense, net	—	—	(11)	(15)	—	(26)
Other expense/(income), net	—	—	(8)	8	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(1)	152	(80)	30	—	101
(Provision)/benefit for income taxes	—	(53)	35	(20)	—	(38)
Equity in net income/(loss) of subsidiaries	64	(15)	109	—	(158)	—
Net income	63	84	64	10	(158)	63
Total other comprehensive loss	(163)	(9)	(163)	(232)	401	(166)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total other comprehensive loss attributable to controlling interests	(163)	(9)	(163)	(229)	401	(163)
Total comprehensive (loss)/income	(100)	75	(99)	(222)	243	(103)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive (loss)/income attributable to controlling interest	$(100)	$75	$(99)	$(219)	$243	$(100)

Nielsen N.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2014

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$803	$686	$—	$1,489
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	307	335	—	642
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	248	241	—	489
Depreciation and amortization	—	—	110	31	—	141
Restructuring charges	—	—	12	12	—	24
Operating income	—	—	126	67	—	193
Interest income	—	208	12	2	(221)	1
Interest expense	—	(73)	(213)	(12)	221	(77)
Foreign currency exchange transaction income/(losses), net	—	—	1	(28)	—	(27)
Other (expense)/income, net	—	—	(10)	7	—	(3)
Income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	135	(84)	36	—	87
Benefit/(provision) for income taxes	4	(47)	21	(11)	—	(33)
Equity in net income/(loss) of subsidiaries	54	(36)	118	—	(136)	—
Equity in net (loss)/income of affiliates	—	—	(1)	2	—	1
Net income	58	52	54	27	(136)	55
Less net loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to controlling interest	58	52	54	30	(136)	58
Total other comprehensive (loss)/income	(3)	(12)	(3)	5	10	(3)
Total comprehensive income	55	40	51	32	(126)	52
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income attributable to controlling interests	$55	$40	$51	$35	$(126)	$55

Nielsen N.V

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$30	—	74	239	—	343
Trade and other receivables, net	1	—	539	628	—	1,168
Prepaid expenses and other current assets	—	9	391	154	—	554
Intercompany receivables	1	440	139	179	(759)	—
Total current assets	32	449	1,143	1,200	(759)	2,065
Non-current assets
Property, plant and equipment, net	—	—	337	175	—	512
Goodwill	—	—	5,719	1,921	—	7,640
Other intangible assets, net	—	—	4,375	362	—	4,737
Deferred tax assets	1	—	24	42	—	67
Other non-current assets	—	49	189	129	—	367
Equity investment in subsidiaries	4,767	1,322	6,184	—	(12,273)	—
Intercompany loans	—	10,835	496	183	(11,514)	—
Total assets	$4,800	$12,655	$18,467	$4,012	$(24,546)	$15,388
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$13	$98	$314	$433	$—	$858
Deferred revenues	—	—	185	135	—	320
Income tax liabilities	—	—	18	54	—	72
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	98	89	1	—	188
Intercompany payables	7	—	622	130	(759)	—
Total current liabilities	20	196	1,228	753	(759)	1,438
Non-current liabilities
Long-term debt and capital lease obligations	—	7,049	89	21	—	7,159
Deferred tax liabilities	—	78	867	81	—	1,026
Intercompany loans	10	61	10,948	495	(11,514)	—
Other non-current liabilities	2	7	568	345	—	922
Total liabilities	32	7,391	13,700	1,695	(12,273)	10.545
Total stockholders’ equity	4,768	5,264	4,767	2,242	(12,273)	4,768
Noncontrolling interests	—	—	—	75	—	75
Total equity	4,768	5,264	4,767	2,317	(12,273)	4,843
Total liabilities and equity	$4,800	$12,655	$18,467	$4,012	$(24,546)	$15,388

Nielsen N.V.

Condensed Consolidating Balance Sheet

December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$49	$1	$(51)	$274	$—	$273
Trade and other receivables, net	1	—	526	714	—	1,241
Prepaid expenses and other current assets	—	8	339	158	—	505
Intercompany receivables	1	228	141	190	(560)	—
Total current assets	51	237	955	1,336	(560)	2,019
Non-current assets	—
Property, plant and equipment, net	—	—	335	198	—	533
Goodwill	—	—	5,588	2,083	—	7,671
Other intangible assets, net	—	—	4,318	397	—	4,715
Deferred tax assets	1	—	25	57	—	83
Other non-current assets	—	44	171	140	—	355
Equity investment in subsidiaries	5,017	1,124	6,548	—	(12,689)	—
Intercompany receivables	—	10,493	560	191	(11,244)	—
Total assets	$5,069	$11,898	$18,500	$4,402	$(24,493)	$15,376
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$10	$44	$418	$563	$—	$1,035
Deferred revenues	—	—	159	145	—	304
Income tax liabilities	1	—	18	43	—	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	98	298	1	—	397
Intercompany payables	—	—	428	132	(560)	—
Total current liabilities	11	142	1,321	884	(560)	1,798
Non-current liabilities
Long-term debt and capital lease obligations	—	6,358	87	20	—	6,465
Deferred tax liabilities	—	74	895	56	—	1,025
Intercompany loans	—	61	10,613	570	(11,244)	—
Other non-current liabilities	2	2	567	384	—	955
Total liabilities	13	6,637	13,483	1,914	(11,804)	10,243
Total stockholders’ equity	5,056	5,261	5,017	2,411	(12,689)	5,056
Noncontrolling interests	—	—	—	77	—	77
Total equity	5,056	5,261	5,017	2,488	(12,689)	5,133
Total liabilities and equity	$5,069	$11,898	$18,500	$4,402	$(24,493)	$15,376

Nielsen N.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$1	$10	$85	$(21)	$75
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(190)	(1)	(191)
Additions to property, plant and equipment and other assets	—	—	(29)	(4)	(33)
Additions to intangible assets	—	—	(63)	(6)	(69)
Other investing activities	—	—	2	—	2
Net cash used in investing activities	—	—	(280)	(11)	(291)
Financing activities:
Net repayments under revolving credit facility	—	—	(205)	—	(205)
Repayments of debt	—	(25)	—	—	(25)
Proceeds from the issuance of debt, net of issuance costs	—	746	—	—	746
Cash dividends paid to stockholders	(90)	—	—	—	(90)
Repurchase of common stock	(141)	—	—	—	(141)
Activity under stock plans	7	—	(1)	—	6
Excess tax benefits from stock-based compensation	—	—	26	—	26
Other financing activities	204	(732)	504	21	(3)
Net cash (used in)/provided by financing activities	(20)	(11)	324	21	314
Effect of exchange-rate changes on cash and cash equivalents	—	—	(4)	(24)	(28)
Net (decrease)/increase in cash and cash equivalents	(19)	(1)	125	(35)	70
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$30	$—	$74	$239	$343

Nielsen N.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(2)	$178	$(70)	$(16)	$90
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(114)	(70)	(184)
Additions to property, plant and equipment and other assets	—	—	(10)	(4)	(14)
Additions to intangible assets	—	—	(59)	(4)	(63)
Other investing activities	6	—	(6)	—	—
Net cash provided by/(used in) investing activities	6	—	(189)	(78)	(261)
Financing activities:
Net borrowings under revolving credit facility	—	—	30	—	30
Repayments of debt	—	(23)	—	(1)	(24)
Cash dividends paid to stockholders	(74)	—	—	—	(74)
Repurchase of common stock	(16)				(16)
Activity under stock plans	12	—	—	(1)	11
Other financing activities	65	(155)	54	34	(2)
Net cash (used in)/provided by financing activities	(13)	(178)	84	32	(75)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(17)	(17)
Net decrease in cash and cash equivalents	(9)	—	(175)	(79)	(263)
Cash and cash equivalents at beginning of period	12	—	205	347	564
Cash and cash equivalents at end of period	$3	$—	$30	$268	$301

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen N.V. (formerly Nielsen Holdings N.V.) (“the Company” or “Nielsen”) for the year ended December 31, 2014 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 20, 2015, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2014 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors and our Twitter account at http://twitter.com/nielsen.

Background and Executive Summary

We are a leading global performance management company. The company provides to clients a comprehensive understanding of what consumers buy and what they watch and how those choices intersect.  We deliver critical media and marketing information, analytics and manufacturer and retailer expertise about what and where consumers buy (referred to herein as “Buy”) and what consumers read, watch and listen to (consumer interaction across the television, radio, online and mobile viewing and listening platforms referred to herein as “Watch”) on a local and global basis. Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many emerging markets, and hold leading market positions in many of our services and geographies.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, nearly 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the expansion of our measurement and analytics services.

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

On February 26, 2015, Nielsen announced that its Board of Directors unanimously approved a proposal that would result in a change in domicile of the Company from the Netherlands to the United Kingdom. Under the proposal, the Company’s principal executive offices would continue to be located in the United States. The proposed change in domicile is subject to approval from Nielsen's shareholders and the satisfaction of other customary conditions.

Business Segment Overview

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2015, we paid cash consideration of $191 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2015	2014
U.S. Dollar	60%	55%
Euro	9%	12%
Other Currencies	31%	33%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.13 to €1.00 and $1.37 to €1.00 for the three months ended March 31, 2015 and 2014, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Operations in Venezuela

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

During the period between the first quarter of 2013 through the first quarter of 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by us for the conversion of Venezuelan Bolivares Fuertes into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

In February 2013, the official exchange rate was moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended.

Based on facts and circumstances present at March 31, 2014, we began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”) as the SICAD I exchange rate represented what was the most realistic official exchange rate at which to remeasure the U.S. dollar value of the bolivar-denominated monetary assets and liabilities of our Venezuelan operations at that time. At March 31, 2014, the SICAD I exchange rate was 10.8 bolivars to the U.S. dollar. As a result of this change, we recorded a pre-tax charge of $20 million during the first quarter of 2014.

Due to the lack of access to the SICAD I auction system throughout the remainder of 2014, as of December 31, 2014 we decided it was more likely that we would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as SICAD II was created to provide a more open mechanism that was designed to permit any company to request U.S. dollars for any purpose.  At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar.  As a result of the changes in exchange rate assumptions in the fourth quarter of 2014, we recorded a pre-tax charge of  $32 million, for a total of $52 million for the year ended December 31, 2014.

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At March 31, 2015, the SIMADI exchange rate was 193.0 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $7 million during the first quarter of 2015.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances.  Total net monetary assets in U.S. dollars at the March 31, 2015 SIMADI rate totaled $3 million.

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2015	2014
Revenues	$1,458	$1,489
Cost of revenues, exclusive of depreciation and amortization shown separately below	622	642
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	481	489
Depreciation and amortization	142	141
Restructuring charges	14	24
Operating income	199	193
Interest income	1	1
Interest expense	(73)	(77)
Foreign currency exchange transaction losses, net	(26)	(27)
Other expense, net	—	(3)
Income from continuing operations before income taxes and equity in net income of affiliates	101	87
Provision for income taxes	(38)	(33)
Equity in net income of affiliates	—	1
Net income	$63	$55

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, goodwill and intangible asset impairment charges, stock-based compensation expense, equity in net income of affiliates and other non-operating items from our consolidated statements of operations as well as certain other items specifically described below.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(IN MILLIONS)	2015	2014
Net income	$63	$55
Interest expense, net	72	76
Provision for income taxes	38	33
Depreciation and amortization	142	141
EBITDA	315	305
Equity in net income of affiliates	—	(1)
Other non-operating expense, net	26	30
Restructuring charges	14	24
Stock-based compensation expense	14	12
Other items(a)	11	6
Adjusted EBITDA	$380	$376

(a)	Other items primarily consist of non-recurring costs for the three months ended March 31, 2015 and 2014.

Consolidated Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Revenues decreased 2.1% to $1,458 million for the three months ended March 31, 2015 from $1,489 million for the three months ended March 31, 2014, or an increase of 4.4% on a constant currency basis, excluding a 6.5% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 4.7% (an increase of 5.1% on a constant currency basis). Revenues within our Watch segment increased 1.2% (3.6% on a constant currency basis). Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 3.1% to $622 million for the three months ended March 31, 2015 from $642 million for the three months ended March 31, 2014, or an increase of 3.3% on a constant currency basis, excluding a 6.4% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 6.0%, or an increase of 2.5% on a constant currency basis.  Excluding an 8.5% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 4.6%, or 7.4% on a constant currency basis.  Excluding a 2.8% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.6% to $481 million for the three months ended March 31, 2015 from $489 million for the three months ended March 31, 2014, or an increase of 5.0% on a constant currency basis, excluding a 6.6% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.8%, or an increase of 6.4% on a constant currency basis.  Excluding a 9.2% favorable impact of changes in foreign currency exchange rates, selling, general and administrative increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 11.1%, or 8.7% on a constant currency basis. Excluding a 2.4% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact from the Arbitron integration activities that occurred in the second half of 2014 as well as other productivity initiatives.

Corporate costs increased by approximately $16 million due primarily to higher non-recurring costs and stock-based compensation expense in 2015.

Depreciation and Amortization

Depreciation and amortization expense was $142 million for the three months ended March 31, 2015 as compared to $141 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $50 million.

Restructuring Charges

We recorded $14 million and $24 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended March 31, 2015 and 2014, respectively.

Operating Income

Operating income for the three months ended March 31, 2015 was $199 million as compared to $193 million for the three months ended March 31, 2014. Operating income within our Buy segment was $45 million for the three months ended March 31, 2015 as compared to $40 million for the three months ended March 31, 2014. Operating income within our Watch segment was $184 million for the three months ended March 31, 2015 as compared to $173 million for the three months ended March 31, 2014. Corporate operating expenses were $30 million for the three months ended March 31, 2015 as compared to $20 million for the three months ended March 31, 2014.

Interest Expense

Interest expense was $73 million for the three months ended March 31, 2015 as compared to $77 million for the three months ended March 31, 2014. This decrease is primarily due to the partial refinancing of the 7.75% senior notes in April 2014 and the refinancing of the remaining 7.75% senior notes in July 2014 partially offset by the issuance of $750 million 5.00% Senior Notes in February 2015.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.13 to €1.00 for the three months ended March 31, 2015 as compared to $1.37 to €1.00 for the three months ended March 31, 2014.

We realized net losses of $26 million for the three months ended March 31, 2015, resulting primarily from the revaluation of our U.S. denominated debt and cash held in Euro functional currency entities of $13 million, the devaluation of the Venezuela bolivars Fuertes of $7 million as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions, partially offset by a gain of $2 million associated with foreign currency derivative financial instruments.

We realized net losses of $27 million for the three months ended March 31, 2014, resulting primarily from  the devaluation of the Venezuela bolivars Fuertes of $20 million as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions

Other Expense, Net

The $3 million of other expense, net amount for the three months ended March 31, 2014, relates to a $3 million write down of an investment in a cost method investment.

Income Taxes

The effective tax rate was 38% for the three months ended March 31, 2015 and 2014.  The tax rate for the three months ended March 31, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions and audit settlements, offset by the favorable impact of certain financing activities and the release of certain tax contingencies. The tax rate for the three months ended March 31, 2014 was higher than the statutory rate as a result of the tax impact of the Venezuela currency revaluation, the impact of tax rate differences in other jurisdictions where the Company files tax returns, and accrual for future audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2015 is $457 million and was $452 million as of December 31, 2014. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 1.1% to $380 million for the three months ended March 31, 2015 from $376 million for the three months ended March 31, 2014, or 7.3% on a constant currency basis, excluding a 6.2% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2015 Reported	Three Months Ended March 31, 2014 Reported	% Variance 2015 vs. 2014 Reported	Three Months Ended March 31, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Revenues by segment
Buy	$798	$837	(4.7)%	$759	5.1%
Watch	660	652	1.2%	637	3.6%
Total	$1,458	$1,489	(2.1)%	$1,396	4.4%

Buy Segment Revenues

Revenues decreased 4.7% to $798 million for the three months ended March 31, 2015 from $837 million for the three months ended March 31, 2014, or an increase of 5.1% on a constant currency basis, excluding a 9.8% unfavorable impact of changes in foreign currency exchange rates.

Revenues from developed markets decreased 4.9% to $549 million, or an increase of 3.0% on a constant currency basis, excluding an 7.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of continued investments in products such as advanced analytics, segmentation and innovation as well as growth in our subscription based products.

Revenues from emerging markets decreased 4.2% to $249 million, or an increase of 10.2% on a constant currency basis, excluding a 14.4% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad based demand for our services within both our multinational and local client bases.  For the three months ended March 31, 2015, these investments drove double-digit growth in Latin America, South East Asia and China and mid-single digit growth in the Middle East, Africa and Eastern Europe.

Watch Segment Revenues

Revenues increased 1.2% to $660 million for the three months ended March 31, 2015 from $652 million for the three months ended March 31, 2014, or an increase of 3.6% on a constant currency basis, excluding a 2.4% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement, which excluding Audio increased 2.5% (5.5% on a constant currency basis) due to the resilience in our core television audience measurement and our continued investment in digital. Audio growth was 1.7%, on a reported and constant currency basis, for the three months ended March 31, 2015. Combined, Audience Measurement and Audio comprise approximately 85% of our Watch segment revenues.  Our Marketing Effectiveness offerings had another strong quarter, growing 19.1% (22.7% on a constant currency basis), as client’s demand for our Marketing ROI products continue to increase. However, this gain was offset by a decrease of 22.7% (20.0% on a constant currency basis) in our other watch products as we continue to run-off the legacy online rankings product, which will be replaced by Digital Content Ratings in the fall of this year, in addition to exiting non-core media analytics products.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2015 and 2014, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED MARCH 31, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$45	$7	$53	$5	$—	$110
Watch	184	4	88	2	—	278
Corporate and Eliminations	(30)	3	1	7	11	(8)
Total Nielsen	$199	$14	$142	$14	$11	$380

THREE MONTHS ENDED MARCH 31, 2014 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$40	$18	$54	$6	$—	$118
Watch	173	3	86	4	1	267
Corporate and Eliminations	(20)	3	1	2	5	(9)
Total Nielsen	$193	$24	$141	$12	$6	$376

(1)	Other items primarily consist of non-recurring costs for the three months ended March 31, 2015 and 2014.

(IN MILLIONS)	Three Months Ended March 31, 2015 Reported	Three Months Ended March 31, 2014 Reported	% Variance 2015 vs. 2014 Reported	Three Months Ended March 31, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$110	$118	(6.8)%	$101	8.9%
Watch	278	267	4.1%	262	6.1%
Corporate and Eliminations	(8)	(9)	NM	(9)	NM
Total Nielsen	$380	$376	1.1%	$354	7.3%

Buy Segment Profitability

Operating income was $45 million for the three months ended March 31, 2015 as compared to $40 million for the three months ended March 31, 2014, as the revenue performance mentioned above was more than offset by a decrease in restructuring charges. Non-GAAP business segment income increased 8.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $184 million for the three months ended March 31, 2015 as compared to $173 million for the three months ended March 31, 2014. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives. Non-GAAP business segment income increased 6.1% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $30 million for the three months ended March 31, 2015 as compared to $20 million for the three months ended March 31, 2014 due primarily to higher non-recurring charges and stock-based compensation expense for the three months ended March 31, 2015.

Liquidity and Capital Resources

Overview

We have consistently generated strong cash flows from operations, providing a source of funds of $75 million during the three months ended March 31, 2015 as compared to $90 million for the three months ended March 31, 2014, a decrease of $15 million primarily due to the $26 million cumulative excess tax benefit from stock based compensation, partially offset by the stronger operating performance for the three months ended March 31, 2015. In addition to the cumulative excess tax benefit from stock-based compensation being presented as a reduction of operating cash flows, this amount is also reflected as an increase to cash flows from financing activities in the condensed consolidated statements of cash flows and consequently our total cash flow is unchanged as a result of this item. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2015 and 2014:

(IN MILLIONS)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net cash from operating activities	$75	$90
Cash and cash equivalents	$343	$301
Availability under Revolving credit facility	$495	$602

Of the $343 million in cash and cash equivalents, approximately $300 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We continue to focus on extending debt maturities and reducing cash interest expense. We have obtained amendments to our term loan and revolving credit facilities, and used the proceeds from new issuances of senior notes to redeem previously outstanding notes with higher interest rates. The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Weighted average interest rate	4.00%	4.28%
Cash paid for interest, net of amounts capitalized (in millions)	$16	$34

In February 2015, we completed the issuance of $750 million in aggregate principal amount of 5.00% Senior Notes due 2022. The notes are traded interchangeably with the $750 million and the $800 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014 and July 2014, respectively.  The proceeds from the issuance will be used to make repurchases of our outstanding common stock from time to time, in the open market or otherwise, pursuant to our existing share repurchase programs, to reduce outstanding amounts under its revolving credit facility, to pay related fees and expenses, and for general corporate purposes.

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

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of March 31, 2015, we were in full compliance with the financial covenant described above.

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

As of March 31, 2015 and 2014, we had $75 million and $30 million borrowings outstanding and had outstanding letters of credit of $5 million and $3 million, respectively. As of March 31, 2015, we had $495 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2014 and the three months ended March 31, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25

On April 20, 2015, our Board declared a cash dividend of $0.28 per share on our common stock. The dividend is payable on June 18, 2015 to stockholders of record at the close of business on June 4, 2015.

On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at Nielsen’s 2014 Annual General Meeting of Shareholders. As of March 31, 2015, there have been 14,381,128 shares of our common stock purchased at an average price of $42.96 per share (total consideration of approximately $618 million) under this program. The activity during the three months ended March 31, 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
2014 Activity	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	$44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
Total	14,381,128	$42.96	14,381,128

Secondary Offerings

In March 2015, a secondary public offering totaling 8,000,000 shares of our common stock was completed on behalf of the selling stockholders, comprised of two of the Sponsor group members, at a price of $45.00 per share. All proceeds were received by the selling stockholders and the offerings did not have a significant impact on our operating results or financial position.

Cash Flows

Operating activities. Net cash provided by operating activities was $75 million for the three months ended March 31, 2015, as compared to $90 million for the three months ended March 31, 2014. This decrease was driven by the $26 million excess tax benefits from stock-based compensation expense partially offset by the overall financial performance described above. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $291 million for the three months ended March 31, 2015, as compared to $261 million for the three months ended March 31, 2014. The primary driver for the increase was higher capital expenditures and acquisition payments during the three months ended March 31, 2015 as compared to the same period for 2014.

Financing activities. Net cash provided by financing activities was $314 million for the three months ended March 31, 2015 as compared to net cash used in financing activities of $75 million for the three months ended March 31, 2014. The increase in cash provided by financing activities is primarily due to the net proceeds from debt issuance for the three months ended March 31, 2015 as compared to the net proceeds from the debt issuance for the three months ended March 31, 2014 and the $26 million excess tax benefits from stock-based compensation, partially offset by the higher dividend payments and share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the three months ended March 31, 2015 as compared to the same period of 2014 and the net repayments of the revolving credit facility in 2015.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $102 million for the three months ended March 31, 2015 as compared to $77 million for the three months ended March 31, 2014. The increase in capital expenditures for the three months ended March 31, 2015 was driven by investments in local panel expansion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Debt Issuance Costs

In March 2015, the FASB issued an ASU, “Simplifying the Presentation of Debt Issuance Costs”. The new standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

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

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. Historically, in order to manage the volatility relating to these exposures, we entered into a variety of derivative financial instruments, mainly interest rate swaps, cross-currency swaps and forward rate agreements. Currently we only employ basic contracts, that is, without options, embedded or otherwise. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of our net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. It is our policy not to trade in financial instruments for speculative purposes.

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 40% of our revenues and 44% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2015. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $5 million annually, with an immaterial impact on our profitability.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing. It is our policy not to trade derivative financial instruments for speculative purposes. During the quarters ended March 31, 2015 and 2014, we recorded a net gain of $2 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of March 31, 2015 and December 31, 2014, there were no foreign currency derivative financial instruments outstanding.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2015:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	9%	31%
Operating costs	56%	10%	34%

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

During the period between the first quarter of 2013 through the first quarter of 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by the Company for the conversion of Venezuelan Bolivares Fuertes into US Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

In February 2013, the official exchange rate was moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a pre-tax charge of $12 million.

Based on facts and circumstances present at March 31, 2014, we began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”) as the SICAD I exchange rate represented what was the most realistic official exchange rate at which to remeasure the U.S. dollar value of the bolivar-denominated monetary assets and liabilities of our Venezuelan operations at that time. At March 31, 2014, the SICAD I exchange rate was 10.8 bolivars to the U.S. dollar. As a result of this change, we recorded a pre-tax charge of $20 million during the first quarter of 2014.

Due to the lack of access to the SICAD I auction system throughout the remainder of 2014, as of December 31, 2014 we decided it was more likely that we would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as SICAD II was created to provide a more open mechanism that was designed to permit any company to request U.S. dollars for any purpose.  At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar.  As a result of the changes in exchange rate assumptions in the fourth quarter of 2014, we recorded a pre-tax charge of  $32 million, for a total of $52 million for the year ended December 31, 2014.

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At March 31, 2015, the SIMADI exchange rate was 193.0 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $7 million during the first quarter of 2015.

We will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.  Total net monetary assets in U.S. dollars at the March 31, 2015 SIMADI rate totaled $3 million

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2015, we had $3,489 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,584 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $9 million ($35 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock for the three months ended March 31, 2015.

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. On October 23, 2014, we announced that our board of directors approved a new share repurchase program for up to $1 billion of our outstanding common stock. This is in addition to the authorization in place since July 2013 as described above. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2014 Annual General Meeting of Shareholders. As of March 31, 2015, we have purchased 14,381,128 shares of our common stock at an average price of $42.96 per share (total consideration of approximately $618 million) under this program. The activity during the three months ended March 31, 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1-31	1,611,203	$44.09	1,611,203	$951,797,780
February 1-28	814,753	$43.90	814,753	$916,031,448
March 1-31	772,189	$43.76	772,189	$882,241,498
Total	3,198,145	$43.96	3,198,145
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On April 20, 2015, James W. Cuminale informed us of his intention to resign as our Chief Legal Officer effective June 30, 2015.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen N.V. (Registrant)

Date: April 22, 2015	/s/ Jeffrey R. Charlton
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

2.1

Common Draft Terms of the Cross-Border Legal Merger by and among Nielsen N.V. and Nielsen Holdings Limited dated March 26, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed on March 31, 2015)

4.1

Supplemental Indenture, dated as of February 25, 2015, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee. (incorporated herein by reference to the Current Report on Form 8-K filed on February 25, 2015 (File No. 001-35042))

10.1*	Form of Nielsen N.V. Performance Restricted Stock Unit Agreement

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen N.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at March 31, 2015 (Unaudited) and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith