Form 10-K/A
period 2014-12-31
Nielsen N.V.
filed 2015-04-29
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

There were 369,102,525 shares of the registrant’s Common Stock outstanding as of April 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Nielsen N.V. (the “Company”, “Nielsen”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2015, solely to include the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which is no longer available for the Company to utilize. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and the exhibit index set forth in Part IV of the Original Filing and includes certain exhibits as noted thereon. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify, amend or update in any way any of the financial or other information contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Terms used but not defined herein are as defined in the Original Filing.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

The following information describes the names, ages as of March 31, 2015 and biographical information of each director who serves on the Company’s Board of Directors. They will hold office until the end of the 2015 annual meeting of shareholders and the election and qualification of their successors or until resignation.

David L. Calhoun	Age 57

Mr. Calhoun has been the Executive Chairman of the Board of Nielsen since January 1, 2014 and, before that, served as a member of the Board of Nielsen (or its predecessor) since September 2006. He has served as Senior Managing Director and Head of Private Equity Portfolio Operations of The Blackstone Group L.P. since January 2014. Previously, Mr. Calhoun served as the Chief Executive Officer of Nielsen from September 2006 through December 2013. Prior to joining Nielsen, he served as Vice Chairman of General Electric Company and President and CEO of GE Infrastructure. During his 26-year tenure at GE, he ran multiple business units, including GE Transportation, GE Aircraft Engines, GE Employers Reinsurance Corporation, GE Lighting and GE Transportation Systems. Mr. Calhoun is a member of the boards of directors of The Boeing Company and Caterpillar Inc. He was also appointed Non-Executive Chairman of privately-owned Gates Global effective July 2014. He was a member of the board of directors of Medtronic Inc. from 2007 to 2012.

James A. Attwood, Jr.	Age 56

Mr. Attwood has been a director of Nielsen since June 2006. Mr. Attwood is a Managing Director of The Carlyle Group and Head of the Global Telecommunications, Media, and Technology Group. Prior to joining The Carlyle Group in 2000, Mr. Attwood was with Verizon Communications, Inc. and GTE Corporation. Prior to GTE, he was with Goldman, Sachs & Co. Mr. Attwood serves as a member of the boards of directors of Syniverse Holdings, Inc., Getty Images and CoreSite Realty Corporation. Mr. Attwood graduated summa cum laude from Yale University with a B.A. in applied mathematics and an M.A. in statistics and received both J.D. and M.B.A. degrees from Harvard University.

Mitch Barns	Age 51

Mr. Barns has been the Chief Executive Officer of Nielsen since January 1, 2014 and has been a director of Nielsen since October 2014. His prior roles with Nielsen include President, Global Client Service from February 2013 through December 2013, President of Nielsen’s U.S. Watch business from June 2011 until February 2013, President of Nielsen Greater China from January 2008 until June 2011, President of Nielsen’s Consumer Panel Services from March of Nielsen Greater China from January 2008 until June 2011, President of Nielsen’s Consumer Panel Services from March 2007 until January 2008 and President of Nielsen’s BASES and Analytic Consulting units from July 2004 through February 2007. He joined Nielsen in March 1997 after 12 years with The Procter & Gamble Company. He is a graduate of Miami University in Ohio and the Stanford Executive Program at the Stanford Graduate School of Business.

Karen M. Hoguet	Age 58

Ms. Hoguet has been a director of Nielsen (or its predecessor) since November 2010. She has been the Chief Financial Officer of Macy’s Inc. since February 2009; she previously served as Executive Vice President and Chief Financial Officer of Macy’s from June 2005 to February 2009. Ms. Hoguet served as Senior Vice President and Chief Financial Officer of Macy’s from October 1997 to June 2005. Ms. Hoguet is currently a member of the board of directors of The Chubb Corporation. She graduated from Brown University and earned an MBA from Harvard Business School.

James M. Kilts	Age 67

Mr. Kilts has been a director of Nielsen (or its predecessor) since November 2006. He served as Chairman of the Board of Nielsen until January 1, 2014. Mr. Kilts is a founding partner of Centerview Capital. Prior to joining Centerview Capital, Mr. Kilts was Vice Chairman of the Board of The Procter & Gamble Company. Mr. Kilts was formerly Chairman of the Board, Chief Executive Officer and President of The Gillette Company before the company’s merger with Procter & Gamble in October 2005. Prior to Gillette, Mr. Kilts had served at different times as President and Chief Executive Officer of Nabisco, Executive Vice President of the Worldwide Food Group of Philip Morris, President of Kraft USA and Oscar Mayer, President of Kraft Limited in Canada, and Senior Vice President of Kraft International. A graduate of Knox College, Galesburg, Illinois, Mr. Kilts earned a Masters of Business Administration degree from the University of Chicago. Mr. Kilts is currently a member of the boards of directors of Metropolitan Life Insurance Co. and Pfizer Inc. Mr. Kilts was a member of the board of directors of MeadWestvaco Corporation until April 2014. He is also a member of the Board of Overseers of Weill Cornell Medical College. Mr. Kilts serves on the Board of Trustees of the University of Chicago, is a Life Trustee of Knox College and is a Life Member of the Advisory Council of the University of Chicago Booth School of Business (Chairman from 2002-2009).

Harish Manwani	Age 61

Mr. Manwani has been a director of Nielsen since January 2015. He has been Global Executive Advisor for Blackstone Private Equity since February 2015. He retired from Unilever, a leading global consumer products company, at the end of 2014, where he served as Chief Operating Officer since September 2011. Mr. Manwani joined Hindustan Unilever (HUL) in 1976, becoming a member of the HUL board in 1995, and since that time held positions of increasing responsibility in Unilever which gave him wide ranging international marketing and general management experience. Mr. Manwani is a director of Qualcomm Incorporated since May 2014, Pearson plc since October 2013 and Whirlpool Corporation since August 2011. He is also the non-executive chairman of Hindustan Unilever Limited since July 2005. He previously served as a director of ING Group from April 2008 to April 2010. He is a director of the Economic Development Board of Singapore since February 2013 and the Indian School of Business since April 2006. Mr. Manwani holds a Bachelor of Science honors degree in Statistics and a Master’s degree in Management Studies, both from Mumbai University in India. He has also attended the Advance Management Program at Harvard Business School.

Kathryn V. Marinello	Age: 58

Ms. Marinello has been a director of Nielsen since October 2014. Ms. Marinello has also been member of the Board of Directors of General Motors Company since July 2009 and a member of the Board of Directors of AB Volvo since April 2014. She was also a member of the Board of Directors of General Motors Corporation from 2007 to 2009. In March 2014, Ms. Marinello rejoined Ares Management LLC, a global asset manager, as Senior Advisor. She had been Chairman and Chief Executive Officer of Stream Global Services, Inc., a global business process outsource service provider specializing in customer relationship management for Fortune 1,000 companies, from August 2010 through March 2014. Ms. Marinello served as senior advisor and consultant at Providence Equity Partners LLC, a private equity firm, and Ares Management LLC from June to August 2010. She served as Chairman and Chief Executive Officer of Ceridian Corporation, a human resources outsourcing company, from December 2007 to January 2010; and President and Chief Executive Officer from 2006 to 2007. Prior to joining Ceridian, Ms. Marinello spent 10 years at General Electric Company (“GE”), and served in a variety of senior roles, including President and Chief Executive Officer of GE Fleet Services, a division of GE, from 2002 to 2006.

Alexander Navab	Age 49

Mr. Navab has been a director of Nielsen since June 2006. Since October 2009, Mr. Navab has been a member of KKR Management LLC, the general partner of KKR & Co. L.P. (prior to that, he was a member of KKR & Co. L.L.C., the general partner of Kohlberg Kravis Roberts & Co. L.P.), where he is the Head of Americas Private Equity. Mr. Navab serves as the Chair of Americas Private Equity Investment Committee, is a member of the Americas Portfolio Management Committee, and serves on KKR’s Special Situations Investment Committee. Prior to joining KKR in 1993, Mr. Navab was with James D. Wolfensohn Incorporated and prior to that he was with Goldman, Sachs & Co. Mr. Navab is currently also a director of Weld North. Mr. Navab received a B.A. with Honors, Phi Beta Kappa, from Columbia College and an M.B.A. with High Distinction from the Harvard Graduate School of Business Administration.

Robert Pozen	Age 68

Mr. Pozen has been a director of Nielsen (or its predecessor) since May 2010. From July 1, 2010 through December 31, 2011, he was Chairman Emeritus of MFS Investment Management. Prior to that, he was Chairman of MFS Investment Management since February 2004. He previously was Secretary of Economic Affairs for the Commonwealth of Massachusetts in 2003. Mr. Pozen was also the John Olin Visiting Professor, Harvard Law School from 2002-2004 and the chairman of the SEC Advisory Committee on Improvements to Financial Reporting from 2007-2008. From 1987 through 2001, Mr. Pozen worked for Fidelity Investments in various jobs, serving as President of Fidelity Management and Research Co. from 1997 through 2001. He is currently a director of Medtronic, Inc. and AMC, a subsidiary of the International Finance Corporation. He is a senior lecturer at Harvard Business School, a senior fellow of the Brookings Institution, a visiting senior lecturer at MIT Sloan School of Management, and a trustee of the Commonwealth Fund.

Vivek Ranadivé	Age 57

Mr. Ranadivé has been a director of Nielsen since July 26, 2012. He was the Chief Executive Officer and Chairman of TIBCO Software Inc. (“TIBCO”) since its inception in 1997 until December 2014 and now serves as a board member of TIBCO and assists it with strategic projects. Mr. Ranadivé founded Teknekron Software Systems, Inc., TIBCO’s predecessor, in 1985. Prior to founding TIBCO, Mr. Ranadivé was president and founder of a UNIX consulting company. Previously, he held management and engineering positions with Ford Motor Company, M/A-Com Linkabit and Fortune Systems. Mr. Ranadivé is a frequent presenter on such topics as the future of integration, enabling real-time business and unleashing the power of information across enterprises to become more competitive. Mr. Ranadivé earned an MBA from Harvard Business School, where he was a Baker Scholar. He received both a Master’s and Bachelor’s Degree in Electrical Engineering from the Massachusetts Institute of Technology.

Javier G. Teruel	Age 64

Mr. Teruel has been a director of Nielsen (or its predecessor) since August 2010. He is a Partner of Spectron Desarrollo, SC, an investment management and consulting firm and Chairman of Alta Growth Capital, a private equity firm; Retired Vice Chairman

(2004 to 2007) of Colgate-Palmolive Company (consumer products), with which he served in positions of increasing importance since 1971, including as Executive Vice President responsible for Asia, Central Europe, Africa and Hill’s Pet Nutrition, as Vice President of Body Care in Global Business Development in New York, as President and General Manager of Colgate-Mexico, as President of Colgate-Europe, and as Chief Growth Officer responsible for the company’s growth functions. He has served as a director of Starbucks Corporation since 2005 and JCPenney since 2008. He served as a director of the Pepsi Bottling Group, Inc. from 2007 to 2010.

The Board of Directors and Certain Governance Matters

In accordance with the NYSE rules, a majority of our Board of Directors consists of independent directors, and our Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are fully independent.

Pursuant to agreements entered into with affiliates of The Blackstone Group, The Carlyle Group and Kohlberg Kravis Roberts & Co. on August 14, 2013, each such shareholder has the right to nominate one director (a “Sponsor Director”) to Nielsen’s Board of Directors if such shareholder holds, directly or indirectly, at least 3% of Nielsen’s voting power. These agreements were entered into in consideration for the termination of the shareholders’ agreement to which Nielsen and these shareholders (among others) were parties. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Letter Agreements with Sponsors.”

The members of our Board of Directors may be suspended or dismissed at any time at the general meeting of shareholders. If a resolution to suspend or dismiss a director is proposed by the Board, such resolution may be adopted by a majority of the votes validly cast. If no such proposal is made by the Board, then a director may be suspended or dismissed by the general meeting by at least a two-thirds majority of the votes cast, provided such majority represents more than half of our issued share capital.

Our Chief Executive Officer is expected to be responsible for the day-to-day management of the Company. Our directors are expected to supervise our Chief Executive Officer and our general affairs and to provide general advice to the Chief Executive Officer. The directors perform those acts that are delegated to them pursuant to our articles of association or by our board regulations.

Each director owes a duty to us to properly perform the duties assigned to him or her and to act in the corporate interest of our Company. Under Dutch law, the corporate interest extends to the interests of all corporate stakeholders, such as shareholders, creditors, employees, customers and suppliers. Our directors are expected to be appointed for one year and will be re-electable each year at the annual general meeting of shareholders.

Our Board of Directors has adopted board regulations governing its performance, its decision making, its composition, the tasks and working procedure of the committees and other matters relating to the Board of Directors, the Chief Executive Officer, the directors and the committees established by the Board of Directors. In accordance with our board regulations, resolutions of our Board of Directors will be adopted by a simple majority of votes cast in a meeting at which at least the majority of its members is present or represented.

Director Independence And Independence Determinations

The Board of Directors must make an affirmative determination at least annually as to the independence of each director. A director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with the Company or any of its subsidiaries. Heightened independence standards apply to members of the Audit Committee and Compensation Committee.

The NYSE independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. The Board is also responsible for determining affirmatively, as to each independent director, that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board will broadly consider all relevant facts and circumstances, including information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. As the concern is independence from management, the Board does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.

The categorical standards set forth in our Corporate Governance Guidelines are intended to assist the Board of Directors in determining whether or not certain relationships between our directors and us, either directly or as a partner, shareholder or officer of an organization that has a relationship with us, are “material relationships” for purposes of the NYSE independence standards. The categorical standards establish thresholds at which such relationships are deemed to be material.

The Board of Directors undertook its annual review of director independence. As a result of the independence review, the Board of Directors affirmatively determined that each of Messrs. Attwood, Kilts, Manwani, Navab, Pozen, Ranadivé and Teruel and Mses. Hoguet and Marinello is independent under Section 303A.02 of the NYSE listing rules and under our Corporate Governance Guidelines for purposes of board services. In addition, the Board of Directors affirmatively determined that each of Messrs. Pozen and Teruel and Mses. Hoguet and Marinello is independent under Rule 10A-3(b)(i) of the Exchange Act for purposes of Audit Committee services and that each of Messrs. Manwani, Navab, Ranadivé and Teruel is independent under the NYSE listing rules applicable to

Compensation Committees. In making such determinations, the Board of Directors considered, among other facts and circumstances, our payments to TIBCO, of which Mr. Ranadivé was the Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder until December 2014. Our payments to TIBCO in 2012, 2013 and 2014 were below the thresholds set forth under the NYSE listing rules and the Company’s categorical standards of director independence

Leadership Structure

Under our Corporate Governance Guidelines, the Board must select its chairperson from its members in any way it considers in the best interests of the Company. Pursuant to our articles of association, a non-executive director must be appointed as the chairperson of the Board. Effective January 1, 2014, Mr. Calhoun resigned as the Company’s Chief Executive Officer and began serving as Executive Chairman of the Company’s Board (replacing Mr. Kilts as Chairman who continues as a Board member). Also effective January 1, 2014, Mr. Barns succeeded Mr. Calhoun as the Company’s Chief Executive Officer. In connection with his departure as Chief Executive Officer and his appointment as Executive Chairman, Mr. Calhoun entered into a Transition Agreement reflecting his change in status and under which he has agreed to devote between 15% and 20% of his business time through December 31, 2015 (or such earlier date as the Board decides to end such services) to provide guidance and advice to Mr. Barns with respect to all aspects of his duties and responsibilities as the new Chief Executive Officer. Our Board believes this arrangement provides for an appropriate transition of the Chief Executive Officer’s responsibilities and a continuation of the strong support and strategic direction the current Board has provided the Company since its initial public offering. Additionally, Mr. Calhoun’s attention to Board matters as Executive Chairman allows Mr. Barns to focus more specifically on overseeing the Company’s operations as well as strategic opportunities and planning. As noted below, the independent members of our Board have elected James Attwood as the lead independent director effective January 1, 2015. Our Board believes our leadership structure best encourages the free and open dialogue of competing views and provides for strong checks and balances.

Lead Independent Director

Effective January 1, 2015, our Board adopted the Lead Independent Director Charter. This charter calls for the election of a lead independent director by a majority vote of the board’s independent directors. The lead independent director is generally expected to serve in that role for at least one year. Effective January 1, 2015, the independent members of our Board elected Mr. Attwood as its lead independent director. The principal responsibilities of the lead independent director are as follows:

•	To review and approve (1) board meeting agendas and materials (or types of materials) in advance of each meeting and (2) board meeting schedules to ensure sufficient time for discussion of all agenda items, and to consult and collaborate with the non-independent Chairman as appropriate.

•	To set agendas for and chair executive sessions of the board which occur outside the presence of the non-independent Chairman, the CEO and any other members of management then serving on the board, and communicate with the Chairman, CEO and others as needed following those sessions. The lead independent director may call such meetings at any time he or she deems appropriate.

•	To serve as a liaison between the non-independent Chairman and the independent directors as appropriate.

•	To chair board meetings when the non-independent Chairman is not present.

•	To be available for consultation and direct communication with the Company’s shareholders.

•	To perform such other duties as the board or the independent directors may deem appropriate from time to time.

The Lead Independent Charter is available on our website at www.nielsen.com/investors under Governance Documents.

Board Committees And Meetings

Our Board of Directors has established the following Committees: an Audit Committee, a Compensation Committee and a Nomination and Corporate Governance Committee. The current composition and responsibilities of each Committee are described below. Members serve on these Committees until their resignation or until otherwise determined by our Board of Directors.

Name	Audit Committee	Compensation Committee	Nomination and Corporate Governance Committee
James A. Attwood, Jr.			●
Karen M. Hoguet	● Chairman
James M. Kilts			●
Harish Manwani		●
Kathryn V. Marinello	●
Alexander Navab		●
Robert Pozen	●		● Chairman
Vivek Ranadivé		●	●
Javier G. Teruel	●	● Chairman

Pursuant to our Corporate Governance Guidelines, all directors are expected to make every effort to attend all meetings of the Board and meetings of the Committees of which they are members. Directors are encouraged to attend board meetings and meetings of committees of which they are members in person, but may also attend such meetings by telephone or video conference.

During the year ended December 31, 2014, the Board, the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee held 8, 8, 6 and 5 meetings, respectively. Each director attended 75% or more of the total number of 2014 meetings of the Board and of the Committees on which each such director served and that were held during the period that such director served.

In accordance with our Corporate Governance Guidelines, the CEO is expected to attend the annual general meeting and each extraordinary general meeting of shareholders. All non-executive directors are encouraged (but not required) to attend the annual general meeting and each extraordinary general meeting of shareholders. Eight directors attended the annual general meeting held in 2014.

Committee Membership

Audit Committee

Our Audit Committee consists of Messrs. Pozen and Teruel and Mses. Hoguet and Marinello, with Ms. Hoguet serving as Chairman. The Board of Directors has determined that each of Messrs. Pozen and Teruel and Mses. Hoguet and Marinello meets the definition of “independent director” under the NYSE listing rules, Rule 10A-3(b)(i) of the Exchange Act and the categorical standards of director independence under our Corporate Governance Guidelines. The Board of Directors has determined that each of Messrs. Pozen and Teruel and Mses. Hoguet and Marinello qualifies as an “audit committee financial expert” as defined by applicable regulations of the SEC and meets the financial literacy and expertise requirements of the NYSE.

Our Audit Committee supervises and monitors our financial reporting, risk management program and compliance with relevant legislation and regulations. It oversees the preparation of our financial statements, our financial reporting process, our system of internal controls and risk management, our internal and external audit process and our internal and external auditor’s qualifications, independence and performance. Our Audit Committee also reviews our annual and interim financial statements and other public disclosures prior to publication. Our Audit Committee appoints our external auditors, subject to shareholder vote as may be required under Dutch law, and oversees the work of the external and internal audit functions, providing compliance oversight, preapproval of all audit engagement fees and terms, preapproval of audit and permitted non-audit services to be provided by the external auditor, establishing auditing policies, discussing the results of the annual audit, critical accounting policies, significant financial reporting issues and judgments made in connection with the preparation of the financial statements and related matters with the external auditor and reviewing earnings press releases and financial information provided to analysts and ratings agencies.

Compensation Committee

Our Compensation Committee consists of Messrs. Manwani, Navab, Ranadivé and Teruel, with Mr. Teruel serving as Chairman. Our Board of Directors has affirmatively determined that each of Messrs. Manwani, Navab, Ranadivé and Teruel meets the definition of “independent director” for purposes of the NYSE listing rules and the categorical standards of director independence under our Corporate Governance Guidelines.

Our Compensation Committee is responsible for, among other things, setting, reviewing and evaluating compensation, and related performance and objectives, of our senior management team, makes recommendations to our Board of Directors with respect to major employment-related policies and oversees compliance with our employment and compensation-related disclosure obligations under applicable laws. In addition, our Compensation Committee assists our Board in deciding on the individual compensation applicable to our directors, within the framework permitted by the general compensation policy approved by our shareholders.

In fulfilling its responsibilities, the Compensation Committee is entitled to delegate any or all of its responsibilities to subcommittees of the Compensation Committee. The Compensation Committee may delegate to one or more officers of the Company the authority to make grants and awards of cash or options or other equity securities to any non-Section 16 officer of the Company under the Company’s incentive-compensation or other equity-based plans as the Compensation Committee deems appropriate and in accordance with the terms of such plan; provided that such delegation is in compliance with the relevant plan and subject to the laws of the Netherlands and the Company’s articles of association.

Nomination and Corporate Governance Committee

Our Nomination and Corporate Governance Committee consists of Messrs. Attwood, Kilts, Pozen and Ranadivé, with Mr. Pozen serving as Chairman. The Board of Directors has determined that Messrs. Attwood, Kilts, Pozen and Ranadivé meet the definition of “independent director” under the NYSE listing rules and the categorical standards of director independence under our Corporate Governance Guidelines.

Our Nomination and Corporate Governance Committee determines selection criteria and appointment procedures for members of our Board of Directors, periodically assesses the scope and composition of our Board of Directors and evaluates the performance of its individual members, among other responsibilities.

Risk Oversight

Our Chief Executive Officer and other executive officers regularly report to the Board of Directors and the Audit, Compensation and Nomination and Corporate Governance Committees to ensure effective and efficient oversight of the Company’s activities and to assist in proper risk management and the ongoing evaluation of management controls. The Senior Vice President of Corporate Audit reports functionally and administratively to the Company’s Chief Financial Officer and directly to the Audit Committee. The Company believes that the Board’s leadership structure provides appropriate risk oversight of the Company’s activities.

Executive Sessions

Pursuant to our Corporate Governance Guidelines, to ensure free and open discussion and communication among the directors of the Board, they meet regularly with no members of management present. The Chairperson presides at these meetings, referred to as executive sessions. The directors met five times in executive session in 2014. In addition, through the end of 2014, the independent directors met once.

Committee Charters and Corporate Governance Guidelines

Our commitment to corporate governance is reflected in our Corporate Governance Guidelines, which describe the Board of Directors’ views on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by the Board of Directors to ensure that they effectively promote the best interests of the Company, its shareholders and other relevant stakeholders and that they comply with all applicable laws, regulations and stock exchange requirements, in addition to our articles of association and Board regulations. Our Corporate Governance Guidelines, our Committee charters and other corporate governance information are available on our website at www.nielsen.com/investors under Governance Documents.

Code of Conduct and Procedures For Reporting Concerns About Misconduct

We maintain a Code of Conduct and Procedures for Reporting Concerns about Misconduct (the “Code of Conduct”), which is applicable to all of our directors, officers and employees. The Code of Conduct sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws and ethical conduct. The Company will promptly disclose to our shareholders, if required by applicable laws, any waivers of the Code of Conduct granted to officers by posting such information on our website rather than by filing a Current Report on Form 8-K.

The Code of Conduct may be found on our website at www.nielsen.com/investors under Governance Documents.

Director Nomination Process

The Board of Directors seeks to ensure that the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. More specifically, in identifying candidates for membership on the Board, the Nomination and Corporate Governance Committee takes into account (1) threshold individual qualifications, such as strength of character, mature judgment and industry knowledge or experience and (2) all other factors it considers appropriate, including alignment with our shareholders and contractual obligations we have with certain shareholders (as described above). In addition, the Board maintains a formal diversity policy governing the nomination of its members as described below.

When determining whether our current directors have the experience, qualifications, attributes and skills, taken as a whole, to enable our board to satisfy its oversight responsibilities effectively in light of our business and structure, our Board focused primarily on our directors’ valuable contributions to our success in recent years and on the information discussed in the biographies set forth under “—Directors.” In particular, Mr. Calhoun was selected to serve as a director because of his role as our former Chief Executive Officer, the management perspective he brings to Board deliberations and his extensive management expertise at public companies. Mr. Barns was selected to serve as a director because of his role as our Chief Executive Officer and the management perspective he brings to Board deliberations. Mr. Attwood was selected to serve as a director in light of his affiliation with The Carlyle Group, his financial expertise and his background in the telecommunications and media industries. Ms. Hoguet was selected to serve as a director in light of her familiarity with financial reporting, her public-company experience, her experience in the retail industry and her financial and commercial acumen and insight. Mr. Kilts was selected to serve as a director in light of his experience as a public company chief executive officer, his significant experience in the consumer packaged goods industry and financial expertise. Mr. Manwani was selected to serve as a director in light of his international operating experience in the consumer packaged goods industry. Ms. Marinello was selected to serve as a director in light of her significant experience as an executive and a director of various multinational companies and her financial and commercial expertise. Mr. Navab was selected to serve as a director in light of his affiliation with Kohlberg Kravis Roberts & Co., his financial expertise and his background in the media and communications industries. Mr. Pozen was selected to serve as a director in light of his familiarity with financial reporting, his experience as a director of other companies, his work in the investment management industry and his financial and commercial acumen and insight. Mr. Ranadivé was selected to serve as a director in light of his significant experience as a public company chief executive officer and in the software business dealing with analytics, integration, the capturing of relevant information in real time and optimizing behavior based on such information. Mr. Teruel was selected to serve as a director in light of his significant experience in the consumer packaged goods industry and his financial and commercial expertise.

In accordance with our articles of association and our Advance Notice Policy, shareholders may request that director nominees submitted by such shareholders be included in the agenda of our annual meeting of shareholders.

If any shareholder wishes to propose a matter for consideration at our annual meeting of shareholders, the proposal should be mailed by certified mail return receipt requested, to the Corporate Secretary, Nielsen N.V., 40 Danbury Road, Wilton, Connecticut 06897. To be eligible for inclusion in our proxy statement and form of proxy, a proposal must be received by the Corporate Secretary within the time period required under the SEC’s shareholder proposal rule (Rule 14a-8(e) of the Exchange Act).

For a shareholder to request the Board to place a matter on the agenda of the general meeting of shareholders, including director nominations, the shareholders who qualify to do so under applicable law must have given timely notice thereof in writing to the Corporate Secretary and such request must be accompanied by reasons. To be timely, a shareholder’s notice complying with the requirements set forth in our articles of association and Advance Notice Policy must be delivered to the Corporate Secretary at 40 Danbury Road, Wilton, Connecticut 06897 at least 60 days prior to the date of the relevant general meeting of shareholders. Our Advance Notice Policy has other requirements that must be followed in connection with submitting requests to place matters on the agenda. The Nomination and Corporate Governance Committee will consider director candidates recommended by shareholders. The Board may decide not to place any such proposal on the agenda of a shareholders’ meeting if the request by the relevant shareholders is, in the given circumstances, unacceptable pursuant to the standards of reasonableness and fairness (which may include circumstances where the Board, acting reasonably, is of the opinion that putting such item on the agenda would be detrimental to a vital interest of the Company).

Diversity Policy

The charter of our Nomination and Corporate Governance Committee requires the Committee to consider age, gender, nationality and ethnic and racial background in nominating directors and to review and make recommendations, as the Nomination and Corporate Governance Committee deems appropriate, regarding the composition and size of the Board of Directors in order to ensure the Board has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.

The implementation of these diversity policies rests primarily with the Nomination and Corporate Governance Committee as the body responsible for identifying individuals believed to be qualified as candidates to serve on the Board of Directors and recommending that the Board nominate the candidates for all directorships to be filled by the shareholders at their annual meetings.

As Board seats become available, the Nomination and Corporate Governance Committee, and the Board of Directors as a whole, will have the opportunity to assess the effectiveness of the diversity policy and how, if at all, our implementation of the policy, or the policy itself, should be changed.

Communications with Directors

Pursuant to our Corporate Governance Guidelines, anyone who would like to communicate with, or otherwise make his or her concerns known directly to, the chairperson of any of the Audit Committee, Nomination and Corporate Governance Committee and Compensation Committee, the lead independent director or to other non-executive or independent directors as a group, may do so by addressing such communications or concerns to the Corporate Secretary, 40 Danbury Road, Wilton, Connecticut 06897, who will forward such communications to the appropriate party. Such communications may be done confidentially or anonymously. Additional contact information is available on our website, www.nielsen.com/investors, under Contact Us.

Executive Officers of the Company

Set forth below is the name, age as of March 31, 2015 and biographical information of each of our current executives officers, other than Mr. Barns, whose information is presented under “– Directors” above.

Jeffrey R. Charlton	Age 53

Mr. Charlton has been the Senior Vice President and Corporate Controller of Nielsen (or its predecessor) since June 2009. Previously, Mr. Charlton had served as Nielsen’s Senior Vice President of Corporate Audit since joining the Company in November 2007. Prior to joining Nielsen, he spent 11 years with the General Electric Company in senior financial management positions, including Senior Vice President Corporate Finance and Controller of NBC Universal. Prior to joining GE, Mr. Charlton was employed by PepsiCo and began his career in 1983 with the public accounting firm of KPMG. He is a graduate of the University of Connecticut.

James W. Cuminale	Age 62

Mr. Cuminale has been the Chief Legal Officer of Nielsen (or its predecessor) since November 2006. Prior to joining Nielsen, Mr. Cuminale served for over ten years as the Executive Vice President – Corporate Development, General Counsel and Secretary of PanAmSat Corporation and PanAmSat Holding Corporation. In this role, Mr. Cuminale managed PanAmSat’s legal and regulatory affairs and its ongoing acquisitions and divestitures. Mr. Cuminale holds a Bachelor of Arts degree from Trinity College and a J.D.

from Vanderbilt University Law School. He is on the Board of Fellows of Trinity College (since 2013) and the Board of Advisors at Vanderbilt University Law School (since 2011). On April 20, 2015, Mr. Cuminale informed us of his intention to resign as our Chief Legal Officer effective June 30, 2015.

Mary Elizabeth Finn	Age 54

Ms. Finn has been the Chief Human Resources Officer of Nielsen since March 2011. Ms. Finn joined Nielsen in October 2007 as Senior Vice President – Human Resources, Global Leadership Development and in February 2010 was named Senior Vice President – Human Resources for the North America Buy business. Prior to Nielsen, Ms. Finn spent 26 years at GE principally in human resource positions. She is a 1982 graduate of Siena College, magna cum laude, with a Bachelor of Science degree in Finance.

Stephen Hasker	Age 45

Mr. Hasker has been the Global President of Nielsen since August 2014. Before that, he was the President, Global Product Leadership since February 2013. Mr. Hasker joined Nielsen in November 2009 and served as President, Global Media Products and Advertiser Solutions until February 2013 where he led Nielsen’s TV and digital audience measurement, advertising effectiveness and social media solutions. Mr. Hasker was at McKinsey & Company from July 1998 through October 2009, and served as a partner of the firm in the Global Media, Entertainment and Information practice. Prior to McKinsey, Mr. Hasker spent five years in several financial roles in the U.S., Russia and Australia. Mr. Hasker has also been a board member of Global Eagle Entertainment, Inc. since April 2015. Mr. Hasker holds an undergraduate economics degree from the University of Melbourne, has an MBA and a Masters in International Affairs both with honors from Columbia University and is a member of the Australian Institute of Chartered Accountants.

Jamere Jackson	Age 46

Mr. Jackson has been the Chief Financial Officer of Nielsen since March 2014. Prior to joining Nielsen, he was the Vice President & Chief Financial Officer of GE Oil & Gas – Drilling & Surface. He joined GE in 2004 and held a variety of leadership roles in GE Corporate and GE Aviation before joining GE Oil & Gas. In 2013, he was named a GE Vice President and Company Officer. Prior to joining GE, Mr. Jackson held several roles in finance, mergers and acquisitions and strategic planning at Procter & Gamble, Yum Brands (Pizza Hut), First Data Corporation and Total System Services. He received his undergraduate degree in Finance and Business Economics from the University of Notre Dame in 1990 and is a Certified Public Accountant.

Arvin Kash	Age 72

Mr. Kash has been a Vice Chairperson of Nielsen since January 2012. Mr. Kash is the founder of The Cambridge Group, a growth strategy consulting firm, which became a subsidiary of Nielsen in March 2009. He served as its Chairman from December 2010 until December 2011 and prior to that was its Chief Executive Officer. Mr. Kash is a member of the Washington Business Forum and serves on the board of directors of Northwestern Memorial Hospital. He is a graduate of DePaul University.

John Lewis	Age 57

Mr. Lewis has been the Global President of Nielsen since August 2014. Prior to that, Mr. Lewis was in various executive leadership roles of increasing responsibility at Nielsen, including, most recently, President, Americas with responsibility for leading Nielsen’s Watch and Buy growth strategy in Latin America as well as managing the business performance and strategic direction of Nielsen Buy in the United States and Canada. From 2006 to 2013, Mr. Lewis led Nielsen’s North America Buy business. Prior to this, he served in various executive roles both within and outside the Company. Mr. Lewis holds a Masters of business administration degree from Northwestern University’s Kellogg School of Management and an undergraduate degree in political science from Princeton University.

Brian J. West	Age 45

Mr. West has been the Chief Operating Officer of Nielsen since March 2014. Prior to that, Mr. West was the Chief Financial Officer of Nielsen (or its predecessor) since February 2007. Prior to joining Nielsen, he was employed by the General Electric Company as the Chief Financial Officer of its GE Aviation division from June 2005. Prior to that, Mr. West held several senior financial positions across GE businesses, including NBC and Plastics. Mr. West is a veteran of GE’s financial leadership program and spent more than 16 years with GE. He is a 1991 graduate from Siena College with a degree in Finance and holds a Masters of Business Administration from Columbia University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, persons who own more than 10% of a registered class of our equity securities and certain entities associated with the foregoing (the “Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC rules to furnish us with copies of all Forms 3, 4 and 5, and amendments thereto, that they file with the SEC.

Based solely on our review of copies of such reports and written representations from the Reporting Persons, we believe that the Reporting Persons complied with all Section 16(a) filing requirements during 2014, except that the Company filed one late Form 4 for one transaction on behalf of Mr. Habib, the Company’s former Chief Operating Officer.

Item 11.	Executive Compensation

The following discusses the compensation for our Chief Executive Officer, each person who served as our Chief Financial Officer during 2014, and our three other most highly compensated executive officers for 2014, our “Named Executive Officers” (“NEOs”).

Mitch Barns	Chief Executive Officer
Jamere Jackson	Chief Financial Officer (who became our Chief Financial Officer effective March 10,2014)
Brian West	Chief Operating Officer (who ceased to serve as our Chief Financial Officer upon his appointment as Chief Operating Officer effective March 10, 2014)
Stephen Hasker	Global President
John Lewis	Global President
James Cuminale	Chief Legal Officer

Compensation Discussion & Analysis

Executive Summary

Nielsen is a global performance management company. The information and insights that the company provides to clients covers more than 90 percent of the globe’s GDP and population and provides a comprehensive understanding of what consumers watch and what they buy and how those choices intersect. Our Watch segment provides media and advertising clients with an understanding of their total audience for content and advertising campaigns across all devices where content is consumed. Our Buy segment offers consumer packaged goods manufacturers and retailers the industry’s only global view of retail performance measurement as well as visibility into local market dynamics in 106 countries. When blending the Watch and Buy capabilities – including intelligence into marketing, advertising, media content, manufacturing, retail, consumption and supply chain data, we provide the must-have, must-know information on audiences, brands and markets.

Nielsen is dedicated to driving consistent performance through the cycles and has proven this commitment by posting solid operating performance and by reliably returning value to shareholders. In line with best in class compensation practices, the company’s long-term business performance and progress against strategic initiatives form the context in which pay decisions are made. We have delivered resilient business performance with sustained growth over the last three years, and notably sustained solid growth in 2014, Mitch Barns’ first year as CEO, as presented below:

For 2014:

•	Revenues up 12.4% over prior year on a constant currency* basis

•	Adjusted EBITDA** up 16.5% over last year on a constant currency* basis

•	Normalized free cash flow*** up 18.8% over prior year

NORMALIZED FREE CASH FLOW***

($ in millions – as reported)	2014	2013	2012
Net cash provided by operating activities	$1,093	$901	$784
Capital expenditures	(412)	(374)	(358)

Free Cash Flow	$681	$527	$426
One-time Arbitron costs	—	46

Normalized Free Cash Flow	$681	$573	$426

*	We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. See pages 40 and 41 of the annual report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC for the reconciliation of the revenue and Adjusted EBITDA growth on a constant currency basis.
**	We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, goodwill and intangible asset impairment charges, stock-based compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items considered unusual or non-recurring in nature. For a reconciliation of net income to Adjusted EBITDA, see page 35 of our annual report on Form 10-K for the year ended December 31, 2014.

***	We define normalized free cash flow as net cash provided by operating activities less capital expenditures, and in 2013 less Arbitron one-time transaction costs.

Total Shareholder Return* (TSR)

The chart below shows the value of a $100 investment in Nielsen stock over the 2-year period ending December 31, 2014. This period was selected to align with the introduction of our dividend policy and share repurchase program in 2013. We have compared our performance to the S&P 500 and to a market cap-weighted average of the peer group we use to benchmark TSR performance in our Long Term Performance Plan (“LTPP”) as described under (“—How Pay Decisions are Made—Long-Term Performance Plan”). While our 2014 TSR performance was essentially flat versus 2013, over the two-year period we have delivered more value for investors than a comparable investment in either of these benchmarks.

*	We define total shareholder return as the change in stock price over the 2-year period ended December 31, 2014, assuming monthly reinvestment of dividends

Strategic Framework

Three dimensions make up Nielsen’s strategic framework:

1.	Performance Management – we measure performance and then help our clients improve that performance.

2.	Consumer Focus – we measure the consumer, wherever and whenever they watch or buy. We follow consumer behavior, not just distribution streams or points of contact.

3.	Global Presence – we cover 90 percent of the world’s population and GDP. No other company comes close to our footprint and we are committed to leveraging that coverage for our clients.

Performance Management

Independent, third-party measurement is more valuable than ever in today’s fast-changing, fragmenting world. In Watch, our focus is on ratings – currency-grade ratings that are comparable across all screens, devices, and platforms, measuring the Total Audience. In Buy, it’s sales and market share, providing both granular local views and consistent global views. We also help our clients improve their performance through analytics that leverage our measurement as well as other datasets. These analytics focus on things like increasing the ROI of advertising, maximizing the impact of a promotion budget, boosting new product success rates, and more.

Highlights for 2014:

•	Significant progress in e-commerce measurement through partnerships with Alibaba, Lazada, and Flipkart

•	Integration of Arbitron and Harris Interactive delivered significant synergies and expanded capabilities

•	Enhanced our Innovation and Sales Effectiveness Practices through selective investments in new capabilities. These enhancements helped us win several new clients in 2014

•	Improvements enacted to our core delivery platforms including Answers on Demand, Global Track Complete and MediaViews

Consumer Focus

We focus on measuring consumers and we follow them wherever they go. Consumers have more choice than ever before for what they watch and what and where they buy. For Nielsen it means more things to measure.

We take on the challenge of measuring the consumer across every part of the market – the easier and more efficient parts and the more difficult parts. This is what sets us apart from our competitors.

Highlights for 2014:

•	Online Campaign Ratings (OCR) has become the preferred digital advertising metric for 19 of the top 25 advertisers in the U.S.

•	Introduced the measurement solution for advertising and content ratings on mobile devices

•	Expanded partnership with Facebook to support OCR and digital content ratings

•	Game-changing partnership with Adobe Systems enabling our new Digital Content Ratings metric

Global Presence

Our global footprint – currently at 106 countries – is unrivaled. This footprint is a significant advantage for our company. In addition to providing us an impressive access to talent and innovation from all over the world, it gives us access to a diverse client base – global players as well as the emerging local and regional players, especially in Asia. This diversity of clients is another unique Nielsen strength.

Highlights for 2014:

•	Accelerated our growth in Emerging Markets, up 9.5% (vs 7% in 2013) with strong growth from fast rising local companies

•	Strengthened our position in Japan through a partnership with Intage

•	Strengthened analytics capabilities in new markets through investments in India and Myanmar

Executive Compensation Overview

Nielsen’s executive compensation program is designed to incent and reward our leadership team to deliver sustained financial performance and long-term shareholder value.

Key considerations in 2014 were:

Say on Pay

In 2014, 77% of our shareholders voted to approve our executive compensation program (on an advisory basis). We reviewed our compensation programs with shareholders following the publication of the proxy advisory reports, and following the shareholder vote the Compensation Committee conducted an extensive review of our programs with a view towards ensuring continued alignment with shareholders. We have taken the following actions:

Feedback	Action
More disclosure about the performance basis of annual incentive payments	We have clarified the formulaic basis of the plan funding and the quantitative assessments that govern final payout decisions

More information about the objective setting process for annual and long-term incentive programs to better understand the rigor of the targets

We enhanced our disclosure:

•    Performance targets are set in alignment with annual operating plans and long-term strategic plan targets

•    Targets are carefully designed to be aggressive and achievable

We increased the rigor of our long-term performance incentive plan effective 2015

•    Payouts under the relative TSR component are capped in the event that absolute TSR is negative

Meritocracy

Our pay for performance philosophy differentiates rewards based on quantitative assessments of business financial performance and individual contributions towards core objectives. NEOs participate in the same performance assessment process applicable to all managerial employees, including an annual performance appraisal and semi-annual individual peer rankings of performance and leadership impact.

Total Company Performance

We strive to create a culture that reflects our core values of Open, Simple, and Integrated. Our compensation programs reinforce the values by focusing all employees on simple, unifying objectives. To that end, NEOs participate in the same annual incentive plan applicable to all managerial employees, which is funded based on company EBITDA performance (which funding level is referred to as the “Bonus Funding EBITDA”) which we define on page 101. Additionally, NEOs’ performance assessments and pay decisions are influenced by our total company performance versus financial objectives (see “—2014 Pay Decisions and Performance—Financial”) and specific individual business financial objectives where appropriate.

Variable Pay at Risk

A significant portion of each NEO’s compensation is at risk; dependent on the achievement of challenging annual and long-term performance targets and/or the performance of our share price as laid out in the charts and tables below. Long-term pay is delivered exclusively in equity to align with shareholder value. Short-term pay is delivered mostly in cash but 25% of the annual incentive is delivered in restricted stock units (“RSUs”) that are subject to vesting over two years.

CEO 2014

	Element of Total Direct Compensation	2014
CEO	Proportion of pay subject to specific quantitative performance	57%
	Proportion of pay at risk	86%
	Proportion of pay delivered in the form of equity	67%
	Proportion of pay delivered in long-term equity (vesting periods of three years or more)	60%

Other NEOs 2014*

	Element of Total Direct Compensation
NEOs*	Proportion of pay subject to specific quantitative performance	54%
	Proportion of pay at risk	81%
	Proportion of pay delivered in the form of equity	62%
	Proportion of pay delivered in long-term equity (vesting periods of three years or more)	56%

*	Excludes one-time hiring awards made to Mr. Jackson (see below under “—Summary of NEO Pay Decisions”)

Executive Compensation Elements

	Purpose	2014 Features
Annual Base Salary	Attract and retain top talent	• Reviewed in intervals of 24-36+ months
Annual Incentive	Motivate executives to accomplish short-term business performance goals that contribute to long-term business objectives

•    Initial individual payout is determined by “Bonus Funding EBITDA” (as defined on page 101) performance formula that determines incentive plan funding for all participants

•    Zero funding if EBITDA performance is below threshold

	Purpose	2014 Features

•    100% funding for 7% EBITDA growth over prior year

•    107% funding for 9% EBITDA growth over prior year

•    25% of payout is delivered in incentive restricted stock units (“annual incentive RSUs”) that vest in two equal annual installments

•    Payouts are capped at 200% of target

Long-Term Incentive (LTI)
Long-Term Performance Plan (“LTPP”) Performance Restricted Stock Units (“Performance RSUs”)	Alignment with long-term shareholder return

•    Three-year cumulative performance goals

•    50% of LTI value

•    Zero payout for performance below threshold

•    Payouts are capped at 200% of target

•    Payouts capped if absolute TSR growth is negative (effective 2015)

•    No dividend equivalents on unearned performance shares

Stock Options	Alignment with shareholder return	• Four-year time-vested • 25% of LTI value
Restricted Stock Units (“RSUs”)	Alignment with shareholder return and retention	• Four-year time-vested • 25% of LTI value
Health and Welfare Plans, Perquisites	Promote wellness and avoid distractions caused by unforeseen health/financial issues	• Health and Welfare plans generally available to other employees • De minimis financial planning and health exams

Summary of NEO Pay Decisions

Mr. Barns was appointed to serve as Chief Executive Officer effective January 1, 2014. Mr. Barns has been an employee of Nielsen since 1997 and has been in the industry since 1985. He has held leadership roles in both developed and developing markets on three different continents, and has led teams within both our Buy and Watch business segments. His leadership has driven added value for our clients and shareholders while building our talent base for the future.

As a result of Mr. Barns’ promotion and to reflect his additional responsibilities, the Compensation Committee approved the following compensation:

Short-Term compensation

•	Base salary was increased from $800,000 to $1,000,000 effective January 1, 2014

•	Annual incentive target opportunity was increased from $700,000 to $1,800,000 for 2014

Long-Term Incentive (“LTI”)

•	Award of 43,500 performance RSUs under the LTPP covering the period 2014-2016, granted on February 20, 2014

•	Awards of 141,000 stock options and 23,800 RSUs, granted on October 29,2014

•	The value of Mr. Barns’ LTI opportunity is $4,249,440

Based on the committee’s full year performance assessment Mr. Barns was awarded an annual incentive payout of $1,820,000, of which 75% was paid in cash and 25% was paid in annual incentive RSUs which will vest in equal annual installments over two years.

Other NEOs

Jamere Jackson

Effective March 10, 2014, we hired a Chief Financial Officer, Jamere Jackson, to succeed Mr. West. Mr. Jackson’s base salary was set at $700,000 and his 2014 annual incentive opportunity set at $ 700,000. Under the terms of his offer, Mr. Jackson was granted, on March 10, 2014, 20,000 performance RSUs under our LTPP covering the period 2014-2016, and on October 29, 2014, 65,000 stock options and 11,000 RSUs, having a combined value of $1,954,064 in line with the target values approved by the Compensation Committee. Based on the committee’s full year performance assessment Mr. Jackson was awarded an annual incentive payout of $750,000, of which 75% was paid in cash and 25% was paid in annual incentive RSUs which will vest in equal annual installments over two years. Additionally, the Compensation Committee awarded Mr. Jackson 81,081 RSUs in order to compensate him for the loss of unvested equity at his prior employer and approved a cash payment of $2,600,000 to compensate him for the loss of his unvested supplemental executive retirement plan benefits (“SERP”) which would have been earned if he had continued in employment with his prior employer. Mr. Jackson received 50% of the cash payment, equal to $1,300,000, upon hire, which must be repaid in full if his employment terminates within the first year of his employment and 50% of this amount must be repaid if his employment terminates during the following year, unless such termination is not for “cause” or for “good reason.” The remaining portion of the cash payment will be paid in four equal annual installments of $325,000, commencing on the first anniversary of his hire date as long as he is an employee on the applicable hire anniversary. Mr. Jackson is required to repay each installment in full if his employment terminates within one year of receipt of each installment unless such termination is not for “cause” or for “good reason.”

Brian West

Mr. West was Chief Financial Officer until March 10, 2014, when he was appointed Chief Operating Officer. As a result of his promotion, his base salary, which had remained flat since 2011, was increased 12% to $950,000, and his 2014 annual incentive opportunity set at $1,750,000. Mr. West was granted, on February 20, 2014, 38,000 performance RSUs under our LTPP covering the period 2014-2016, and on October 29, 2014, 122,500 options and 20,700 RSUs, having a combined value of $3,703,318 in line with the target value approved by the Compensation Committee. Based on the Committee’s full year performance assessment Mr. West was awarded an annual incentive payout of $1,800,000 of which 75% was paid in cash and 25% was paid in annual incentive RSUs which will vest in equal annual installments over two years

Stephen Hasker

In 2014, Mr. Hasker was appointed Global President, with global leadership responsibility for our Product Leadership function and our US Watch business. His base salary, which had remained flat since 2011 was increased by 13% to $900,000 to reflect his additional responsibilities and his 2014 annual incentive target opportunity was set at $900,000. He was granted, on February 20, 2014, 20,100 performance RSUs under the LTPP covering the period 2014-2016 and on October 29, 2014, 65,000 stock options and 11,000 RSUs, having a combined value of $1,962,515 in line with the target values approved by the Compensation Committee. Based on the Committee’s full year performance assessment Mr. Hasker was awarded an annual incentive payout of $950,000, of which 75% was paid in cash and 25% was paid in annual incentive RSUs which will vest in equal annual installments over two years.

John Lewis

In 2014 Mr. Lewis was appointed Global President, with global leadership responsibility for our Client Service function and our Consumer Packaged Goods vertical. His base salary was increased by 10% to $770,000 effective August 1, 2014 to reflect his additional responsibilities and his 2014 annual incentive target set at $820,000. He was granted, on February 20, 2014, 19,600 performance RSUs under the LTPP covering the period 2014-2016 and, on October 29, 2014, 70,000 stock options and 11,800 RSUs, having a combined value of $2,008,197 in line with the target value approved by the Compensation Committee. Based on the Committee’s full year performance assessment Mr. Lewis was awarded an annual incentive payout of $750,000, 75% of which was paid in cash and 25% was paid in annual incentive RSUs, which will vest in equal annual installments over two years.

James Cuminale

Mr. Cuminale has been our Chief Legal Officer since 2006. His base salary of $700,000 has remained flat since 2012 and his 2014 annual incentive target is $925,000. He was granted, on February 20, 2014, 16,300 performance-based RSUs under the LTPP covering the period 2014-2016 and on October 29, 2014, 52,500 options and 8,900 RSUs, having a combined value of $1,589,056 in line with the target value approved by the Compensation Committee. Based on the committee’s full year performance assessment Mr. Cuminale was awarded an annual incentive payout of $930,000, of which 75% was paid in cash and 25% was paid in annual incentive RSUs that will vest in equal annual installments over two years.

Realizable Pay

A significant portion of executive pay is at risk depending on business performance and market conditions. The actual pay earned as cash or made available via the vesting of stock awards during the year is considered the “realizable pay.” Realizable pay is different from the amounts reported in the Summary Compensation Table (as shown under “—Tables and Narrative Disclosure—Summary Compensation Table”), which uses the accounting grant date opportunity value of equity awards.

We define realizable pay as:

•	cash received as base salary in each year;

•	cash annual incentives and other bonuses earned in each year;

•	intrinsic value (share price minus exercise price) of stock option awards vesting in each year using the share price on December 31, of the prior year;

•	market value of restricted stock units vesting in each year using the share price on December 31, of the prior year; and

•	value of financial planning reimbursements and executive health examination reimbursements as outlined under “—Summary Compensation Table—Other Compensation”

The table below presents the realizable pay for each of our Named Executive Officers in the period stated compared to the amount of compensation reported for each of our NEOs in the Summary Compensation Table.

	Realizable Pay*				Total Compensation in Summary Compensation Table*
	2013	2014	Percentage Increase/(Decrease)		2014	Percent Variance to 2014 Realizable Pay
Mitch Barns	$2,458,720	$3,813,777	55%		$6,957,892	82%
Jamere Jackson**	N/A	$2,427,885	N/	A	$8,250,125	240%
Brian West	$4,761,556	$4,258,139	(11)%		$6,392,431	50%
Stephen Hasker	$3,037,289	$3,753,249	24%		$3,798,990	1%
John Lewis	$3,255,831	$2,736,003	(16)%		$3,549,573	30%
James Cuminale	$4,251,697	$2,657,273	(38)%		$3,247,796	22%

*	Excludes change in pension value. Excludes 25% of the 2014 plan year annual incentive award, which was delivered in restricted stock units in February 2015
**	The Summary Compensation Table value for Mr. Jackson includes the special payments he received upon hire to cover the loss of unvested equity and unvested SERP benefit at his prior employer (see”—Summary of NEO pay decisions”)

The increase in realizable pay for Mr. Barns was mainly due to the increases made to his base salary and annual cash incentive upon his promotion to CEO.

NEO Compensation Practices

What we do

•	Emphasize long-term equity in prospective pay increases

•	Require all Executive Officers to hold a significant amount of Nielsen stock (as outlined under “—Compensation Practices and Governance—Shareowner Guidelines”)

•	Prohibit hedging of shares and pledging of share-based awards and shares subject to stock ownership guidelines.

•	Recoup incentive awards in the event of intentional misconduct on the part of the executive, financial restatement as a result of the intentional misconduct, and where the award would have been lower as a result of the restatement). The policy is shown under “—Other Policies and Guidelines—Clawback Policy.”

•	Offer de-minimis perquisites

What we don’t do

•	No excise tax gross-up agreements from 2015. On February 17, 2015 Mr. Cuminale (who was the only NEO who had such a provision waived a legacy gross-up provision) in his severance agreement as described in “—Other Policies and Guidelines—Severance.”

•	No single trigger accelerated vesting of equity in the event of a change in control (applies to all equity granted since 2011)

•	No dividend equivalents paid on unearned performance restricted stock units granted under the LTPP

2014 Pay Decisions and Performance

Financial

Metric	Target	Result
Bonus Funding EBITDA (growth % over prior year)	7% - 9%	7.3%
Revenue growth at constant currency**	11.5% - 13.5%	12.4%
Cash Flow growth as reported	15% - 22%	19%

*	We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results.

CEO Performance Assessment for Mitch Barns

The Committee considered Bonus Funding EBITDA, total company revenue and free cash flow performance as presented above and Mr. Barns’ performance against objectives as presented below to arrive at their final performance assessment.

Objectives

Commercial Growth

Commercial growth met operating plan objectives as follows:

Total company growth

Revenues for the full year increased 10.3% to $6,288 million, or 12.4% on a constant currency basis compared to 2013. Revenues, excluding the impact of the Arbitron and Harris acquisitions, increased 2.4%, or 4.5% on a constant currency basis in line with expectations

Business segment growth

Revenues within the Buy segment grew 3.4%, or 6.3% on a constant currency basis, to $3,523 million in line with expectations. Excluding Harris, Buy revenues grew 3.6% on a constant currency basis, driven largely by new client wins and 9.5% growth in emerging markets.

Revenues within the Watch segment increased 20.4%, or 21.3% on a constant currency basis, to $2,765 million in line with expectations. Excluding Arbitron, Watch revenues increased 4.9%, or 5.8% on a constant currency basis, driven by continued strength in Audience Measurement, including Digital, and Marketing Effectiveness.

Delivered growth in strategically important areas, at or above expectations. Marketing Effectiveness (connecting consumer advertising exposure with subsequent purchasing behavior) delivered double-digit growth and in emerging markets we accelerated growth to 9.5% (from 7% in 2013).

Client wins

Several client wins in 2014 represent a significant achievement and will provide positive momentum in 2015 and beyond.

Strategy and Initiatives

Total audience

Delivered strongly against our critical objective to measure the “total audience” on all devices wherever and whenever content is consumed. We launched several new measurement capabilities on schedule: Mobile Online Campaign Ratings (mOCR) to measure advertising exposure on mobile devices, Mobile TV Ratings to measure exposure to advertising within TV content on mobile devices, and Digital Content Ratings for measuring audiences for digital content by closing a partnership with Adobe. Additionally, the market penetration of our Online Campaign Ratings (OCR) metric continued to progress and is now the preferred digital advertising metric for the vast majority of the top 25 US advertisers. In our audio measurement business, we successfully completed the integration of our 2013 Arbitron acquisition, achieved our cost synergy goals, and introduced new capabilities and product enhancements to the market.

Expand coverage

We made good progress against our objective to provide full measurement of e-commerce transactions via closing partnership agreements with Alibaba, Lazada, and Flipkart. We strengthened our position in Japan via a commercial agreement with Intage and entered the fast-growing market of Myanmar

Acquisitions

We closed several acquisitions, which enhanced our Innovation Practice capabilities; expanded our survey research capabilities; augmented our analytics capabilities in India; strengthened our Sales Effectiveness Practice; and reinforced our e-commerce capabilities with retailers

Productivity

Productivity gains were above operating plan expectations.

Talent Development

Leadership

The CEO transition was very successful. Mr. Barns retained a strong senior team with high levels of collaboration and motivation. Twelve leadership changes added diversity and vitality to the team including internal succession moves for the roles of Chief Operating Officer, Global President Client Services, Global President Product Leadership, and Chief Diversity Officer and new hires for the roles of Chief Financial Officer, and Executive Vice President of Marketing and Communications.

Talent pipeline

We continued to invest in leadership development through our global top talent leadership programs and expanded entry-level programs. These contribute to both the strength and retention of our leaders. In early 2015, Nielsen debuted at number 22 on the annual list of Best Companies for Leaders in Chief Executive Magazine.

Diversity

The inaugural class of our Diverse Leadership Network graduated in 2014. Nielsen was named to the “Diversity Top 50” in Diversity Inc. for the first time.

Capital Allocation

Balanced capital allocation plan

We increased the quarterly dividend by 25%, executed $466 million of stock buy backs and increased the go-forward stock repurchase authorization by an incremental $1b.

Debt

We refinanced $5 billion of debt while increasing covenant flexibility, reducing interest cost by approximately $20 million, and extending weighted average life.

Shareholders

During the year, Management met with 389 investors, up 19% over prior year and held a major Analyst Day event in early December that received favorable reviews from analysts and investors.

Performance Assessment

The plan formula (see under “—How Pay Decisions are Made—Annual Incentive Plan”) provided Mr. Barns an initial payout of 101% of his target opportunity.

The Compensation Committee assessed that the company’s commercial growth had met objectives and considered the accelerated growth in the Marketing Effectiveness and emerging markets segments as exceeding expectations. The progress in advancing Total Audience coverage in our Watch segment was assessed as above expectations. The committee considered Mr. Barns’ leadership impact noting a seamless transition to CEO, retaining key leaders, building a strong leadership team, and the results accomplished from the emphasis he placed on future leadership development and diversity. Based on its full performance assessment, the committee awarded Mr. Barns’ an annual incentive payment of $1,820,000 or 101% of his target opportunity.

As a result of his promotion to the position of CEO Mr. Barns base salary was increased by 25% to $1,000,000. He was awarded 43,500 performance RSUs under the LTPP, and 141,000 stock options and 23,800 RSUs, in line with the target long-term incentive value approved by the Committee at the beginning of the year.

Performance Assessments for Other NEOs

Based on the annual incentive plan formula (see under “—How Pay Decisions are Made—Annual Incentive Plan”) the initial incentive payout for each NEO was 101%.

NEOs are measured against the company financial objectives as disclosed above (under “—2014 Pay Decisions and Performance—Financial”). Additionally, Mr. Hasker and Mr. Lewis are measured against the financial performance of their respective business units.

Mr. Barns makes pay recommendations for his direct reports after quantifying their contributions to Nielsen’s financial performance and assessing performance against objectives set at the beginning of the year. He also considers the quality of the results delivered using a framework that quantifies the performance of each individual relative to his/her peers on factors such as leadership, Nielsen values, and degree of challenge. This qualitative assessment helps manage risk and better differentiates rewards for exceptional leaders.

Performance Assessment for Jamere Jackson

Financial

Mr. Jackson was assessed on total company financial metrics (as described above (under “—2014 Pay Decisions and Performance—Financial”) and on his performance against objectives presented below.

Objectives

Capital Allocation

Mr. Jackson helped devise and execute the company’s capital allocation strategy, which delivered exceptional results in 2014:

•	Led the execution of the share buy back program to drive shareholder value

•	Announced a $1 billion share buy back program to be executed by mid-2016

•	Refinanced approximately $5 billion of Nielsen debt and lowered interest cost by approximately $20 million/year

•	Increased the dividend by 25% to $1.00/share

Organization Capability

Mr. Jackson executed several structural changes and leadership moves within his team, adding to the growth, vitality, and efficiency of the team. The investor relations team executed on proactive outreach to forge highly effective relationships with buy and sell side investors and converted ~60% of our top 25 institutional targets into Nielsen shareholders.

Performance Assessment

The plan formula (see under “—How Pay Decisions are Made—Annual Incentive Plan”) provided Mr. Jackson an initial payout of 101% of his target opportunity.

The Compensation Committee considered the company’s commercial growth and Mr. Jackson’s leadership contribution in devising and executing the company’s capital allocation plan. The committee noted that Mr. Jackson, in his first year as CFO had made a significant leadership impact. He drove the company’s successful shareholder outreach program and improved the development of the Finance talent pipeline. Based on its full performance assessment, the committee adjusted Mr. Jackson’s annual incentive payment to $750,000 or 107% of his target opportunity.

As a result of his appointment as Chief Financial Officer Mr. Jackson’s base salary was set at $700,000 and he was awarded 20,000 performance RSUs under the LTPP and 65,000 stock options and 11,000 RSUs, in line with the target long term incentive value set by the Committee at the beginning of the year.

Performance Assessment for Brian West

Financial

Mr. West was assessed on total company financial metrics (as described above (under “—2014 Pay Decisions and Performance—Financial”) and on his performance against objectives presented below.

Objectives

Organization

Mr. West was promoted to the role of Chief Operating Officer at the beginning of the year and took action immediately to simplify his the organization to better integrate the internal processes for delivering products to clients. The restructuring was significant and was accomplished ahead of expectations. Over 200 leadership moves were made with 70% of leaders appointed to new or expanded roles. The results in the first year exceeded expectations, with productivity gains and operating expenses that were both favorable to operating plan targets.

Clients

Mr. West developed a vision and strategy for our future technology platform. His engagement with clients and investor groups were impactful in demonstrating Nielsen’s unique value in measuring and improving client’s performance particularly as consumer viewing and purchasing continues to shift toward digital platforms.

Quality

Due to the changes initiated by Mr. West, day-to-day quality performance achieved record levels of compliance and quality incidents and escapes were down 15% from prior year.

Performance Assessment

The plan formula (see under “—How Pay Decisions are Made—Annual Incentive Plan”) provided Mr. West an initial payout of 101% of his target opportunity.

The Compensation Committee considered the company’s commercial growth and Mr. West’s major restructuring of his function, which employs approximately 65% of the Company’s employees. He provided leadership that produced productivity savings above operating plan expectations and yielded continuing improvements to quality. The committee noted that Mr. West had made a significant leadership impact internally and externally by articulating a clear vision for the Company’s future technology platform. Based on its full performance assessment, the committee adjusted Mr. West’s initial incentive payment to $1,800,000 or 103% of his target opportunity.

As a result of his promotion to the position of Chief Operating Officer, Mr. West’s base salary was increased by 12% to $950,000 and he was awarded 38,000 performance RSUs under the LTPP and 122,500 stock options and 20,700 RSUs, in line with the target long term incentive value approved by the Committee at the beginning of the year.

Performance Assessment for Stephen Hasker

Financial

Mr. Hasker was assessed on total company financial metrics (as described above (under “—2014 Pay Decisions and Performance—Financial”) and on his performance against objectives presented below.

Objectives

Watch business growth

Under Mr. Hasker’s leadership, the Watch strategy translated into accelerated revenue and EBITDA growth across the business segments along with strong expense management, above plan expectations. The core Watch business grew 5.8%. Other businesses critical to our growth strategy saw growth over prior year and performances consistently above plan including double-digit growth in our Marketing Effectiveness business.

Total Audience

A critical objective was to establish and market our unique Watch portfolio capabilities for measuring the total audience for video across all platforms. Mr. Hasker’s team performed above expectations, engaging key clients to shape our strategy to launch Mobile Online Campaign Ratings, Mobile TV Ratings, and Digital Content Ratings through our partnership with Adobe, as well as to drive progress in the client adoption of our Online Campaign Ratings metric.

Global Buy Product Leadership

In 2014, Mr. Hasker and his team implemented, on plan, a structure aligned around Global Practices that provide integrated solutions for clients in the areas of Innovation (new product development), Performance Management (measuring and improving performance across the retailer-manufacturer value chain), Marketing Effectiveness (connecting what consumers watch with what they buy) and Sales Effectiveness (increase customer loyalty by optimizing pricing and assortment). As a result, Global Practices were established within our regional business units around the world and are driving broader client relationships and revenue growth, especially in key in emerging markets.

Performance Assessment

The plan formula (see under “—How Pay Decisions are Made—Annual Incentive Plan”) provided Mr. Hasker an initial payout of 101% of his target opportunity.

The Compensation Committee considered the company’s commercial growth and the revenue performance of the global Watch business, which was in line with expectations. The committee also considered the above-expectation results that were achieved by Mr. Hasker in executing our “Total Audience” strategy, the adoption of OCR by clients, and the progress on our global Buy product strategy. Based on its full performance assessment, the committee adjusted his annual incentive payment to $950,000 or 106% of his target opportunity.

As a result of his promotion to the position of Global President, Mr. Hasker’s base salary was increased by 13% to $900,000 and he was awarded 20,100 performance RSUs under the LTPP and 65,000 stock options and 11,000 RSUs, in line with the target long term incentive value set by the Committee at the beginning of the year.

Performance Assessment for John Lewis

Financial

Mr. Lewis was assessed on total company financial metrics (as described above (under “—CEO performance assessment—Financial”) and on his performance against objectives presented below.

Objectives

Commercial Growth and Productivity

Mr. Lewis is responsible for all regions of Nielsen’s business, with the exception of the Watch business in North America. He took on this role in August, 2014, and has begun implementing more segmented market approaches to maximizing growth and increasing our emphasis on E-Commerce.

Mr. Lewis was assessed also for his previous accountability running The Americas (North America Buy and Latin America). The Americas saw high double-digit growth in Latin America, but was below plan growth in North America, resulting in EBITDA also below plan.

Acquisitions and Client Wins

Mr. Lewis led improvements to our North American capabilities through closing and integrating two acquisitions that strengthened our Consumer Insights capabilities and our Innovation Practice.

Organization

In a challenging year for the Americas business, Mr. Lewis made a significant leadership impact in creating a solid foundation for 2015. In addition to closing two major acquisitions, he executed a seamless succession into the role of President, North America Buy and initiated structural changes and improved operational efficiencies in Mexico and Brazil including the introduction of new leadership for the Brazilian market.

Performance Assessment

The plan formula (see under “—How Pay Decisions are Made—Annual Incentive Plan”) provided Mr. Lewis an initial payout of 101% of his target opportunity.

The Compensation Committee considered the company’s commercial growth and the performance of the North America Buy and Latin America businesses (“The Americas”). The committee noted the strong foundation Mr. Lewis had established in our Americas businesses due to client wins and acquisitions in North America and restructuring in Latin America. They noted his quick start in his new global role with emphasis on segmentation of developing markets and increased emphasis on e-commerce. Based on its full performance assessment, due to the below-plan Americas business performance, the committee adjusted Mr. Lewis’ initial annual incentive payment to $750,000 or 91% of his target opportunity.

Performance Assessment for James Cuminale

Financial

Mr. Cuminale was assessed on total company financial metrics (as described above (under “—2014 Pay Decisions and Performance—Financial”) (under “—CEO performance assessment—Financial”).

Objectives

Third Party Initiatives

Mr. Cuminale guided the company through multiple acquisition and partnership negotiations. In addition to his duties as Chief Legal Officer, he ensured the continuity of corporate business development activities worldwide through the transition of responsibilities to a new Head of Business Development. He had a significant impact on important audience measurement initiatives in Latin America and India.

Board/Governance

Mr. Cuminale oversaw the process for the recruitment of two new Board directors and effected improvements to the management of Board activities.

Compliance and Ombudsman Program

Mr. Cuminale established the Ombudsman program two years ago and led changes in 2014 to expand its scope and increase its effectiveness.

Mr. Cuminale oversaw the effective operation of our compliance program and was influential in promoting NIelsen’s integrity standards internally and externally.

Performance Assessment

The plan formula (see under “—How Pay Decisions are Made—Annual Incentive Plan”) provided Mr. Cuminale an initial payout of 101% of his target opportunity.

The Compensation Committee considered the company’s commercial growth and additionally noted Mr. Cuminale’s significant contribution to our new business development strategy and Board governance, and his leadership of our compliance and ombudsman program. Based on its full performance assessment, the committee made no adjustment to his initial payout of $930,000 or 101% of his target opportunity.

No change was made to Mr. Cuminale’s base salary in 2014 in line with our practice of awarding salary increases in intervals of 24 –36+ months unless there is a change in role. He was awarded 16,300 performance RSUs under the LTPP and 52,500 stock options and 8,900 RSUs, in line with the target long-term incentive value set by the Committee at the beginning of the year.

How Pay Decisions are Made

Annual Base Salaries

Base salary is the only fixed component of our executive officers’ compensation. The Compensation Committee considers market benchmarks supplied by its consultant, Meridian Compensation Partners LLC – (“Meridian”), to ensure that base salaries are competitive in the marketplace and are serving their purpose to attract and retain top talent.

The Compensation Committee considers executive officers for salary increases generally in 24-36+ month intervals unless there is a change in role.

Annual Incentive Plan

The purpose of the annual incentive plan is to motivate executives to accomplish short-term business performance goals that contribute to long-term business objectives. The Compensation Committee approves the applicable targets under the plan at the beginning of each year. NEOs participate in the same incentive plan as the Company’s top 200 executives. Approximately 8% of the incentive fund is paid to NEOs.

In determining the target opportunity for each NEO, the Compensation Committee considered general industry market benchmarks and peer group data provided by Meridian Compensation Partners LLC; executives’ total direct compensation mix and prior year award values; changes in role responsibilities; company financial performance and individual performance.

Plan Summary

•	Maximum annual incentive funding is derived formulaically based on target growth of “Bonus Funding EBITDA” and applied to the aggregate target award opportunities of the participants in the plan (the “funding percentage”)

•	Bonus Funding EBITDA differs from the calculation of Adjusted EBITDA because it is calculated using a standard 2014 budget rate to eliminate the impact of foreign currency exchange. The Bonus Funding EBITDA growth targets for 2014 were calculated from 2013 Adjusted EBITDA performance restated at 2014 budget rates and further adjusted to exclude the impact of extraordinary items such as acquisitions.

•	Initial individual payouts are determined by applying the “funding percentage” to the individual’s target opportunity

•	Final individual payouts are determined after a full assessment of each individual’s performance versus quantitative objectives combined with a qualitative assessment

•	Individual payouts may be adjusted up or down to ensure that total performance is reflected in the final payouts

•	Aggregate individual payouts may not exceed the maximum annual incentive funding

Performance targets are aggressive and achievable

•	The Compensation Committee believes that growth in Bonus Funding EBITDA is highly correlated to the creation of shareholder value and is an effective measure of executives’ contributions to short-term company performance

•	In establishing the plan’s Bonus Funding EBITDA growth target the Compensation Committee considered the Company’s historical performance against prior year targets and concluded that the process had been effective in establishing targets that were both aggressive and achievable. It noted that over the prior four years, Adjusted EBITDA had grown at a challenging annual growth rate and in each year had been assessed as either on target or closely approaching target.

•	The 2014 Bonus Funding EBITDA growth target is fully aligned with our 2014 operating plan.

Funding formula and individual payouts

•	The funding/initial payout formula shown below correlates Bonus Funding EBITDA growth from prior year with payout percentages indexed to target opportunities. For 2014, a funding/initial payout of 100% is achieved when Bonus Funding EBITDA performance meets the target threshold of 7% growth. A funding of 100% is generally equal to the prior year’s incentive fund expense. A funding/initial payout of 107% is achieved when Bonus Funding EBITDA performance meets the operating plan target of 9% growth. If performance falls between the benchmark performance targets, the payout amount is calculated using interpolation between those benchmarks. If performance falls below the minimum threshold – no payouts are funded

Performance -Payout Formula

Performance Milestones	Growth v Prior Year (index %)	Funding/ Initial Payout %
Maximum	167%	200%
Exceptional	115%	123%
Target	109%	107%
Actual Performance	107.3%	101%
Target threshold	107%	100%
Minimum	98.5%	70%
< Minimum	<98.5%	Zero

•	Additionally, the Compensation Committee considers total company financial performance (see “—2014 Pay Decisions and Performance—Financial “) and each NEO’s contribution to that performance. Performance against other objectives is assessed and consideration given to qualitative factors such as degree of difficulty, extraordinary market circumstances and leadership impact. As a result, initial payouts for each individual may be adjusted up or down to ensure that total performance is reflected in the final payout. Named Executive Officers who are assessed as performing above expectations receive higher payouts than they would have received if their bonus were calculated based only on the initial payout.

•	Individual payouts are capped at 200% of the target bonus opportunity

2014 Results

•	The 2014 Bonus Funding EBITDA achievement was 7.3% growth over prior year. Consequently the plan funded at 101% and the initial payout was set at 101% of each NEO’s target bonus opportunity.

•	Before approving the incentive plan funding, the Compensation Committee assessed the Company’s free cash flow performance against annual plan objectives. The Committee has discretion to reduce the fund by up to 30% if free cash flow falls short of objectives. There is no discretion to increase the fund in the event that free cash flow performance exceeds objectives.

•	We define free cash flow as net cash provided by operating activities less capital expenditure. For a reconciliation of free cash flow to net cash provided by operating activities see (“—Executive Summary”).

•	The Compensation Committee reviewed the Company’s free cash flow performance, which was on target at 19% growth over prior year (as shown under “—Executive Summary” and “—2014 Pay Decisions and Performance—Financials”). Therefore no reduction was made to the incentive funding.

Long-term Incentives (LTI)

The purposes of long-term incentive awards are to focus executives on long-term sustainable performance and to align executive rewards with long-term returns delivered to shareholders. Currently, all long-term incentives are delivered as equity-based awards.

LTI Mix – 50% is subject to quantifiable long-term performance

Equity-based awards are made to executives, other employees and directors pursuant to Amended and Restated Nielsen Holdings 2010 Stock Incentive Plan. Our strategy is to increase the proportion of total NEO pay delivered in long-term equity to at least 60% and to have at approximately 50% of the LTI subject to quantifiable long-term performance metrics. Prior to finalizing award sizes, the Compensation Committee considered general industry market benchmarks and peer group data provided by Meridian; executives’ total direct compensation mix and prior year award values; changes in role responsibilities; current company financial performance and individual performance.

Long-Term Performance Plan

2014 Plan

The plan design in 2014 was unchanged from 2013. LTPP participants are awarded a target number of performance RSUs (“PRSUs”) that are earned subject to the Company’s performance against two cumulative three-year performance metrics, free cash flow (“FCF”), and relative total shareholder return (RTSR) with assigned weightings of 60% and 40%, respectively. The Committee decided to assign more weight to the free cash flow metric over which executives have relatively more direct control. The performance period commenced on January 1, 2014 and ends on December 31, 2016. Grants are denominated and settled in Nielsen shares. Based on the performance at the end of the three-year period, executives may earn less or more than the target PRSUs granted. Relative TSR performance below the 30th percentile of our performance peer group or free cash flow performance below 85% of the free cash flow target will result in 0% payout for each metric. Payouts for each metric are calculated independently of each other. The maximum payout for each metric is 200%.

The table below summarizes the plan performance-payout matrix, which is unchanged from 2013. The Compensation Committee re-affirmed its belief that the design provides appropriate rigor in the ratio of performance to reward as well as the right balance between individual risk and motivation. The free cash flow targets are intended to be aggressive and achievable and are fully aligned with our three-year strategic plan objectives and long-term guidance issued to investors.

PLAN DESIGN

Milestones	Free Cash Flow (% to target)	Free Cash Flow Payout (60% weight)	Relative TSR (percentile rank) (40% weight)	Relative TSR Payout
Maximum	120%	200%	75th	200%
Target	100%	100%	50th	100%
Minimum	85%	50%	30th	50%
Below Minimum	<85%	0%	<30th	0%

*	The performance metrics operate independently

After a comprehensive review of reports from Meridian, other advisors and Nielsen’s management team in 2013, the Committee approved a performance peer group solely for the purposes of measuring our relative TSR under the LTPP plan. The peer group includes companies in comparable businesses to Nielsen, as well as companies representing the markets we serve. There were no changes made to the peer group in 2014.

LTPP PEER GROUP

Accenture plc	McGraw Hill Financial, Inc
Coca-Cola Company	MSCI Inc
Colgate-Palmolive Company	Omnicom, Inc
Dun and Bradstreet Corporation	The Procter & Gamble Company
Equifax Inc.	Reed Elsevier NV-ADR
Experian plc	Thompson Reuters
FactSet Research Systems Inc	Time Warner Inc
GfK SE	Twenty First Century Fox Inc
IHS Inc	Unilever NV-ADR
The Interpublic Group of Companies, Inc	Wolters Kluwer NV-ADR

2015 Plan Design Change

During 2014, the Committee carefully reviewed the design of the plan in the context of the Say on Pay vote result. Based on this review the committee introduced a change effective in 2015 designed to better align plan outcomes with the shareholder’s experience. From 2015, payments under the relative TSR component of the plan will be capped at target in the event that absolute TSR growth over the performance period is negative.

Stock Options and Restricted Stock Units

The stock option and RSU awards are intended to enhance the retention value of the equity program and align with the creation of shareholder value. Both stock options and RSUs vest over four years in equal annual installments. The Compensation Committee provided approximately 25% of the NEO LTI values in stock options and 25% in RSUs.

Compensation Committee

The Compensation Committee regularly reviews the philosophy and goals of the executive compensation program and assesses the effectiveness of compensation practices and processes. The Compensation Committee sets performance goals and assesses performance against these goals. The Committee considers the recommendations and market data provided by its independent consultant as well as the judgment of the CEO on the performance of his direct reports. The CEO does not participate in the Compensation Committee discussion regarding his own compensation. The Compensation Committee makes its decisions based on its assessment of Nielsen performance and individual performance against goals as well as on its judgment as to what is in the best interests of Nielsen and its shareholders.

The responsibilities of the Compensation Committee are described more fully in its charter, which is available in the Corporate Governance page of our website at www.nielsen.com/investors under Governance Documents: Compensation Committee Charter.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has served as one of our officers or employees at any time. Except as otherwise disclosed in this proxy statement, no member of the Compensation Committee has had any relationship with Nielsen requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served as a director, or member of the Compensation Committee (or other committee serving an equivalent function), of an organization that has an executive officer also serving as a member of our Board or Compensation Committee.

Independent Compensation Consultant

The Compensation Committee retains Meridian Compensation Partners, LLC (Meridian) as its compensation consultant. Meridian has provided market data and perspective on executive and independent director compensation and related governance. Meridian and its affiliates did not provide any services to Nielsen or its affiliates in 2014 other than executive and director compensation consulting to the Compensation Committee. Discussions between Meridian and Nielsen management are limited to those necessary to complete work on behalf of the Committee.

The Compensation Committee determined that Meridian and its lead consultant for Nielsen satisfy the independence factors described in the NYSE listing rules. The Compensation Committee also determined that the work performed by Meridian in 2014 did not raise any conflict of interest issues.

Benchmarking

The Compensation Committee uses an executive compensation peer group of companies, selected for their business relevance and size appropriateness to Nielsen, as one of many considerations when making executive compensation pay decisions. To account for differences in the size of our peer group companies, the market data are statistically adjusted to allow for valid comparisons to similarly sized companies. The peer group information may also be supplemented by general industry survey data selected by Meridian to provide reasonable benchmarks for a company of Nielsen’s size and business type.

2014 PEER GROUP

Alliance Data Systems Corp	Interpublic Group of Cos
Automatic Data Processing	McGraw-Hill Financial
Cognizant Technology Solutions	Moody’s Corp
DirecTV	Omnicom Group
Dun and Bradstreet Corp	Salesforce.com Inc
Equifax Inc	Teradata Corp
Experian plc	Thomson Reuters Corp
Fiserv Inc	Verisk Analytics Inc
IHS Inc

Consideration of Risk

The Committee conducted a risk assessment of Nielsen’s 2014 pay practices, which included the review of a report from Meridian. The Compensation Committee concluded that Nielsen’s pay programs are not reasonably likely to have a material adverse effect on Nielsen, its business and its value. Specifically, the Committee noted the following:

•	Good balance of fixed and at-risk compensation, and good balance of performance in LTI plans plus share ownership requirements

•	Overlapping vesting periods which exposes management including the CEO to risks of decision-making

•	EBITDA performance funds annual incentives which results in shared value with shareholders

•	Annual incentive plan payout curve is reasonable and payouts are capped at 200%

•	Executive compensation is benchmarked annually

•	Committee retains an independent consultant

•	Nielsen has a compensation clawback policy and anti-hedging policy

•	Pledging of shares subject to share ownership requirements is prohibited

•	Robust code of conduct policy

Share Ownership Guidelines

To ensure strong alignment of executive interests with the long-term interests of shareholders, executives are required to accumulate and maintain a meaningful level of stock ownership in the Company. The share ownership guideline policy was adopted in June 2011. Messrs. Barns, Hasker and Lewis first became subject to our share ownership guidelines in 2013. Mr. Barns’ guideline was subsequently changed from three times to six times salary on January 1, 2014 when he became the company’s Chief Executive Officer. The guidelines were subsequently reset for Mr. Hasker and Mr. Lewis from two times to three times after their appointment as Section 16 Officers. Neither Mr. Barns, Mr. Hasker, nor Mr. Lewis will be permitted to sell shares of the Company after December 31, 2014 until the guidelines are met.

The table below presents the guidelines and actual share ownership as of March 1, 2015 for each of our Named Executive Officers.

Name	Guideline	Guideline Shares*	Share Ownership **
Mr. Barns	6 x salary	134,000	44,947
Mr. Jackson	3 x salary	47,000	0
Mr. West	3 x salary	80,000	101,517
Mr. Hasker	3 x salary	60,000	9,055
Mr. Lewis	3 x salary	52,000	28,012
Mr. Cuminale	3 x salary	59,000	91,281

*	The guideline shares were reset using $44.73 share price at close on 12/31/2014. The guideline shares were not reset for Messrs. West and Cuminale since they had previously met their guidelines.
**	Eligible shares include beneficially-owned shares held directly or indirectly and jointly-owned shares.

Other Policies and Guidelines

Perquisites

We provide our Named Executive Officers with limited perquisites, reflected in the “All Other Compensation” column of the Summary Compensation Table and described in the footnotes. Named Executive Officers may claim financial planning and executive health exam expenses capped each year at $15,000 and $2,500, respectively. In very limited circumstances we may permit NEOs and their family members to access our contractual arrangement for private aircraft for their personal use. We were reimbursed for the cost of such use in 2014. In certain circumstances, where necessary for business purposes, we also provide reimbursement for relocation expenses.

Severance

We believe that severance protections play a valuable role in attracting and retaining key executive officers. Between 2007 and 2010 we offered severance protections to executives pursuant to substantially identical severance agreements connected to awards granted under our 2006 stock plan, which required executives to make substantial personal investments in the Company. Each of our NEOs, except Mr. Jackson, have entered into one of these individual severance agreements. These agreements only vary in the severance multiple provided (except for Mr. Cuminale as described below) depending on the position of the individual at the time the agreement was executed. Pursuant to the terms of his offer letter, Mr. Jackson is entitled to receive severance upon certain terminations of employment.

The relevant severance triggering events and amounts payable are described in further detail under “—Potential Payments Upon Termination or Change in Control)

Mr. Cuminale’s severance agreement provided him with the right to receive tax gross-ups on certain change in control payments as described below in “—Potential Payments on Termination or Change in Control.” In 2015, he elected to waive this provision pursuant to an amendment to his severance agreement dated February 17, 2015.

Change in Control

For equity awards made in 2011 or later, under the 2010 Plan, as amended, unvested options and RSUs do not vest automatically in the event of a change in control.

Unvested equity awards granted under the 2006 Plan would have vested in full on a change in control. Effective December 31, 2014, the final tranche of equity awards under this plan vested under the regular terms of the plan. Thereafter, the only remaining unvested options are a small tranche of performance-based stock options that may vest on a change in control depending upon the financial return to the Sponsors; these options will expire for each NEO between November 2016 and March 2017 dependent on their grant date.

These benefits are described in further detail under “—Potential Payments Upon Termination or Change in Control.”

Clawback Policy

Our clawback policy requires the Chief Executive Officer and his executive direct reports, in all appropriate cases, to repay or forfeit any bonus, short-term incentive award or amount, or long-term incentive award or amount awarded to the executive, and any non-vested equity-based awards previously granted to the executive if:

A.	The amount of the incentive compensation was calculated based upon the achievement of certain financial results that were subsequently the subject of a restatement or the correction of a material error; and

B.	The executive engaged in intentional misconduct that caused or partially caused the need for the restatement or caused or partially caused the material error, and

C.	The amount of the incentive compensation that would have been awarded to the executive, had the financial results been properly reported, would have been lower than the amount actually awarded.

Other Benefits

The CEO and each other Named Executive Officer are eligible to participate in the health and welfare, defined contribution 401(k), and deferred compensation plans made available, per eligibility requirements, to all employees.

Tax Implications

Section 162 (m) of the Internal Revenue Code (the “Code”) (as interpreted by IRS Notice 2007-49) denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the chief executive officer and the three other most highly-paid executive officers (other than the company’s chief executive officer and chief financial officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by a corporation before it was publicly held. The Compensation Committee’s policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee will have the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise and to pay bonuses in any amount, including discretionary bonuses or bonuses with performance goals that are different from those under our annual incentive plan.

The Company may rely on the exemption from Section 162(m) of the Code afforded to it by the grandfather provisions described above for compensation paid pursuant to the Company’s pre-existing plans (including the annual incentive plan). In addition, the annual incentive plan has been designed to permit the Compensation Committee to grant awards thereunder which are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Code.

In 2014, the Compensation Committee relied on the grandfather provisions in determining the amounts payable to our NEOs as described above under “Annual Incentive Plan.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (or any amendment thereto).

Submitted by the Compensation Committee of the Company’s Board of Directors: February 19, 2015.

Javier G. Teruel (Chairman)

Karen M. Hoguet

Alexander Navab

Tables and Narrative Disclosure

Summary Compensation Table

The following table presents information regarding compensation to our Named Executive Officers for fiscal years 2014, 2013 and 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus[1] ($)	Stock Awards[2] ($)	Option Awards[3] ($)	Non-Equity Incentive Plan Compensation[4] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[5] ($)	All Other Compensation[6] ($)	Total ($)
Mitch Barns	2014	998,462	—	3,407,277	1,054,680	1,365,000	7,897	124,576	6,957,892
Chief Executive Officer	2013	779,231	—	2,840,040	359,550	637,500	4,553	22,650	4,643,524
Jamere Jackson	2014	565,385	1,300,000	5,217,861	486,200	562,500	—	118,179	8,250,125
Chief Financial Officer
Brian West	2014	930,769	—	3,162,049	916,300	1,350,000	—	33,313	6,392,431
Chief Operating Officer	2013	850,000	—	3,119,420	420,750	1,125,000	—	24,185	5,539,355
	2012	850,000	—	419,700	1,242,000	1,350,000	—	22,500	3,884,200
Stephen Hasker	2014	882,692	—	1,695,105	486,200	712,500	—	22,493	3,798,990
Global President	2013	800,000	—	2,738,220	336,600	656,250	—	7,650	4,538,720
John Lewis	2014	728,538	—	1,689,623	523,600	562,500	12,843	32,469	3,549,573
Global President
James Cuminale [7]	2014	700,000	—	1,427,647	392,700	697,500	—	29,949	3,247,796
Chief Legal Officer	2013	700,000	48,964	1,007,840	336,600	693,750	—	24,284	2,811,437
	2012	700,000	—	279,800	952,200	900,000	—	23,992	2,855,992

[1]	Bonus

For Mr. Jackson, the $1,300,000 amount shown is the initial portion (paid in connection with his hire date of March 10, 2014) of the $2,600,000 payment meant to compensate him for the loss of his unvested SERP benefit from his previous employer. This amount must be repaid in full if his employment terminates within the first year of his employment and the remaining 50% of this amount must be repaid if his employment terminates during the following year, in either case unless such termination is not for “cause” or is for “good reason.” The remaining amount of $1,300,000 will be paid to him in four equal annual installments of $325,000 commencing on the anniversary of his hire date assuming he is employed on the applicable anniversary. Mr. Jackson is required to repay each installment in full if his employment terminates within one year of its receipt unless such termination is not for “cause” or is for “good reason.”

For Mr. Cuminale, the amount shown was a one-time discretionary bonus awarded in recognition of his contribution to closing the Arbitron acquisition.

[2]	Stock Awards

Represents the aggregate grant date fair value of RSUs, annual incentive restricted shares and performance restricted stock units awarded to certain Named Executive Officers calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. For a discussion of the assumptions and methodologies used to value the awards reported in column (e), please see Note 13 “Stock-Based Compensation” to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the Securities and Exchange Commission. All numbers exclude estimates of forfeitures. No awards were subject to re-pricing or material modifications.

Values for awards made in 2014:

One-Time Grant – Mr. Jackson received a grant of 81,081 RSUs upon his hire date of March 10, 2014 with a fair value of $3,749,996 to replace the loss of unvested equity at his previous employer.

Performance Restricted Stock Units – Target amounts granted on February 20, 2014 under the LTPP – Messrs. Barns ($2,197,064), Jackson ($1,006,744), West ($1,919,274), Hasker ($1,015,195), Lewis ($989,941) and Cuminale ($823,268). The maximum awards at the date pf grant are as follows: Messrs Barns ($3,346,648), Jackson ($1,533,489), West ($2,923,508), Hasker ($1,546,382), Lewis (1,507,915) and Cuminale ($1,254,031).

Restricted Stock Units – On October 29. 2014, the NEOs were granted RSUs as follows: Messrs. Barns ($997,696), Jackson ($461,120), West ($867,744), Hasker ($461,120), Lewis ($494,656) and Cuminale ($373,088).

Annual Incentive Restricted Shares – Values represent 25% of the 2013 plan year annual incentive awards granted on February 10, 2014: Messrs. Barns ($212,517), West ($375,030), Hasker ($218,790), Lewis ($205,026) and Cuminale ($231,291).

[3]	Option Awards

Represents the aggregate grant date fair value of stock options awarded to each Named Executive Officer calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. For a discussion of the assumptions and methodologies used to value the awards reported in column (f), please see Note 13 “Stock-Based Compensation” to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the Securities and Exchange Commission. All numbers exclude estimates of forfeitures. No awards were subject to repricing or material modifications and no awards were subject to performance conditions.

[4]	Non-Equity Incentive Plan Compensation

Represents 75% value of the annual cash incentive for the 2014 plan year paid in February of 2015; the remaining 25% of the annual incentive was delivered in annual incentive RSUs granted in February 2015 (and is not included in the 2014 amounts above but will be disclosed in the Summary Compensation Table next year as 2015 compensation).

[5]	Change in Pension Value and Non-Qualified Deferred Compensation

The amounts indicated for Messrs. Barns and Lewis represent the actuarial change in pension value during 2014, relating to the Nielsen qualified plan and non-qualified excess plan. See “– Pension Benefits for 2014.”

[6]	All Other Compensation (2014 values)

Mr. Barns: financial planning expenses: $15,000; retirement plan contributions: $7,800; reimbursement of relocation expenses: $92,884; value of dividend equivalents accrued on unvested RSUs arising from the equity award granted on July, 26, 2012 prior to the introduction of our dividend policy in 2013: $8,893

Mr. Jackson: retirement plan contributions: $4,846; reimbursement of relocation expenses: $113,333

Mr. West: financial planning expenses: $15,000; retirement plan contributions: $7,800; executive health examination expenses: $1,620; value of dividend equivalents accrued on unvested RSUs arising from the equity award granted on July, 26, 2012 prior to the introduction of our dividend policy in 2013: $8,893

Mr. Hasker: financial planning expenses: $5,800; retirement plan contributions: $7,800; value of dividend equivalents accrued on unvested RSUs arising from the equity award granted on July, 26, 2012 prior to the introduction of our dividend policy in 2013: $8,893

Mr. Lewis: financial planning expenses: $15,000; retirement plan contributions: $7,800; executive health examination expenses: $776; value of dividend equivalents accrued on unvested RSUs arising from the equity award granted on July, 26, 2012 prior to the introduction of our dividend policy in 2013: $8,893

Mr. Cuminale: financial planning expenses: $15,000; retirement plan contributions: $7,800; executive health examination expenses: $1,220; value of dividend equivalents accrued on unvested RSUs arising from the equity award granted on July, 26, 2012 prior to the introduction of our dividend policy in 2013: $5,929

[7]	On April 20, 2015, Mr. Cuminale informed us of his intention to resign as our Chief Legal Officer effective June 30, 2015.

Grants of Plan-Based Awards in 2014

The following table presents information regarding grants to our Named Executive Officers during the fiscal year ended December 31, 2014.

(a)	(b )	(c )	(d )	(e )	(f )	(g )	(h )	(i )	(j )	(k )	(l )
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards[3] ($)
Name	Grant Date	Threshold ($)	Target[1] ($)	Maximum ($)	Threshold (#)	Target[2] (#)	Maximum (#)
Mitch Barns		1,260,000	1,800,000	3,600,000	—	—	—	—	—	—	—
	2/10/2014	—	—	—	—	—	—	4,709	—	—	212,517
	2/20/2014	—	—	—	21,750	43,500	87,000	—	—	—	2,197,064
	10/29/2014	—	—	—	—	—	—	23,800	141,000	41.92	2,052,376
Jamere Jackson		490,000	700,000	1,400,000	—	—	—	—	—	—	—
	3/10/2014	—	—	—	—	—	—	81,081	—	—	3,749,996
	3/10/2014	—	—	—	10,000	20,000	40,000	—	—	—	1,006,744
	10/29/2014	—	—	—	—	—	—	11,000	65,000	41.92	947,320
Brian West		1,225,000	1,750,000	3,500,000	—	—	—	—	—	—	—
	2/10/2014	—	—	—	—	—	—	8,310	—	—	375,030
	2/20/2014	—	—	—	19,000	38,000	76,000	—	—	—	1,919,274
	10/29/2014	—	—	—	—	—	—	20,700	122,500	41.92	1,784,044

(a)	(b )	(c )	(d )	(e )	(f )	(g )	(h )	(i )	(j )	(k )	(l )
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards[3] ($)
Name	Grant Date	Threshold ($)	Target[1] ($)	Maximum ($)	Threshold (#)	Target[2] (#)	Maximum (#)
Stephen Hasker		630,000	900,000	1,800,000	—	—	—	—	—	—	—
	2/10/2014	—	—	—	—	—	—	4,848	—	—	218,790
	2/20/2014	—	—	—	10,050	20,100	40,200	—	—	—	1,015,195
	10/29/2014	—	—	—	—	—	—	11,000	65,000	41.92	947,320
John Lewis		574,000	820,000	1,640,000	—	—	—	—	—	—	—
	2/10/2014	—	—	—	—	—	—	4,543	—	—	205,026
	2/20/2014	—	—	—	9,800	19,600	39,200	—	—	—	989,941
	10/29/2014	—	—	—	—	—	—	11,800	70,000	41.92	1,018,256
James Cuminale		647,500	925,000	1,850,000	—	—	—	—	—	—	—
	2/10/2014	—	—	—	—	—	—	5,125	—	—	231,291
	2/20/2014	—	—	—	8,150	16,300	32,600	—	—	—	823,268
	10/29/2014	—	—	—	—	—	—	8,900	52,500	41.92	765,788

[1]	Represents 100% of the 2014 target award under the annual incentive plan.
[2]	Represents number of performance restricted stock units awarded under the LTPP
[3]	Represents the grant date fair values computed in accordance with FASB ASC Topic 718 of the following awards:
•	Annual incentive restricted shares granted to Messrs. Barns, West, Hasker, Lewis and Cuminale on February 10, 2014 with a value of 25% of their 2013 annual incentive cash payout
•	The target number of performance restricted stock units granted to Messrs. Barns, West, Hasker, Lewis and Cuminale on February 20, 2014 and to Mr. Jackson on March 10, 2014
•	Stock option awards granted to all NEOS on October 29, 2014
•	Restricted stock unit awards granted to all NEOS on October 29, 2014

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table

Summary Compensation Table

Upon appointment as CEO, effective January 1, 2014, Mr. Barns’ salary was increased from $800,000 to $1,000,000 and his annual incentive target set at $1,800,000. Based on the committee’s full year performance assessment, Mr. Barns was awarded an annual incentive payout of $1,820,000.

Upon hiring, effective March 10, 2014, Mr. Jackson’s base salary is $700,000 and his 2014 annual incentive opportunity is $700,000. Based on the committee’s full year performance assessment, Mr. Jackson was awarded an annual incentive payout of $750,000. Additionally, the Compensation Committee awarded him 81,081 RSUs to compensate him for the loss of unvested equity at his prior employer and approved a cash payment of $2,600,000 to compensate him for the loss of unvested SERP at his prior employer. Mr. Jackson received 50% of this cash payment, equal to $1,300,000, upon hire, which must be repaid in full if his employment terminates within the first year of his employment and 50% of this amount must be repaid if his employment terminates during the following year, in either case unless such termination is not for “cause” or is for “good reason.” The remaining portion of the cash payment will be paid in four equal annual installments of $325,000, commencing on the first anniversary of his hire date as long as he is an employee on the applicable anniversary date. Mr. Jackson is required to reimburse each installment in full if his employment terminates within one year of receipt of each installment unless such termination is not for “cause” or is for “good reason.”

As a result of his promotion to Chief Operating Officer, effective March 10, 2014, Mr. West’s base salary was increased 12% to $950,000, and his 2014 annual incentive opportunity set at $1,750,000. Based on the committee’s full year performance assessment Mr. West was awarded an annual incentive payout of $1,800,000.

Mr. Hasker’s base salary was increased 13% to $900,000 effective March 1, 2014 and his 2014 annual incentive target opportunity was set at $900,000. Based on the committee’s full year performance assessment, Mr. Hasker was awarded an annual incentive payout of $950,000.

Mr. Lewis’ base salary was increased 10% to $770,000 effective August 1, 2014 and his 2014 annual incentive target set at $820,000. Based on the committee’s full year performance assessment, Mr. Lewis was awarded an annual incentive payout of $750,000.

No change was made to Mr. Cuminale’s base salary in 2014 in line with our practice of awarding salary increases in intervals of 24 – 36+ months unless there is a change in role. His annual incentive opportunity is $925,000. Based on the committee’s full year performance assessment Mr. Cuminale was awarded an annual incentive payout of $930,000.

For each NEO, approximately 50% of long-term incentive value is delivered in performance RSUs and 50% is split equally between time-based stock options and RSUs. In addition, 75% of the annual incentive award is paid in cash and disclosed in the Summary Compensation Table as compensation in the performance year, while the remaining 25% is paid in RSUs that will vest in equal annual installments over two years and whose value is disclosed in the Summary Compensation Table as compensation in the year of grant.

Grants of Plan Based Awards in 2014

Except for Mr. Cuminale, each NEO transitioned to a new role in 2014 due to internal promotion, or in the case of Mr. Jackson, external hiring. Annual incentive and long-term incentive targets were established for each NEO, commensurate with their responsibilities. In determining the target opportunities, the committee considered general industry market benchmarks and peer group data provided by Meridian; executives’ total direct compensation mix and prior year award values; individual role responsibilities; company financial performance and an assessment of each executive’s individual performance.

On February 10, 2014, Messrs. Barns, West, Hasker, Lewis and Cuminale were granted annual incentive restricted shares having a value equal to 25% of their 2013 annual incentive cash payout. The awards vest in two equal installments commencing on the anniversary of the grant date.

Each NEO was awarded performance restricted stock units under the LTPP on February 20, 2014 with the exception of Mr. Jackson whose grant was on his hire date of March 10, 2014.

The performance restricted stock units will be earned at the end of the three-year period January 1, 2014 – December 31, 2016 based on the Company’s performance against the plan metrics (as described under “—Long Term Incentives—Long Term Performance Plan (LTPP)”).

On October 29, 2014, each NEO was granted awards of restricted stock units and stock options. Both RSUs and stock options time vest ratably over 4 years on each anniversary of the grant date.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of our Named Executive Officers as of December 31, 2014.

		Options Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable[1] (#)	Number of Securities Underlying Unexercised Options Unexercisable[1] (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options[1] (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested[2] (#)	Market Value of Shares or Units of Stock That Have Not Vested[2] ($)
Mitch Barns	3/5/2007	23,390	—	6,235	16.00	3/5/2017	—	—
	3/5/2007	9,898	—	1,039	32.00	3/5/2017	—	—
	3/18/2010	62,500	—	—	18.40	3/18/2020	—	—
	5/11/2011	56,250	18,750	—	30.19	5/11/2018	—	—
	7/26/2012	40,000	40,000	—	27.98	7/26/2019	7,808	349,236
	2/20/2013	—	—	—	—	—	25,000	1,118,250
	7/25/2013	—	—	—	—	—	41,259	1,845,498
	9/25/2013	11,750	35,250	—	36.56	9/25/2020	6,923	309,666
	2/10/2014	—	—	—	—	—	4,808	215,062
	2/20/2014	—	—	—	—	—	43,500	1,945,755
	10/29/2014	—	141,000	—	41.92	10/29/2021	23,932	1,070,478

Jamere Jackson	3/10/2014	—	—	—	—	—	82,408	3,686,110
	3/10/2014	—	—	—	—	—	20,000	894,600
	10/29/2014	—	65,000	—	41.92	10/29/2021	11,061	494,759

Brian West	3/21/2007	212,499	—	44,532	16.00	3/21/2017	—	—
	3/21/2007	—	—	7,421	32.00	3/21/2017	—	—
	3/18/2010	62,500	—	—	18.40	3/18/2020	—	—
	5/11/2011	31,250	31,250	—	30.19	5/11/2018	—	—
	7/26/2012	37,500	75,000	—	27.98	7/26/2019	7,808	349,252
	2/20/2013	—	—	—	—	—	30,000	1,341,900
	7/25/2013	—	—	—	—	—	41,259	1,845,515
	9/25/2013	13,750	41,250	—	36.56	9/25/2020	9,231	412,903

		Options Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable[1] (#)	Number of Securities Underlying Unexercised Options Unexercisable[1] (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options[1] (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested[2] (#)	Market Value of Shares or Units of Stock That Have Not Vested[2] ($)
	2/10/2014	—	—	—	—	—	8,485	379,534
	2/20/2014	—	—	—	—	—	38,000	1,699,740
	10/29/2014	—	122,500	—	41.92	10/29/2021	20,815	931,055

Stephen Hasker	12/21/2009	23,437	—	—	16.00	12/21/2019	—	—
	12/21/2009	19,531	—	—	32.00	12/21/2019	—	—
	5/11/2011	—	18,750	—	30.19	5/11/2018	—	—
	7/26/2012	—	40,000	—	27.98	7/26/2019	7,808	349,252
	2/20/2013	—	—	—	—	—	22,000	984,060
	7/25/2013	—	—	—	—	—	41,259	1,845,515
	9/25/2013	11,000	33,000	—	36.56	9/25/2020	6,923	309,666
	2/10/2014	—	—	—	—	—	4,950	221,414
	2/20/2014	—	—	—	—	—	20,100	899,073
	10/29/2014	—	65,000	—	41.92	10/29/2021	11,061	494,759

John Lewis	2/2/2007	—	—	17,813	16.00	2/2/2017	—	—
	2/2/2007	15,625	—	2,968	32.00	2/2/2017	—	—
	5/11/2011	56,250	18,750	—	30.19	5/11/2018	—	—
	7/26/2012	40,000	40,000	—	27.98	7/26/2019	7,808	349,252
	2/20/2013	—	—	—	—	—	22,000	984,060
	7/25/2013	—	—	—	—	—	41,259	1,845,515
	9/25/2013	11,000	33,000	—	36.56	9/25/2020	6,923	309,666
	2/10/2014	—	—	—	—	—	4,638	207,458
	2/20/2014	—	—	—	—	—	19,600	876,708
	10/29/2014	—	70,000	—	41.92	10/29/2021	11,865	530,721

James Cuminale	2/2/2007	—	—	35,625	16.00	3/21/2017	—	—
	2/2/2007	—	—	5,938	32.00	3/21/2017	—	—
	5/11/2011	68,750	31,250	—	30.19	5/11/2018	—	—
	7/26/2012	57,500	57,500	—	27.98	7/26/2019	5,206	232,864
	2/20/2013	—	—	—	—	—	20,000	894,600
	9/25/2013	11,000	33,000	—	36.56	9/25/2020	6,923	309,666
	2/10/2014	—	—	—	—	—	5,233	234,072
	2/20/2014	—	—	—	—	—	16,300	729,099
	10/29/2014	—	52,500	—	41.92	10/29/2021	8,949	400,289

[1]	The option awards are subject to vesting schedules as follows:
•	Option awards with exercise prices of $16 and $32
•	For Messrs. Barns, West, Lewis and Cuminale: 5% vested on their grant date with the remainder scheduled to vest ratably on December 31, 2007, 2008, 2009, 2010 and 2011. 50% of the award was subject to performance vesting based on the achievement of pre-established EBITDA targets. 2008 performance did not meet the pre-established target. Performance-based options for this year will not vest unless there is a change in control. Performance in 2010 and 2011 did not meet the pre-established targets. Performance-based options for these years converted to time-based options with vesting on December 31, 2012 and December 31, 2013, respectively.
•	For Mr. Hasker: 25% was scheduled to vest ratably on December 31, 2009, 2010, 2011 and 2012. 50% of the award was subject to performance vesting based on the achievement of pre-established EBITDA targets. Performance in 2010, 2011 and 2012 did not meet the pre-established targets. Performance-based options for these years converted to time-based options with vesting on December 31, 2012, December 31, 2013 and December 31, 2014, respectively.
•	Option awards with an exercise price of $18.40
•	Messrs. Barns, West, Lewis and Cuminale: vested one-third on each of March 18, 2011, 2012 and 2013
•	Option awards with exercise prices of $30.19, $27.98, $36.56 and $41.92
•	Vest ratably on each of the four anniversaries of the grant date
[2]	The RSU awards are subject to vesting schedules as follows:
•	The July 26, 2012, the September 25, 2013 and the October 29, 2014 awards time -vest ratably on each of the four anniversaries of the grant date
•	The February 20, 2013 awards are performance restricted shares which will vest, if they are earned in accordance with the terms of the 2013 LTPP, in February 2016.
•	The July 25, 2013 awards are special one-time RSU grants made to Messrs. Barns, West, Hasker and Lewis that time vest 20% on each of the anniversaries of the grant date in 2014 and 2015; and 30% on each subsequent grant date anniversary in 2016 and 2017.
•	The February 10, 2014 awards made to Messrs. Barns, West, Hasker, Lewis and Cuminale are restricted shares awarded under the 2013 annual incentive plan that will time vest 50% on each of the two anniversaries of the grant date in 2015 and 2016.
•	The February 20, 2014 awards made to Messrs. Barns, West, Hasker, Lewis and Cuminale are performance RSUs, which will vest, if earned in accordance with the terms of the 2014 LTPP, in February 2017.
•	The March 10, 2014 award of 20,000 performance RSUs made to Mr. Jackson upon his hire date, will vest if earned in accordance with the terms of the 2014 LTPP, in February 2017.
[3]	Market value is based on the closing price as of December 31, 2014 of $44.73 per share.

Option Exercises and Stock Vested in 2014

The following table presents information regarding the value realized by each of our Named Executive Officers upon the exercise of option awards or the vesting of stock awards during the fiscal year ended December 31, 2014.

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mitch Barns	—	—	16,358	778,705
Jamere Jackson	—	—	—	—
Brian West	170,704	2,483,027	17,123	812,281
Stephen Hasker	131,407	2,452,012	16,358	778,705
John Lewis	59,844	1,480,613	16,358	778,705
James Cuminale	283,437	7,517,510	4,868	224,772

Pension Benefits for 2014

The following table presents information regarding the pension arrangements with each of our Named Executive Officers during the fiscal year ended December 31, 2014.

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mitch Barns	Qualified Plan	4.42	37,895	—
Excess Plan		4.42	27,735	—
Jamere Jackson	—	—	—	—
Brian West	—	—	—	—
Stephen Hasker	—	—	—	—
John Lewis	Qualified Plan	3.92	20,270	—
Excess Plan		3.92	35,589
James Cuminale	—	—	—	—

Assumptions for Present Value of Accumulated Benefit

Present values at December 31, 2014 are the present value of accumulated benefits as used under ASC960 and were calculated using an interest rate of 4.25%, an interest credit rate of 3.05% and the white collar retiree RP 2014 table backed off to 2007 mortality tables projected with mortality improvements based on the MMP2007 Scale. These assumptions are consistent with those used for the financial statements of the Company’s retirement plans.

United States Retirement Plans

Effective August 31, 2006, the Company froze its United States qualified and non-qualified retirement plans. No participants may be added and no further benefits may accrue after this date. The retirement plans, as in existence immediately prior to the freeze, are described below.

We maintain a tax-qualified retirement plan (the “Qualified Plan”), a cash-balance pension plan that covers eligible United States employees who have completed at least one year of service. Prior to the freeze, we added monthly basic and investment credits to each participant’s account. The basic credit equals 3% of a participant’s eligible monthly compensation. Participants became fully vested in their accrued benefits after the earlier of five years of service or when the participant reached normal retirement age (which is the later of age 65 or the fifth anniversary of the date the participant first became eligible to participate in the plan). Unmarried participants receive retirement benefits as a single-life annuity, and married participants receive retirement benefits as a qualified joint-and-survivor annuity. Participants can elect an alternate form of payment such as a straight-life annuity, a joint-and-survivor annuity, years certain-and-life income annuity or a level income annuity option. Lump sum payment of accrued benefits is only available if the benefits do not exceed $5,000. Payment of benefits begins at the later of the participant’s termination of employment or reaching age 40. The definition of compensation includes W-2 earnings plus deferrals minus unusual payments (for example stock awards, relocation and tuition reimbursement).

We also maintain a non-qualified retirement plan (the “Excess Plan”) for certain of our management and highly compensated employees. Prior to the freeze, the Excess Plan provided supplemental benefits to individuals whose benefits under the Qualified Plan are limited by the provisions of Section 415 and/or Section 401(a)(17) of the Code. The benefit payable to a participant under the Excess Plan is equal to the difference between the benefit actually paid under the Qualified Plan and the amount that would have been payable had the applicable Code limitations not applied. Although the Excess Plan is considered an unfunded plan and there is no current trust agreement for the Excess Plan, assets have been set aside in a “rabbi trust” fund. It is intended that benefits due under the Excess Plan will be paid from this rabbi trust or from the general assets of the Nielsen entity that employs the participants.

Messrs. Barns and Lewis are the only Named Executive Officers who participate in the Qualified Plan and the Excess Plan.

Reduced early retirement benefits are available once the participant has reached age 40 and completed 5 years of service. Mr. Barns and Mr. Lewis are both eligible for early retirement .The early retirement benefits payable are cash-balance pension plan actuarially reduced to be equivalent to the benefit payable at normal retirement age for Mr. Barns. For Mr. Lewis, the early retirement benefits payable are the greater of the cash-balance pension plan actuarially reduced to be equivalent to the benefit payable at normal retirement age and the frozen Dun & Bradstreet benefit reduced 3% per year from normal retirement age to age at commencement. The early retirement benefit for the non-qualified plan is the same, with the exception being the frozen Dun & Bradstreet benefit is not reduced for early commencement when performing the comparison outlined above.

Nonqualified Deferred Compensation for 2014

The Company offers a voluntary nonqualified deferred compensation plan in the United States, which allows selected executives the opportunity to defer a significant portion of their base salary and incentive payments to a future date. Earnings on deferred amounts are determined with reference to designated mutual funds. Mr. Lewis is the only Named Executive Officer with a balance under this plan. There is no above market rate of return given to executives as defined by the Securities and Exchange Commission. Eligible employees may contribute up to 75% of their base salary and up to 90% of their annual incentive award. Earnings on deferred amounts are determined with reference to designated mutual funds.

The following table presents information regarding non-qualified deferred compensation arrangements with each of our Named Executive Officers during the fiscal year ended December 31, 2014.

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last FY1 ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY2 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Mitch Barns	—	—	—	—	—
Jamere Jackson
Brian West	—	—	—	—	—
Stephen Hasker	—	—	—	—	—
John Lewis	325,000	—	106,891	—	2,050,319
James Cuminale	—	—	—	—	—

[1]	Mr. Lewis’ 2014 contribution of $325,000 was made from salary and annual cash incentive and is included in the Salary and Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table.
[2]	Interest payments have not been reported in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

Except for Mr. Jackson, if an NEO is terminated by the Company without cause or the NEO resigns for good reason (as those terms are defined in the form of Severance Agreement), subject to their compliance with certain restrictive covenants (as described under “—Restrictive Covenants”), and their execution (without revocation) of a general waiver and release of claims, they will be entitled to severance pay that includes:

•	base salary continuation for one year for Messrs. Barns, and Hasker. Base salary continuation for two years for Messrs West , Cuminale and Lewis;

•	a pro-rata portion of their annual incentive award for the year of termination (based on actual performance); and

•	continued health and welfare benefits for the executive and their covered family members for the duration of the severance period, with the cost of such health benefit premiums, at the active employee rate, deducted from the salary continuation payments on an after-tax basis.

If Mr. Jackson’s employment is terminated by the Company without cause or he resigns for good reason (as those terms are defined in his offer letter), Mr. Jackson is entitled to continue to receive his base salary and health benefits for himself and covered family members for a period of twelve months (with the cost of such health benefit premiums at the active employee rate deducted from his salary continuation payments on an after-tax basis).

If an NEO’s employment had been terminated without cause by the Company, or an NEO had resigned for good reason on December 31, 2014, each would have received total payments as shown in the following table:

	Multiple of Base Salary	Base Salary x Multiple $	Annual Incentive Award $	Health & Welfare Benefits $	Total $
Mitch Barns	1x	1,000,000	$1,800,000	7,200	2,807,200
Jamere Jackson	1x	700,000	—	7,200	707,200
Brian West	2x	1,900,000	$1,750,000	14,400	3,664,400
Stephen Hasker	1x	900,000	$900,000	7,200	1,807,200
John Lewis	2x	1,540,000	$820,000	14,400	2,374,400
James Cuminale	2x	1,400,000	$925,000	14,400	2,339,400

In addition, on a change in control, if the acquiring entity does not assume the awards or provide for the issuance of substitute awards on an equitable basis, any unvested options, or RSUs, granted in 2011, 2012, 2013 and 2014 under the 2010 Plan, as amended, would become vested and exercisable in full, and any unearned, unvested performance RSUs under the LTPP would become vested at 100% of the target award. Messrs. Barns, West, Lewis and Cuminale have options granted to them in 2007 under the 2006 Plan that did not vest because the performance-vesting condition was not met. These options will expire in 2017 unless there is a change in control that meets specified return objectives for the Sponsors.

Mr. Cuminale’s severance agreement formerly provided that he may be entitled to receive an excise tax gross-up payment in the event that payments and benefits (including vesting of equity incentives) that he receives (whether or not his employment terminates) in connection with a change in control of the Company (as defined under Section 280G of the Code) become subject to an excise tax commonly referred to as a “golden parachute” excise tax. However, no tax-gross up will be paid if certain cash payments are reduced by an amount necessary so as not to give rise to such excise taxes, so long as the remaining cash payments due to Mr. Cuminale are at least 90% of all cash payments that would otherwise be payable. The potential payments and benefits due to Mr. Cuminale in the event of a change in control on December 31, 2014, with or without termination, would not have incurred an excise tax liability and therefore, no gross-up payment would have been due to Mr. Cuminale. Mr. Cuminale waived this provision on February 17, 2015.

As of December 31, 2014, the value of any accelerated vesting of options and RSUs would be as set forth in the following table. This includes the value of options and RSUs awarded in 2011, 2012, 2013 and 2014 which would vest if not assumed by the acquiring entity.

Name	Grant Date	Unvested Options	Exercise Price	Unvested RSUs	LTPP	FMV as of 12/31/2014	Value of Accelerated Unvested Options & RSUs & LTPP
Mitch Barns	3/5/2007	6,235	16.00	—	—	$44.73	$179,132
	3/5/2007	1,039	32.00	—	—	$44.73	$13,226
	5/11/2011	18,750	30.19	—	—	$44.73	$272,625
	7/26/2012	40,000	27.98	—	—	$44.73	$670,000
	7/26/2012	—	—	7,808	—	$44.73	$349,252
	2/20/2013	—	—	—	25,000	$44.73	$1,118,250
	7/25/2013	—	—	41,259	—	$44.73	$1,845,515
	9/25/2013	35,250	36.56	—	—	$44.73	$287,993
	9/25/2013	—	—	6,923	—	$44.73	$309,666
	2/10/2014	—	—	4,808		$44.73	$215,062
	2/20/2014	—	—	—	43,500	$44.73	$1,945,755
	10/29/2014	141,000	41.92	—	—	$44.73	$396,210
	10/29/2014	—	—	23,932		$44.73	$1,070,478

							$8,673,163

Jamere Jackson	3/10/2014	—	—	82,408	—	$44.73	$3,686,110
	3/10/2014	—	—	—	20,000	$44.73	$894,600
	10/29/2014	65,000	41.92	—	—	$44.73	$182,650
	10/29/2014			11,061		$44.73	$494,759

							$5,258,118

Brian West	3/21/2007	44,532	16.00	—	—	$44.73	$1,279,404
	3/21/2007	7,421	32.00	—	—	$44.73	$94,469
	5/11/2011	31,250	30.19	—	—	$44.73	$454,375
	7/26/2012	75,000	27.98	—	—	$44.73	$1,256,250
	7/26/2012	—	—	7,808	—	$44.73	$349,252
	2/20/2013-	—	—	—	30,000	$44.73	$1,341,900
	7/25/2013	—	—	41,259	—	$44.73	$1,845,515
	9/25/2013	41,250	36.56	—	—	$44.73	$337,013
	9/25/2013	—	—	9,231	—	$44.73	$412,903
	2/10/2014	—	—	8,485	—	$44.73	$379,534
	2/20/2014	—	—	—	38,000	$44.73	$1,699,740
	10/29/2014	122,500	41.92	—	—	$44.73	$344,225
	10/29/2014	—	—	20,815	—	$44.73	$931,055

							$10,725,635

Stephen Hasker	5/11/2011	18,750	30.19	—	—	$44.73	$272,625
	7/26/2012	40,000	27.98	—	—	$44.73	$670,000
	7/26/2012	—	—	7,808	—	$44.73	$349,252
	2/20/2013	—	—	—	22,000	$44.73	$984,060
	7/25/2013	—	—	41,259	—	$44.73	$1,845,515
	9/25/2013	33,000	36.56	—	—	$44.73	$269,610
	9/25/2013	—	—	6,923	—	$44.73	$309,666
	2/10/2014	—	—	4,950	—	$44.73	$221,414
	2/20/2014	—	—	—	20,100	$44.73	$899,073
	10/29/2014	65,000	41.92	—	—	$44.73	$182,650
	10/29/2014	—	—	11,061	—	$44.73	$494,759

							$6,498,623

John Lewis	2/2/2007	17,813	16.00	—	—	$44.73	$511,767
	2/2/2007	2,968	32.00	—	—	$44.73	$37,783
	5/11/2011	18,750	30.19	—	—	$44.73	$272,625
	7/26/2012	40,000	27.98	—	—	$44.73	$670,000
	7/26/2012	—	—	7,808	—	$44.73	$349,252

Name	Grant Date	Unvested Options	Exercise Price	Unvested RSUs	LTPP	FMV as of 12/31/2014	Value of Accelerated Unvested Options & RSUs & LTPP
	2/20/2013	—	—	—	22,000	$44.73	$984,060
	7/25/2013	—	—	41,259	—	$44.73	$1,845,515
	9/25/2013	33,000	36.56	—	—	$44.73	$269,610
	9/25/2013	—	—	6,923	—	$44.73	$309,666
	2/10/2014	—	—	4,638	—	$44.73	$207,458
	2/20/2014	—	—	—	19,600	$44.73	$876,708
	10/29/2014	70,000	41.92	—	—	$44.73	$196,700
	10/29/2014			11,865		$44.73	$530,721

							$7,061,865

James Cuminale	2/2/2007	35,625	16.00	—	—	$44.73	$1,023,506
	2/2/2007	5,938	32.00	—	—	$44.73	$75,591
	5/11/2011	31,250	30.19	—	—	$44.73	$454,375
	7/26/2012	57,500	27.98	—	—	$44.73	$963,125
	7/26/2012	—	—	5,206	—	$44.73	$232,864
	2/20/2013	—	—	—	20,000	$44.73	$894,600
	9/25/2013	33,000	36.56	—	—	$44.73	$269,610
	9/25/2013	—	—	6,923	—	$44.73	$309,666
	2/10/2014	—	—	5,233	—	$44.73	$234,072
	2/20/2014	—	—	—	16,300	$44.73	$729,099
	10/29/2014	52,500	41.92	—	—	$44.73	$147,525
	10/29/2014	—	—	8,949	—	$44.73	$400,289

							$5,734,322

Restrictive Covenants

Pursuant to the severance agreements of the Named Executive Officers, (except in Mr. Jackson’s case, pursuant to the terms of a restrictive covenant agreement executed in conjunction with his offer letter), they have agreed not to disclose any Company confidential information at any time during or after their employment with Nielsen. In addition, they have agreed that, for the duration of their severance period following a termination of their employment with Nielsen, they will not solicit Nielsen’s employees or customers or materially interfere with any of Nielsen’s business relationships. They have also agreed not to act as an employee, investor or in another significant function in any business that directly or indirectly competes with any business of the Company.

Director Compensation

Effective January 1, 2014, each of our non-executive directors who are independent under applicable NYSE rules, other than Sponsor Directors, (the “Independent Directors”) receives an annual cash retainer of $80,000. Independent Directors who are chairpersons of the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee receive additional annual compensation of $20,000, $15,000 and $15,000, respectively. Fees are paid quarterly unless deferred as described below. Annual equity grants were also made to the Independent Directors in the form of Deferred Stock Units (“DSUs”) with a fair market value of $135,000. A DSU represents an unfunded and unsecured right to receive one share of Nielsen common stock following the termination of the director’s services with Nielsen. The DSUs vest in four substantially equal quarterly installments. The Board of Directors previously adopted a deferred compensation plan for Independent Directors under which they may defer the receipt of their cash payments into DSUs. DSUs accrue dividend equivalents (in the form of additional DSUs).

Effective January 1, 2015, Sponsor Directors who are independent under applicable NYSE rules also receive the compensation discussed above, except for Mr. Attwood, who has declined to receive compensation to date. Also effective as of January 1, 2015, the Company’s lead independent director receives an additional annual fee of $30,000 payable in quarterly installments.

In June 2011, our Board of Directors adopted share ownership guidelines, pursuant to which directors who receive fees for their services are required to maintain equity ownership in our Company equivalent to at least five times their annual fees. Shares beneficially owned by these directors, including vested DSUs and jointly-owned shares, are included in the calculation. These directors are expected to meet the guidelines within five years from the later of the adoption of the guidelines, their appointment as a director or the commencement of the receipt of director fees. The Compensation Committee reset the share ownership guidelines for Ms. Hoguet and Messrs. Ranadivé and Teruel effective January 1, 2014 to reflect the latest director fee schedule as described above. The guidelines were reset using a share price of $45.89, the price at close on December 31, 2013. The guidelines were not reset for Mr. Pozen since he had previously met them. Effective January 1, 2015, the Compensation Committee set the share ownership guidelines for Ms. Marinello (whose Board membership began on October 31, 2014) and Messrs. Navab and Kilts (who began receiving Board fees on January 1, 2015) using a share price of $44.73, the price at close on December 31, 2014. It also reset the guidelines for Mr. Teruel on that date to reflect his additional fees for 2015 as chairman of the Compensation Committee. No share ownership guidelines have been set for Mr. Attwood because he is currently not receiving director fees. The current guidelines and share ownership for this purpose as of February 1, 2015 are set forth below.

	Guideline Shares	Share Ownership
Ms. Hoguet	11,000	15,251
Mr. Kilts	9,000	0
Mr. Manwani	9,000	0
Ms. Marinello	9,000	638
Mr. Navab	9,000	0
Mr. Ranadivé	9,000	11,262
Mr. Pozen	13,000	191,786
Mr. Teruel	11,000	14,203

Director Compensation for the 2014 Fiscal Year

The 2014 compensation of non-employee directors who served on the Board in 2014 is displayed in the table below:

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards[1] ($)	Total ($)
James A. Attwood Jr. [2]	—	—	—
David L. Calhoun 2 3	—	—	—
Karen M. Hoguet	—	235,000	235,000
James M. Kilts [2]	—	—	—
Kathryn Marinello [4]	—	80,833	80,833
Alexander Navab [2]	—	—	—
Robert C. Pozen	—	230,000	230,000
Vivek Ranadivé	—	215,000	215,000
Ganesh Rao [2]	—	—	—
Javier G. Teruel	—	215,000	215,000

[1]	Pursuant to the directors’ deferred compensation plan, all directors elected to defer 100% of their board and committee fees in 2014 into DSUs (as described above). The number of DSUs credited to the director’s DSU account in lieu of his or her quarterly fees is based on the closing trading price of a share of Nielsen common stock on the date the cash fees would otherwise be payable. The dollar value of fees deferred into DSUs in 2014 for Mses. Hoguet and Marinello and Messrs. Pozen, Ranadivé and Teruel was $100,000, $13,333, $95,000, $80,000 and $80,000, respectively. These amounts include regular board and committee chairmanship fees for each such director . Amounts in this column also include the dollar value of the annual DSU grant made to each executive in 2014 (as described above) of $135,000 (such amount was prorated for Ms. Marinello’s partial year of service on the Board). DSUs were granted at fair market value on date of grant and vest in four substantially equal quarterly installments from the grant date. The dollar amount shown represents the aggregate fair value of DSUs calculated in accordance with Financial Accounting Standards Codification Topic 718, Compensation – Stock Compensation.
[2]	These directors are affiliated with our Sponsors and received no additional compensation for serving on our Board of Directors in 2014. Mr. Rao resigned from the Board on October 30, 2014.
[3]	In connection with his departure as the Company’s Chief Executive Officer and his appointment as the Executive Chairman of the Company’s Board of Directors effective January 1, 2014, the Company entered into a Transition Agreement with Mr. Calhoun, described below under “– Transition Agreement.” Other than as set forth in the Transition Agreement (which provides for the continued right of Mr. Calhoun to earn certain compensation granted to him in his position as Chief Executive Officer, as described below), Mr. Calhoun has not received any compensation for serving as the Executive Chairman of the Board.
[4]	Ms. Marinello was appointed to the Board on October 31, 2014.

Each of Ms. Hoguet and Messrs. Pozen, Ranadivé and Teruel has an aggregate of 31,120, 40,335, 4,941 and 34,172 options to acquire shares of our common stock, respectively, outstanding on December 31, 2014. Also on that date, each of Mses. Hoguet and Marinello and Messrs. Pozen, Ranadivé and Teruel have an aggregate of 11,979, 1,898, 11,850, 11,990 and 11,076 DSUs, respectively, which comprises DSUs received in lieu of cash board fees, DSUs awarded annually under the equity plan and dividend equivalents accrued in the form of DSUs (as described above). Of these DSU amounts, 1,455, 1,600 1,455, 1,455 and 1,455, respectively, were not vested as of December 31, 2014. Each of Mses. Hoguet and Marinello and Messrs. Pozen, Ranadivé and Teruel has, at December 31, 2014, an aggregate of 4,000, 0, 10,364, 0 and 3,855 shares of common stock, respectively, received in lieu of cash board fees or otherwise granted to them by the Company during their tenure as director. As of December 31, 2014, Mr. Calhoun holds 4,097,114 options to acquire shares of our common stock of which 1,334,375 were not vested as of that date and 138,522 shares of restricted stock which were not vested as of that date.

Transition Agreement

In connection with his departure as the Company’s Chief Executive Officer and his appointment as the Executive Chairman of the Company’s Board of Directors effective January 1, 2014, the Company entered into a Transition Agreement with Mr. Calhoun, dated as of November 5, 2013, reflecting Mr. Calhoun’s change in status.

Pursuant to the Transition Agreement, Mr. Calhoun has agreed to devote between 15% and 20% of his business time (determined on a quarterly basis) from January 1, 2014 through December 31, 2015 (or such earlier date as the Board decides to end his service) to provide guidance and advice to Mr. Barns with respect to all aspects of his duties and responsibilities as the new Chief Executive Officer of the Company (the “Additional Services”).

Other than as set forth in the Transition Agreement (which provides for the continued right of Mr. Calhoun to earn certain compensation granted to him in his position as Chief Executive Officer, as described below), Mr. Calhoun has not received any compensation for serving as the Executive Chairman of the Board.

Mr. Calhoun received his annual bonus with respect to the 2013 fiscal year. 25% of the award was denominated in restricted shares which will vest equally on the first and second anniversaries of the date of grant based on his continued service as a non-employee member of the Board. If Mr. Calhoun ceases to serve as a non-employee member of the Board because he was not nominated to serve for an additional term or he is not elected to the Board, then all such restricted shares will vest on the date he ceases to serve as non-employee director of the Board.

Mr. Calhoun was paid his accrued benefit of $2,000,000 under his additional supplemental executive retirement plan on July 2, 2014 in a lump sum cash payment.

The LTPP performance shares granted to Mr. Calhoun on February 20, 2013 and stock options that remain outstanding and unvested as of January 1, 2014 will be eligible to vest for so long as Mr. Calhoun continues to serve as the Executive Chairman of the Board (which reflects an amendment to the terms of these stock awards pursuant to the Transition Agreement, as they would otherwise have continued to be eligible to vest so long as Mr. Calhoun served as non-employee member of the Board). The vesting of the performance shares is conditional on the Company’s achievement against the performance metrics established within the plan and on Mr. Calhoun’s provision of Additional Services. If the Board terminates the Additional Services prior to December 31, 2015 without Mr. Calhoun’s prior consent, and Mr. Calhoun is willing and able to perform the Additional Services at such time, then Mr. Calhoun shall be treated as having continued to perform the Additional Services through December 31, 2015 for the purposes of earning the performance shares.

In addition, in accordance with the terms of the Company’s 2010 Stock Incentive Plan, the post-termination exercise period for the stock options held by Mr. Calhoun that were granted under such plan will not commence until he ceases to serve as a non-employee member of the Board. In order to encourage Mr. Calhoun to continue to hold such options and to maintain his significant ownership stake in the Company, the stock options held by Mr. Calhoun that were granted under the Company’s 2006 Stock Acquisition and Option Plan were amended to provide that the post-termination exercise period for such options will not commence until he ceases to serve as a non-employee member of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth equity compensation plan information regarding options to acquire shares of the Company’s common stock, restricted stock units, deferred stock units and performance restricted shares at December 31, 2014.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]	16,817,289	[2]	$$28,75	11,146,516
Equity compensation plans not approved by security holders	0		0	0

Total	16,817,289	[2]	$$28,75	11,146,516

[1]	These shares may be issued pursuant to the Amended and Restated Nielsen Holdings 2010 Stock Incentive Plan, as it may be amended from time to time.
[2]	Includes 1,687,459 restricted stock units, 46,511 deferred stock units and 457,393 performance restricted shares.

Ownership of Securities

The following table sets forth certain information regarding beneficial ownership of Nielsen’s capital stock as of April 20, 2015 with respect to:

•	each person or group of affiliated persons known by Nielsen to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

•	each of Nielsen’s directors;

•	each of Nielsen’s Named Executive Officers; and

•	all directors and nominees and executive officers as a group.

Various investment funds associated with a consortium of private equity firms (as described in footnote 1 below) own shares of Nielsen indirectly through their holdings in Valcon Acquisition Holding (Luxembourg) S.ar.l. (“Luxco”). As of April 20, 2015, Luxco owned 36,324,635 shares (or approximately 9.8%) of the outstanding common stock of Nielsen.

Percentage computations are based on 369,102,525 shares of our common stock outstanding as of April 20, 2015.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Valcon Acquisition Holding (Luxembourg) S.à r.l. [1]	36,324,635	9.8%
Capital Research Global Investors [2]	38,922,940	10.5%
The Vanguard Group, Inc. [3]	23,264,714	6.3%
GIC Private Limited [4]	18,788,010	5.1%
James A. Attwood, Jr.	—	—
Karen M. Hoguet [5]	47,729	*
James M. Kilts [6]	255	*
Harish Manwani [7]	210	*
Kathryn V. Marinello [8]	1,554	*
Alexander Navab	704	*
Robert Pozen [9]	252,050	*
Vivek Ranadivé [10]	17,449	*
Javier G. Teruel [11]	49,167	*
David L. Calhoun [12]	4,180,026	1.1%
Mitch Barns [13]	257,934	*
Brian J. West [14]	493,057	*
Jamere Jackson	10,958	*
Stephen Hasker [15]	83,226	*
John Lewis [16]	171,213	*
James W. Cuminale [17]	261,468	*
All Directors and Executive Officers as a group (19 persons) 118	6,211,080	1.7%

*	less than 1%
[1]	Luxco is a private limited company incorporated under the laws of Luxembourg, the equity interests of which are held by the various investment funds. Of the 36,324,635 shares of common stock of Nielsen owned by Luxco, 12,085,880 are attributable to The Blackstone Group, 9,371,211 are attributable to The Carlyle Group and 14,867,544 are attributable to Kohlberg Kravis Roberts & Co. The address of Luxco is 59, rue de Rollingergrund, L-2440, Luxembourg.

[2]	Based on the Schedule 13G filed on February 13, 2015, Capital Research Global Investors has sole voting power and sole investment power with respect to the shares of our common stock held by it. The address of Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071.
[3]	Based on the Schedule 13G filed by The Vanguard Group, Inc. on February 10, 2015., The Vanguard Group, Inc. has sole voting power with respect to 545,982 shares of our common stock, sole investment power with respect to 22,755,579 shares of our common stock and shared investment power with respect to 509,135 shares of our common stock, including 431,535 shares which are also beneficially owned by Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., as a result of its serving as investment manager of collective trust accounts, and 192,047 shares beneficially owned by Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., as a result of its serving as investment manager of Australian investment offerings. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvem, PA 19355.
[4]	Based on the Schedule 13G filed on February 4, 2015, GIC Private Limited has sole voting power and sole investment power with respect to 14,530,826 shares of our common stock and shared voting power and shared investment power with respect to 4,257,184 shares of our common stock. The address of GIC Private Limited is 168, Robinson Road #37-01, Capital Tower, Singapore 068912.
[5]	Of the shares shown as beneficially owned, 31,120 represent rights to acquire shares of common stock through the exercise of options and 12,609 represent the right to receive shares of common stock upon the payout of vested deferred stock units. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[6]	Of the shares shown as beneficially owned, 255 represent the right to receive shares of common stock upon the payout of vested deferred stock units. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter,
[7]	Of the shares shown as beneficially owned, 210 represent the right to receive shares of common stock upon the payout of vested deferred stock units. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter,
[8]	Of the shares shown as beneficially owned, 1,554 represent the right to receive shares of common stock upon the payout of vested deferred stock units. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[9]	Of the shares shown as beneficially owned, (a) 40,335 represent rights to acquire shares of common stock through the exercise of options, (b) 12,451 represent the right to receive shares of common stock upon the payout of vested deferred stock units and (c) 18,600 shares are owned by a charitable foundation for which Mr. Pozen and his spouse are trustees with investment power. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[10]	Of the shares shown as beneficially owned, 4,941 represent rights to acquire shares of common stock through the exercise of options and 12,508 represent the right to receive shares of common stock upon the payout of vested deferred stock units. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[11]	Of the shares shown as beneficially owned, 34,172 represent rights to acquire shares of common stock through the exercise of options and 11,140 represent the right to receive shares of common stock upon the payout of vested deferred stock units. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[12]	Of the shares shown as beneficially owned, 2,925,239 represent rights to acquire shares of common stock through the exercise of options. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[13]	Of the shares shown as beneficially owned, 205,894 represent rights to acquire shares of common stock through the exercise of options. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[14]	Of the shares shown as beneficially owned, 388,749 represent rights to acquire shares of common stock through the exercise of options. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[15]	Of the shares shown as beneficially owned, 72,718 represent rights to acquire shares of common stock through the exercise of options. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[16]	Of the shares shown as beneficially owned, 141,625 represent rights to acquire shares of common stock through the exercise of options. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[17]	Of the shares shown as beneficially owned, 168,500 represent rights to acquire shares of common stock through the exercise of options. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.
[18]	Of the shares shown as beneficially owned, 4,299,761 represent rights to acquire shares of common stock through the exercise of options, 512 represent the right to receive shares of common stock upon the vesting of restricted stock units and 51,431 represent the right to receive shares of common stock upon the payout of vested deferred stock units. Includes amounts vested as of April 20, 2015 and amounts that vest within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Letter Agreements With Sponsors

On August 14, 2013, Nielsen entered into separate letter agreements with affiliates of each of The Blackstone Group, The Carlyle Group, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, each of which provides such counterparty with the right to nominate one director to Nielsen’s Board of Directors directly, rather than through Luxco, if such counterparty holds, directly or indirectly, at least 3% of Nielsen’s voting power. On October 30, 2014, Thomas H. Lee Partners relinquished this right.

Registration Rights Agreement

In connection with our initial public offering in January 2011, we entered into a registration rights agreement with each of AlpInvest Partners, The Blackstone Group, The Carlyle Group, Centerview Partners, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners (collectively, the “Sponsors”) and Luxco. Pursuant to this registration rights agreement, the Sponsors collectively have the right to an unlimited number of demand registrations, which may be exercised by Luxco at any time and from time to time after the expiration of lock-up agreements. Pursuant to such demand registration rights, we are required to register the shares of common stock beneficially owned by them directly or through Luxco with the SEC for sale by them to the public, provided that any demand that will result in the imposition of a lock-up on us and the Sponsors may not be made unless the shares requested to be sold by the demanding shareholders in such offering have an aggregate market value of at least $100 million. In addition, in the event that we are registering additional shares of common stock for sale to the public, whether on our own behalf or on behalf of the Sponsors or other shareholders with registration rights, the Sponsors have piggyback registration rights providing them with the right to have us include the shares of common stock owned by them in any such registration. In each such event, the Company is required to pay the registration expenses.

Sponsor-Held Debt

A portion of the borrowings under our senior secured credit facility have been purchased by certain of the Sponsors in market transactions not involving the Company. Based on information made available to the Company, amounts held by the Sponsors and their affiliates was $222 million as of December 31, 2014. Interest expense associated with amounts held by the Sponsors and their affiliates approximated $6 million during the year ended December 31, 2014. Of the $222 million of debt held by the Sponsors and their affiliates, Kohlberg Kravis Roberts & Co. and its affiliates held $64 million, The Blackstone Group and its affiliates held $140 million and The Carlyle Group and its affiliates held $19 million. The Sponsors, their subsidiaries, affiliates and controlling shareholders may, from time to time, depending on market conditions, seek to purchase debt securities issued by Nielsen or its subsidiaries or affiliates in open market or privately negotiated transactions or by other means. We make no undertaking to disclose any such transactions except as may be required by applicable laws and regulations.

Equity Healthcare Arrangement

Effective January 1, 2009, we entered into an employer health program arrangement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. Equity Healthcare is an affiliate of The Blackstone Group with whom Mr. Calhoun, the Executive Chairman of the Board of Directors of the Company, is affiliated and in which he may have an indirect interest.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we have paid Equity Healthcare a fee per participating employee per month (“PEPM”). As of December 31, 2014, we had approximately 8,170 employees enrolled in our self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. The PEPM fee for 2014 was $2.70.

Commercial Relationship With TIBCO

Mr. Ranadivé, who has served on Nielsen’s Board of Directors since July 26, 2012, was the Chief Executive Officer and Chairman of the Board of Directors of TIBCO and owned shares of TIBCO’s capital stock. Effective December 5, 2014, TIBCO was acquired, Mr. Ranadivé sold all of his shares in TIBCO and stepped down as Chief Executive Officer and Chairman. He remains a board member of TIBCO and will assist it with strategic projects.

During the year ended December 31, 2014, the Company paid approximately $9.8 million to TIBCO. Of that amount, $2.0 million was for the purchase of software licenses and $7.8 million was for the purchase of related IT tech support services and training.

The disinterested members of the Board of Directors and our Audit Committee have approved our transactions with TIBCO from the date Mr. Ranadivé began serving on our Board of Directors in accordance with our Related Person Transaction Policy described below. Our Audit Committee has preapproved the purchases of products and services from TIBCO in the amount of $11 million in any calendar year or, if less, the limits imposed by the NYSE listing rules relating to director independence.

In 2013, the Audit Committee also approved a revenue-sharing agreement between TIBCO and Nielsen under which TIBCO paid to Nielsen a one-time license fee for certain Nielsen data. In the event TIBCO sells Nielsen data to its customers, Nielsen receives 40% of such revenue. This agreement, effective December 20, 2013, will remain in effect for three years, but it will renew for an additional two years if Nielsen’s share of the revenue during the initial term exceeds $400,000. Nielsen may elect to terminate the agreement at the end of the initial term if Nielsen establishes that it has lost or will lose an agreed-upon revenue amount from clients that have terminated their license with Nielsen for Nielsen’s data and elected instead to license the data from TIBCO. No revenue was realized by Nielsen from this revenue-sharing agreement through December 31, 2014.

Investment In The Pereg Fund

On December 3, 2012, we entered into certain agreements (the “Agreements”) with Pereg Venture Fund I, LP (“Pereg Fund”), an investment vehicle focused on investments primarily in marketing, media and advertising related to early stage technology innovations. Itzhak Fisher, who served as our Executive Vice President until September 30, 2014, serves as the Chairman of both Pereg Ventures LLC, the investment manager of Pereg Fund (the “Investment Manager”), and Pereg Ventures GP LP, the general partner of Pereg Fund (the “General Partner”). As of December 31, 2014, Mr. Fisher owned approximately 89% of each of the Investment Manager and the General Partner. Additionally, Mr. Fisher is an investor in Pereg Fund.

Pursuant to the Agreements, we became a limited partner of Pereg Fund and committed to make an investment in Pereg Fund in the amount of the lesser of (a) 19.9% of total commitments in Pereg Fund; and (b) $10,000,000. On June 19, 2014, we entered into amendments to the Agreements, pursuant to which we committed to make an investment in Pereg Fund in the amount of the lesser of (a) 45% of the capital contributions of all partners in Pereg Fund; and (b) $10,000,000. We are not obligated to fund our investment until such time as Pereg Fund has accepted subscriptions for commitments of $25,000,000 or more (inclusive of our commitment). As of January 30, 2015, we have funded approximately $854,000 of our investment in Pereg Fund.

The Agreements provide us with the following rights (among others): (a) Pereg Fund will apply the most favorable terms that it offers to any investor to our investment; (b) the General Partner will not accept commitments from, nor allow transfers to, any person identified by us as our competitor without our prior written consent; (c) the General Partner and Pereg Fund will give us a right of first refusal to pursue any investment in a portfolio company considered by Pereg Fund which operates in a business in which we currently operate or desire to operate (a “Nielsen Business”); and (d) we will have the opportunity to make an offer to acquire Pereg Fund’s interest in a portfolio company which Pereg Fund seeks to dispose of and which is engaged in a Nielsen Business. Notwithstanding the foregoing rights, we have no role in the management of Pereg Fund nor in the selection of or the decision by Pereg Fund to invest in or dispose of any of Pereg Fund’s investments. Additionally, we have no oversight authority with respect to Pereg Fund, nor will we be a sponsor or manager of Pereg Fund.

The Investment Manager will charge Pereg Fund a management fee of 2% per year of each investor’s committed capital in Pereg Fund. Additionally, the General Partner will receive 20% of the profits which are distributable from Pereg Fund (payable after Pereg Fund has returned invested capital to investors) (the “Carried Interest”). Under certain circumstances, Mr. Fisher may receive a portion of the management fee, but he did not receive any form of compensation from Pereg Fund, the General Partner or the Investment Manager in the year ended December 31, 2014. He is expected to receive his share of the Carried Interest and any amounts payable to him as a result of his investment in Pereg Fund.

On July 26, 2012 and May 1, 2014, our Board of Directors (composed entirely of disinterested members) approved our investment in Pereg Fund pursuant to the Agreements and their amendments.

Review, Approval Or Ratification Of Certain Transactions With Related Persons

We have adopted a written Related Person Transaction Policy which requires that all Related Person Transactions (defined as all transactions that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any Related Person (defined as any person described in paragraph (a) of Item 404 of Regulation S-K) will have a direct or indirect material interest) be approved or ratified by a committee of the Board composed solely of independent directors who are disinterested or by the disinterested members of the Board. We have complied with the Policy since its adoption.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence and Independence Determinations” of this Form 10-K/A.

Item 14.	Principal Accounting Fees and Services

Subject to shareholder approval as may be required under Dutch law, the Audit Committee is directly responsible for the appointment and termination of the independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. In addition, the Audit Committee is responsible for the compensation, retention and oversight of any such firm, including the resolution of disagreements between management and such firm regarding financial reporting. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm, except that pre-approval is not necessary for minor non-audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Committee. All of the services covered under this Item 14 were pre-approved by the Audit Committee.

The Audit Committee may form and delegate to subcommittees consisting of one or more of its members, when appropriate, the authority to pre-approve services to be provided by the independent auditors so long as the pre-approvals are presented to the full Audit Committee at its next scheduled meeting.

In connection with the audit of the Company’s annual financial statements for the year ended December 31, 2014, we entered into an agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP performed audit services for the Company.

The following table presents fees for professional services rendered by Ernst & Young LLP and its affiliates for the audit of our financial statements for the years ended December 31, 2014 and 2013 and fees billed for other services rendered by Ernst & Young LLP and its affiliates for those periods:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees [1]	$8,013,000	$8,076,000
Audit-related fees [2]	285,000	777,000
Tax fees [3]	370,000	504,000
All other fees [4]	121,000	8,000

Total	$8,789,000	$9,365,000

[1]	Fees for audit services billed or expected to be billed in relation to the years ended December 31, 2014 and 2013 consisted of the following: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, statutory and regulatory audits and SEC filings relating to equity and debt offerings.
[2]	Fees for audit-related services in the year ended December 31, 2014 include fees related to the audits of employee benefit plans and accounting consultations. Fees for audit-related services in the years ended December 31, 2013 include fees related to the Nielsen Business Media carve-out audit, audits of employee benefits and accounting consultations.
[3]	Fees for tax services billed in the years ended December 31, 2014 and 2013 consisted of tax compliance and tax planning and advice.
[4]	Includes specified transaction fees and certain other fees.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Ernst & Young LLP’s independence and concluded that it was.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits

The exhibit index attached hereto is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, thereunto duly authorized.

Nielsen N.V.
(Registrant)

Date: April 29, 2015	/S/ JEFFREY R. CHARLTON
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

Exhibit No.	Description

2.1(a)(1)	Agreement and Plan of Merger, dated as of December 17, 2012, among Arbitron Inc., Nielsen Holdings N.V. and TNC Sub I Corporation (incorporated herein by reference to Exhibit 2.1 to the Form 8-K of Nielsen Holdings N.V. filed on December 18, 2012 (File No. 001-35042))

2.1(b)(1)	Stock Purchase Agreement between VNU International B.V. and Expo Event Transco Inc., dated May 4, 2013 (incorporated herein by reference to Exhibit 2.2 to the Amendment No. 1 to the Form S-4 filed by The Nielsen Company B.V. on July 17, 2013 (File No. 333-189456))

2.1(c)	Common Draft Terms of the Cross-Border Legal Merger by and among Nielsen N.V. and Nielsen Holdings Limited dated March 26, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed on March 31, 2015)

3.1	Deed of Incorporation of Nielsen Holdings N.V. (formerly Valcon Acquisition Holding B.V.) (incorporated herein by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

3.2	Amended and Restated Articles of Association of Nielsen Holdings N.V. (unofficial English translation) (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

3.2(a)	Nielsen N.V. Amended Articles of Association (unofficial English translation) (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 29, 2014 (File No. 001-35042))

4.1(a)	Second Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, and further amended and restated as of February 2, 2012 among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042))

4.1(b)	Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(c)	Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(d)	Senior Secured Loan Agreement, dated June 8, 2009, by and among Nielsen Finance LLC, the Guarantors party thereto from time to time, Goldman Sachs Lending Partners LLC and the other Lenders party thereto from time to time (incorporated herein by reference to Exhibit 4.1(g) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(e)	First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546-29))

Exhibit No.	Description

4.1(f)	Amendment No. 1, dated as of August 13, 2010, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of The Nielsen Company B.V. filed on August 16, 2010 (File No. 333-142546-29))

4.1(g)	Amendment No. 2, dated as of March 23, 2011, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 28, 2011 (File No. 001-35042))

4.1(h)	Amendment Agreement, dated February 2, 2012, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and certain of the lenders (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042))

4.1(i)	Amendment Agreement, dated February 28, 2013, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders ((incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on March 4, 2013 (File No. 001-35042))

4.1(j)	Form of Third Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on March 4, 2013 (File No. 001-35042))

4.1(k)	Amendment Agreement, dated April 22, 2014, among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen Holdings N.V. filed on April 24, 2014 (File No. 001-35042))

4.1(l)	Form of Fourth Amended and Restated Credit Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen Holdings N.V. filed on April 24, 2014 (File No. 001-35042))

4.2(a)	Indenture, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 (a) to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012 (File No. 001-35042))

4.2(b)	First Supplemental Indenture, dated as of December 12, 2012, among Vizu Corporation, Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(c)	Second Supplemental Indenture, dated as of June 17, 2013, among G4 Analytics, Inc., Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(c) to Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(d)	Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(e)	Fourth Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(f)	Fifth Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(g)	Sixth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

Exhibit No.	Description

4.2(h)	Seventh Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and the Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.2(i)	Eighth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and the Law Debenture Trust company of New York, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.2(j)	Ninth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(a)	Indenture, dated as of September 27, 2013, among The Nielsen Company (Luxembourg) S.ar.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings N.V. filed on September 27, 2013 (File No. 001-35042))

4.3(b)	First Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(c)	Second Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(d)	Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(e)	Fourth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Deutsche Bank Trust Company, as trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.3(f)	Fifth Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(g)	Sixth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.3(h)	Seventh Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.4	Indenture, dated as of April 11, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on April 11, 2014 (File No. 001-35042))

4.4(a)	First Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.4(b)	Supplemental Indenture, dated as of July 8, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (identified therein) and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on July 8, 2014 (File No. 001-35042))

4.4(c)	Third Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.4(d)	Fourth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

Exhibit No.	Description

4.4(e)	Fifth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.4(f)	Supplemental Indenture, dated as of February 25, 2015, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee. (incorporated herein by reference to the Current Report on Form 8-K filed on February 25, 2015 (File No. 001-35042))

10.1(a)	Form of Letter Agreement with affiliates of each of The Blackstone Group, The Carlyle Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, dated as of August 14, 2013 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 23, 2013 (File No. 001-35042))

10.1(b)	Amendment to Letter Agreement with affiliates of Thomas H. Lee Partners, dated as of October 30, 2014. (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

10.2**	Transition Agreement, dated as of November 5, 2013, by and among David L. Calhoun, Nielsen Holdings N.V., The Nielsen Company B.V. and TNC (US) Holdings, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

10.3(a)**	Management Stockholder’s Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and David L. Calhoun (incorporated herein by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010 (File No. 333-167271))

10.3(b)**	Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands, Valcon Acquisition Holding (Luxembourg) S.à r.l., a private limited company incorporated under the laws of Luxembourg and David L. Calhoun (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546-29))

10.4**	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.5**	The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.6**	Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.7**	Offer letter to Jamere Jackson, dated February 20, 2014 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))

10.8**	Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.9(a)**	VNU Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.9(b)**	Amendment to the VNU Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.9(c)**	Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.10**	The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, (File No. 333-142546-29))

Exhibit No.	Description

10.11**	2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holding N.V. and its Subsidiaries, as amended and restated, effective August 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2012 (File No. 333-172256))

10.12(a)**	Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.12(b)**	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.12(c)**	Form of Amendment to Management Stockholder’s Agreement and Sale Participation Agreement dated September 29, 2011, originally filed on March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 27, 2011 (File No. 001-35042))

10.13(a)**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the Quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2010 (File No. 333-142546-29))

10.13(b)**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.14(a)†	Amended and Restated Master Services Agreement, effective as of October 1, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(a) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.14(b)†	Amendment Number 1 to the Amended and Restated Master Services Agreement, effective as of March 31, 2008, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(b) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on January July 8, 2010 (File No. 333-167271))

10.14(c)	Amendment Number 2 to the Amended and Restated Master Services Agreement, effective as of October 31, 2007, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(c) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.14(d)†	Amendment Number 3 to the Amended and Restated Master Services Agreement, effective as of May 11, 2009, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(d) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.14(e)†	Amendment Number Four to the Amended and Restated Master Services Agreement dated and made effective as of February 7, 2013, by and between Tata America International Corporation, Tata Consultancy Services Limited and The Nielsen Company (US), LLC. (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.15**	Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.16**	Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8 filed on September 30, 2013 (File No. 333-191458))

10.17**	Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.18**	Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546-29))

Exhibit No.	Description

10.19**	Amended and Restated Nielsen Holdings N.V. 2010 Stock Incentive Plan (incorporated herein by reference to Annex A to the Form DEF14A of Nielsen Holdings N.V. filed on April 15, 2013 (File No. 001-35042))

10.20**	Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.21	Registration Rights Agreement, dated January 31, 2011, among Nielsen Holdings N.V., Valcon Acquisition Holding (Luxembourg) S.à r.l., AlpInvest Partners CS Investments 2006 C.V., Blackstone Capital Partners (Cayman) V L.P., Carlyle Partners IV Cayman, L.P., Hellman & Friedman Capital Partners V (Cayman), L.P., KKR VNU (Millennium) Limited, THL Fund VI Alternative Corp. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

10.22**	Nielsen Holdings Executive Annual Incentive Plan ((incorporated herein by reference to the Form DEF14A filed on April 14, 2014 (File No. 001-35042))

10.23**	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.24**	Form of Nielsen Holdings N.V. Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))

10.25**	Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))

10.26**	Form of Offer Letter, dated October 24, 2006, by and between VNU and James W. Cuminale (incorporated herein by reference to Exhibit 10.18 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.27(a)**	Severance Agreement, dated February 2, 2007, by and between The Nielsen Company B.V. and The Nielsen Company (US), Inc. and James W. Cuminale. (incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Nielsen Holdings N.V. filed on February 22, 2013 (File No. 001-35042))

10.27(b)**	Letter from James W. Cuminale regarding Severance Agreement dated February 2, 2007 between VNU Group B.V. and VNU, Inc. and James W. Cuminale (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

10.28**	Form of Nielsen N.V. Performance Restricted Stock Unit Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q filed on April 22, 2015 (File No. 001-35042))

21.1	Nielsen N.V. Active Subsidiaries (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e) relating to the Annual Report on Form 10-K/A for the year ended December 31, 2014

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e) relating to the Annual Report on Form 10-K/A for the year ended December 31, 2014

31.3	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e) (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

31.4	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e) (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

Exhibit No.	Description

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

101	The following financial information from Nielsen N.V.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements (incorporated herein by reference to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042)).

*	Filed or furnished herewith.
**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
†	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.
(1)	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Nielsen hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any omitted schedules and exhibits upon request therefor by the Securities and Exchange Commission.