Form 10-Q
period 2015-06-30
Nielsen N.V.
filed 2015-07-28
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 366,859,970 shares of the registrant’s Common Stock outstanding as of June 30, 2015.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen N.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2015	2014	2015	2014
Revenues	$1,559	$1,594	$3,017	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	648	677	1,270	1,319
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	465	482	946	971
Depreciation and amortization	146	145	288	286
Restructuring charges	14	13	28	37
Operating income	286	277	485	470
Interest income	1	1	2	2
Interest expense	(79)	(78)	(152)	(155)
Foreign currency exchange transaction losses, net	(6)	(6)	(32)	(33)
Other expense, net	—	(45)	—	(48)
Income from continuing operations before income taxes and equity in net income of affiliates	202	149	303	236
Provision for income taxes	(86)	(74)	(124)	(107)
Equity in net income of affiliates	—	1	—	2
Net income	116	76	179	131
Net income/(loss) attributable to noncontrolling interests	2	2	2	(1)
Net income attributable to Nielsen stockholders	$114	$74	$177	$132
Net income per share of common stock, basic
Income from continuing operations	$0.31	$0.19	$0.48	$0.35
Net income attributable to Nielsen stockholders	$0.31	$0.19	$0.48	$0.35
Net income per share of common stock, diluted
Income from continuing operations	$0.31	$0.19	$0.47	$0.34
Net income attributable to Nielsen stockholders	$0.31	$0.19	$0.47	$0.34
Weighted-average shares of common stock outstanding, basic	368,364,597	379,755,766	369,759,375	379,386,349
Dilutive shares of common stock	4,216,436	5,601,047	4,204,371	5,624,779
Weighted-average shares of common stock outstanding, diluted	372,581,033	385,356,813	373,963,746	385,011,128
Dividends declared per common share	$0.28	$0.25	$0.53	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS)	2015	2014	2015	2014
Net income	$116	$76	$179	$131
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	35	41	(137)	33
Available for sale securities (2)	1	2	4	4
Changes in the fair value of cash flow hedges (3)	1	(1)	(2)	(1)
Defined benefit pension plan adjustments (4)	4	(1)	10	2
Total other comprehensive income/(loss)	41	41	(125)	38
Total comprehensive income	157	117	54	169
Less: comprehensive income/(loss) attributable to noncontrolling interests	1	2	(2)	(1)
Total comprehensive income attributable to Nielsen stockholders	$156	$115	$56	$170

(1)	Net of tax of zero and $(2) million for the three months ended June 30, 2015 and 2014, respectively, and $(12) million and $(1) million for the six months ended June 30, 2015 and 2014, respectively
(2)	Net of tax of $(1) million for each of the three months ended June 30, 2015 and 2014, and $(3) million for each of the six months ended June 30, 2015 and 2014
(3)	Net of tax of $(1) million and zero for the three months ended June 30, 2015 and 2014, respectively, and $1 million and zero for the six months ended June 30, 2015 and 2014, respectively
(4)	Net of tax of $(1) million and $1 million for the three months ended June 30, 2015 and 2014, respectively, and $(2) million and $1 million for the six months ended June 30, 2015 and 2014, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2015	2014
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$331	$273
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $28 and $29 as of June 30, 2015 and December 31, 2014, respectively	1,227	1,241
Prepaid expenses and other current assets	556	505
Total current assets	2,114	2,019
Non-current assets
Property, plant and equipment, net	508	533
Goodwill	7,690	7,671
Other intangible assets, net	4,702	4,715
Deferred tax assets	70	83
Other non-current assets	381	355
Total assets	$15,465	$15,376
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$831	$1,035
Deferred revenues	332	304
Income tax liabilities	139	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	331	397
Total current liabilities	1,633	1,798
Non-current liabilities
Long-term debt and capital lease obligations	7,142	6,465
Deferred tax liabilities	1,017	1,025
Other non-current liabilities	921	955
Total liabilities	10,713	10,243
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 382,675,950 and 382,622,922 shares issued and 366,859,970 and 372,757,598 shares outstanding at June 30, 2015 and December 31, 2014, respectively	32	32
Additional paid-in capital	6,179	6,344
Treasury stock, at cost	(685)	(415)
Retained earnings/(accumulated deficit)	49	(128)
Accumulated other comprehensive loss, net of income taxes	(898)	(777)
Total Nielsen stockholders’ equity	4,677	5,056
Noncontrolling interests	75	77
Total equity	4,752	5,133
Total liabilities and equity	$15,465	$15,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2015	2014
Operating Activities
Net income	$179	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	27	24
Excess tax benefits from stock-based compensation	(28)	—
Currency exchange rate differences on financial transactions and other losses	34	81
Equity in net income of affiliates, net of dividends received	1	(2)
Depreciation and amortization	288	286
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	4	(47)
Prepaid expenses and other current assets	(59)	(48)
Accounts payable and other current liabilities and deferred revenues	(187)	(167)
Other non-current liabilities	(4)	(4)
Interest payable	12	8
Income taxes	59	38
Net cash provided by operating activities	326	300
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(197)	(192)
Additions to property, plant and equipment and other assets	(69)	(54)
Additions to intangible assets	(130)	(117)
Other investing activities	3	—
Net cash used in investing activities	(393)	(363)
Financing Activities
Net (payments)/borrowings under revolving credit facility	(72)	25
Proceeds from issuances of debt, net of issuance costs	746	3,748
Repayment of debt	(49)	(3,748)
Cash dividends paid to stockholders	(192)	(167)
Repurchase of common stock	(320)	(48)
Proceeds from exercise of stock options	26	57
Excess tax benefits from stock-based compensation	28	—
Other financing activities	(12)	(41)
Net cash provided by/(used in) financing activities	155	(174)
Effect of exchange-rate changes on cash and cash equivalents	(30)	(17)
Net increase/(decrease) in cash and cash equivalents	58	(254)
Cash and cash equivalents at beginning of period	273	564
Cash and cash equivalents at end of period	$331	$310
Supplemental Cash Flow Information
Cash paid for income taxes	$(65)	$(69)
Cash paid for interest, net of amounts capitalized	$(140)	$(147)

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

The Company was formed by several private equity groups through Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). As of December 31, 2014, Luxco owned approximately 15% of the Company’s common stock. During the six months ended June 30, 2015, Luxco sold 46.7 million shares of the Company’s common stock. As of June 30, 2015, Luxco owned approximately 2% of the Company’s common stock.

On February 26, 2015, Nielsen announced that its Board of Directors unanimously approved a proposal that would result in a change in domicile of the Company from the Netherlands to the United Kingdom. Under the proposal, the Company’s principal executive offices would continue to be located in the United States. The proposed change in domicile was approved by the Company’s shareholders on June 26, 2015 and is expected to occur during the third quarter of 2015 subject to the satisfaction of various customary conditions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2015 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 2,349,596 and 81,000 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2015 and 2014, respectively, as such shares would have been anti-dilutive.

The effect of 2,383,850 and 81,000 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2015 and 2014, respectively, as such shares would have been anti-dilutive.

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

During the period between the first quarter of 2013 through the second quarter of 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by the Company for the conversion of Venezuelan Bolivares Fuertes into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the condensed consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

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

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). Nielsen currently expects to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At June 30, 2015, the SIMADI exchange rate was 197.0 bolivars to the U.S. dollar.  As a result of this change, Nielsen recorded a pre-tax charge of $8 million during the six months ended June 30, 2015.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.  Total net monetary assets in U.S. dollars at the June 30, 2015 SIMADI rate totaled $3 million.

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

Debt Issuance Costs

         In April 2015, the FASB issued an ASU, “Simplifying the Presentation of Debt Issuance Costs”. The new standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The FASB has approved a one year deferral of this standard and is now effective for annual periods beginning after December 15, 2017. Nielsen is currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

3. Business Acquisitions

For the six months ended June 30, 2015, Nielsen paid cash consideration of $197 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2014, Nielsen paid cash consideration of $192 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2015.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2014	$3,014	$4,657	$7,671
Acquisitions, divestitures and other adjustments	5	142	147
Effect of foreign currency translation	(113)	(15)	(128)
Balance, June 30, 2015	$2,906	$4,784	$7,690

At June 30, 2015, $69 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2015	2014	2015	2014
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	—	—
Amortized intangibles:
Trade names and trademarks	167	166	(77)	(68)
Customer-related intangibles	2,972	2,938	(1,136)	(1,054)
Covenants-not-to-compete	38	36	(34)	(30)
Computer software	2,091	1,935	(1,264)	(1,157)
Patents and other	105	105	(81)	(77)
Total	$5,373	$5,180	$(2,592)	$(2,386)

Amortization expense associated with the above intangible assets was $103 million and $104 million for the three months ended June 30, 2015 and 2014, respectively. These amounts included amortization expense associated with computer software of $55 million and $57 million for the three months ended June 30, 2015 and 2014, respectively.

Amortization expense associated with the above intangible assets was $203 million and $201 million for the six months ended June 30, 2015 and 2014, respectively. These amounts included amortization expense associated with computer software of $109 million and $108 million for the six months ended June 30, 2015 and 2014, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2015 and 2014.

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(137)	4	(6)	—	(139)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	10	14
Net current period other comprehensive (loss)/income	(137)	4	(2)	10	(125)
Net current period other comprehensive loss attributable to noncontrolling interest	(4)	—	—	—	(4)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(133)	4	(2)	10	(121)
Balance June 30, 2015	$(551)	$23	$(4)	$(366)	$(898)

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	$(124)	$9	$(5)	$(267)	$(387)
Other comprehensive income/(loss) before reclassifications	33	4	(6)	(2)	29
Amounts reclassified from accumulated other comprehensive loss	—	—	5	4	9
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	33	4	(1)	2	38
Balance June 30, 2014	$(91)	$13	$(6)	$(265)	$(349)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2015 and 2014, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2015	June 30, 2014	Statement of Operations
Cash flow hedges
Interest rate contracts	$3	$4	Interest expense
	1	1	Benefit for income taxes
	$2	$3	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$6	$3	(a)
	1	1	Benefit for income taxes
	$5	$2	Total, net of tax
Total reclassification for the period	$7	$5	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2015 and 2014, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2015	June 30, 2014	Statement of Operations
Cash flow hedges
Interest rate contracts	$6	$8	Interest expense
	2	3	Benefit for income taxes
	$4	$5	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$12	$6	(a)
	2	2	Benefit for income taxes
	$10	$4	Total, net of tax
Total reclassification for the period	$14	$9	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2014	$72
Charges	28
Payments	(48)
Effect of foreign currency translation and reclassification adjustments	(3)
Balance at June 30, 2015	$49

Nielsen recorded $14 million and $13 million in restructuring charges for the three months ended June 30, 2015 and 2014, respectively, primarily relating to severance costs.

Nielsen recorded $28 million and $37 million in restructuring charges for the six months ended June 30, 2015 and 2014, respectively, primarily relating to severance costs.

Of the $49 million in remaining liabilities for restructuring actions, $39 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2015.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30,
(IN MILLIONS)	2015	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$52	$52	—	—
Plan assets for deferred compensation (2)	31	31	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	1	—	1	—
Total	$86	$85	$1	—
Liabilities:
Interest rate swap arrangements (4)	$9	—	$9	—
Deferred compensation liabilities (5)	31	31	—	—
Total	$40	$31	$9	—

	December 31,
	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$45	$45	—	—
Plan assets for deferred compensation (2)	28	28	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	1	—	1	—
Total	$76	$75	1	—
Liabilities:
Interest rate swap arrangements (4)	$6	—	$6	—
Deferred compensation liabilities (5)	28	28	—	—
Total	$34	$28	$6	—

(1)

Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for these available-for-sale securities during the six months ended June 30, 2015 and the year ended December 31, 2014.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 8 - Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2015, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Nielsen manages translation risk exposure by creating “natural hedges” in its financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. Nielsen does not trade derivative financial instruments for speculative purposes. During the six months ended June 30, 2015 and 2014, Nielsen recorded a net gain of $3 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of June 30, 2015 Nielsen has foreign currency derivative financial instruments with a total notional value of $15 million and a maturity date of July 31, 2015.  As of December 31, 2014, there were no foreign currency derivative financial instruments outstanding.

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

In April 2015, the Company entered into a $150 million in notional amount of three-year forward interest rate swap agreement with a starting date in April 2016. This agreement fixes the LIBOR-related portion of the interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.40%. This derivative instrument has been designated as an interest rate cash flow hedge.

As of June 30, 2015 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2015	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$125,000,000	November 2015	US Dollar
Euro term loan floating-to-fixed rate swaps	€125,000,000	November 2015	Euro
US Dollar term loan floating-to-fixed rate swaps	$1,575,000,000	May 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2017	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2018	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar

Nielsen expects to recognize approximately $7 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
		Accounts Payable			Accounts Payable
Derivatives Designated as Hedging Instruments	Other Non-Current	and Other Current	Other Non-Current	Other Non-Current	and Other Current	Other Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$1	$5	$4	$1	$4	$2

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2015 and 2014 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2015	2014		2015	2014
Interest rate swaps	$2	$5	Interest expense	$3	$4

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2015 and 2014 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income (Effective	Six Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2015	2014		2015	2014
Interest rate swaps	$10	$9	Interest expense	$6	$8

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

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2015.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2015.

	June 30, 2015			December 31, 2014
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.18% ) due 2019		1,501	1,492		1,542	1,533
$500 million Senior secured term loan (LIBOR based variable rate of 2.43% ) due 2017		495	494		497	493
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.18% ) due 2021		1,089	1,093		1,094	1,088
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.93%) due 2021		316	316		345	343
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		208	206		280	274
Total senior secured credit facilities (with weighted-average interest rate)	2.68%	3,609	3,601	2.65%	3,758	3,731
$800 million 4.50% senior debenture loan due 2020		800	800		800	801
$1,550 million 5.00% senior debenture loan due 2022		—	—		1,553	1,554
$625 million 5.50% senior debenture loan due 2021		625	630		625	633
$2,300 million 5.00% senior debenture loan due 2022		2,308	2,262		—	—
Total debenture loans (with weighted-average interest rate)	5.22%	3,733	3,692	5.23%	2,978	2,988
Other loans		9	9		8	8
Total long-term debt	3.97%	7,351	7,302	3.79%	6,744	6,727
Capital lease and other financing obligations		122			118
Total debt and other financing arrangements		7,473			6,862
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		331			397
Non-current portion of long-term debt and capital lease and other financing obligations		$7,142			$6,465

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2015 to December 31, 2015	$257
2016	123
2017	642
2018	212
2019	1,041
2020	814
Thereafter	4,262
$7,351

In February 2015, Nielsen completed the issuance of $750 million aggregate principal amount of their 5.0% Senior Notes due 2022. The notes are traded interchangeably with the $750 million and the $800 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014 and July 2014, respectively.  The proceeds from the issuances have been used to make repurchases of Nielsen’s outstanding common stock from time to time, in the open market or otherwise, pursuant to Nielsen’s existing share repurchase programs, to reduce outstanding amounts under its revolving credit facility, to pay related fees and expenses, and for general corporate purposes.

9. Stockholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2015
Actual number of shares of common stock outstanding
Beginning of period	372,757,598
Shares of common stock issued through compensation plans	1,264,951
Repurchases of common stock	(7,162,579)
End of period	366,859,970

Cumulative shares of treasury stock were 15,815,980 and 9,865,324 with a corresponding value of $685 million and $415 million as of June 30, 2015 and December 31, 2014, respectively.

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2014 and the six months ended June 30, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

On July 23, 2015, the Company’s Board declared a cash dividend of $0.28 per share on our common stock.  The dividend is payable on September 10, 2015 to stockholders of record at the close of business on August 27, 2015.

         On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases are made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meetings of Shareholders held in 2014 and 2015. As of June 30, 2015, there have been 18,345,562 shares of our common stock purchased at an average price of $43.46 per share (total consideration of $797 million) under this program. The activity during the three months ended June 30, 2015 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2014	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
Total	18,345,562	$43.46	18,345,562

10. Income Taxes

The effective tax rates for the three months ended June 30, 2015 and 2014 were 43% and 50%, respectively. The tax rate for the three months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns and the effect of global licensing activities and foreign distributions offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2014 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

The effective tax rates for the six months ended June 30, 2015 and 2014 were 41% and 45%, respectively. The tax rate for the six months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the six months ended June 30, 2014 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended June 30, 2015
Revenues	$852	$707	$—	$1,559
Depreciation and amortization	$53	$92	$1	$146
Restructuring charges	$10	$4	$—	$14
Stock-based compensation expense	$4	$2	$7	$13
Other items(1)	$—	$—	$9	$9
Operating income/(loss)	$95	$216	$(25)	$286
Business segment income/(loss)(2)	$162	$314	$(8)	$468
Total assets as of June 30, 2015	$6,769	$8,422	$274	$15,465

(IN MILLIONS)
Three Months Ended June 30, 2014
Revenues	$900	$694	$—	$1,594
Depreciation and amortization	$57	$87	$1	$145
Restructuring charges	$4	$7	$2	$13
Stock-based compensation expense	$3	$2	$7	$12
Other items(1)	$—	$2	$11	$13
Operating income/(loss)	$103	$203	$(29)	$277
Business segment income/(loss)(2)	$167	$301	$(8)	$460
Total assets as of December 31, 2014	$6,869	$8,156	$351	$15,376

(IN MILLIONS)	Buy	Watch	Corporate	Total
Six Months Ended June 30, 2015
Revenues	$1,650	$1,367	$—	$3,017
Depreciation and amortization	$106	$180	$2	$288
Restructuring charges	$17	$8	$3	$28
Stock-based compensation expense	$9	$4	$14	$27
Other items (1)	$—	$—	$20	$20
Operating income/(loss)	$140	$400	$(55)	$485
Business segment income/(loss) (2)	$272	$592	$(16)	$848

(IN MILLIONS)
Six Months Ended June 30, 2014
Revenues	$1,737	$1,346	$—	$3,083
Depreciation and amortization	$111	$173	$2	$286
Restructuring charges	$22	$10	$5	$37
Stock-based compensation expense	$9	$6	$9	$24
Other items (1)	$—	$3	$16	$19
Operating income/(loss)	$143	$376	$(49)	$470
Business segment income/(loss) (2)	$285	$568	$(17)	$836

(1)	Other items primarily consist of non-recurring costs for the three and six months ended June 30, 2015 and 2014, respectively.
(2)

The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of June 30, 2015 and December 31, 2014 and consolidating statements of operations and cash flows for the periods ended June 30, 2015 and 2014. The issued debt securities are jointly and severally guaranteed on a full and unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect 100% owned subsidiaries of Nielsen, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are also 100% owned indirect subsidiaries of Nielsen: Nielsen Finance LLC and Nielsen Finance Co. for certain series of debt obligations, and The Nielsen Company (Luxembourg) S ar l., for the other series of debt obligations. Each issuer is a guarantor of the debt obligations not issued by it.

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

Nielsen N.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$899	$660	$—	$1,559
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	320	328	—	648
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	249	214	—	465
Depreciation and amortization	—	—	120	26	—	146
Restructuring charges	—	—	8	6	—	14
Operating (loss)/income	(2)	—	202	86	—	286
Interest income	—	217	9	2	(227)	1
Interest expense	—	(75)	(220)	(11)	227	(79)
Foreign currency exchange transaction losses, net	—	—	—	(6)	—	(6)
Other income/(expense), net	—	—	99	(99)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	(2)	142	90	(28)	—	202
(Provision)/benefit for income taxes	—	(50)	(49)	13	—	(86)
Equity in net income of subsidiaries	116	20	75	129	(340)	—
Net income	114	112	116	114	(340)	116
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	114	112	116	112	(340)	114
Total other comprehensive income	42	45	42	46	(134)	41
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income attributable to controlling interests	42	45	42	47	(134)	42
Total comprehensive income	156	157	158	160	(474)	157
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income attributable to controlling interest	$156	157	158	159	(474)	156

Nielsen N.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$851	$743	$—	$1,594
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	329	348	—	677
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	239	242	—	482
Depreciation and amortization	—	—	115	30	—	145
Restructuring charges	—	—	12	1	—	13
Operating (loss)/income	(1)	—	156	122	—	277
Interest income	—	213	11	3	(226)	1
Interest expense	—	(74)	(217)	(13)	226	(78)
Foreign currency exchange transaction losses, net	—	—	(1)	(5)	—	(6)
Other (expense)/income, net	—	(45)	158	(158)	—	(45)
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	(1)	94	107	(51)	—	149
Benefit/(provision) for income taxes	1	(10)	(68)	3	—	(74)
Equity in net income of subsidiaries	74	196	35	125	(430)	—
Equity in net income of affiliates	—	—	—	1	—	1
Net income	74	280	74	78	(430)	76
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	74	280	74	76	(430)	74
Total other comprehensive income	41	34	41	34	(109)	41
Total comprehensive income	115	314	115	112	(539)	117
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income attributable to controlling interest	$115	314	115	110	(539)	115

Nielsen N.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2015

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,745	$1,272	$—	$3,017
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	632	638	—	1,270
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	507	436	—	946
Depreciation and amortization	—	—	233	55	—	288
Restructuring charges	—	—	19	9	—	28
Operating (loss)/income	(3)	—	354	134	—	485
Interest income	—	437	20	3	(458)	2
Interest expense	—	(143)	(444)	(23)	458	(152)
Foreign currency exchange transaction losses, net	—	—	(11)	(21)	—	(32)
Other income/(expense), net	—	—	91	(91)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	(3)	294	10	2	—	303
Provision for income taxes	—	(103)	(14)	(7)	—	(124)
Equity in net income of subsidiaries	180	5	184	197	(566)	—
Net income	177	196	180	192	(566)	179
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	177	196	180	190	(566)	177
Total other comprehensive loss	(121)	(118)	(121)	(122)	357	(125)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total other comprehensive loss attributable to controlling interests	(121)	(118)	(121)	(118)	357	(121)
Total comprehensive income	56	78	59	70	(209)	54
Comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income attributable to controlling interests	$56	78	59	72	(209)	56

Nielsen N.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2014

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,654	$1,429	$—	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	636	683	—	1,319
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	487	483	—	971
Depreciation and amortization	—	—	225	61	—	286
Restructuring charges	—	—	24	13	—	37
Operating (loss)/income	(1)	—	282	189	—	470
Interest income	—	421	23	5	(447)	2
Interest expense	—	(147)	(430)	(25)	447	(155)
Foreign currency exchange transaction losses, net	—	—	—	(33)	—	(33)
Other (expense)/income, net	—	(45)	148	(151)	—	(48)
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(1)	229	23	(15)	—	236
Benefit/(provision) for income taxes	5	(57)	(47)	(8)	—	(107)
Equity in net income of subsidiaries	128	160	153	147	(588)	—
Equity in net (loss)/income of affiliates	—	—	(1)	3	—	2
Net income	132	332	128	127	(588)	131
Less net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to controlling interest	132	332	128	128	(588)	132
Total other comprehensive income	38	22	38	22	(82)	38
Total comprehensive income	170	354	166	149	(670)	169
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total comprehensive income attributable to controlling interest	$170	354	166	150	(670)	170

Nielsen N.V.

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$29	—	40	262	—	331
Trade and other receivables, net	—	—	536	691	—	1,227
Prepaid expenses and other current assets	—	9	381	166	—	556
Intercompany receivables	1	411	299	126	(837)	—
Total current assets	30	420	1,256	1,245	(837)	2,114
Non-current assets
Property, plant and equipment, net	—	—	332	176	—	508
Goodwill	—	—	5,724	1,966	—	7,690
Other intangible assets, net	—	—	4,351	351	—	4,702
Deferred tax assets	1	—	24	45	—	70
Other non-current assets	—	48	207	126	—	381
Equity investment in subsidiaries	4,711	1,457	6,111	2,934	(15,213)	—
Intercompany loans	—	10,835	530	187	(11,552)	—
Total assets	$4,742	$12,760	$18,535	$7,030	$(27,602)	$15,465
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$13	$52	$314	$452	$—	$831
Deferred revenues	—	—	186	146	—	332
Income tax liabilities	—	—	90	49	—	139
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	98	232	1	—	331
Intercompany payables	15	124	523	175	(837)	—
Total current liabilities	28	274	1,345	823	(837)	1,633
Non-current liabilities
Long-term debt and capital lease obligations	—	7,036	85	21	—	7,142
Deferred tax liabilities	—	74	878	65	—	1,017
Intercompany loans	35	61	10,952	504	(11,552)	—
Other non-current liabilities	2	4	564	351	—	921
Total liabilities	65	7,449	13,824	1,764	(12,389)	10,713
Total stockholders’ equity	4,677	5,311	4,711	5,191	(15,213)	4,677
Noncontrolling interests	—	—	—	75	—	75
Total equity	4,677	5,311	4,711	5,266	(15,213)	4,752
Total liabilities and equity	$4,742	$12,760	$18,535	$7,030	$(27,602)	$15,465

Nielsen N.V.

Condensed Consolidating Balance Sheet

December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$49	$1	$(51)	$274	$—	$273
Trade and other receivables, net	1	—	526	714	—	1,241
Prepaid expenses and other current assets	—	8	339	158	—	505
Intercompany receivables	1	228	141	190	(560)	—
Total current assets	51	237	955	1,336	(560)	2,019
Non-current assets	—
Property, plant and equipment, net	—	—	335	198	—	533
Goodwill	—	—	5,588	2,083	—	7,671
Other intangible assets, net	—	—	4,318	397	—	4,715
Deferred tax assets	1	—	25	57	—	83
Other non-current assets	—	44	171	140	—	355
Equity investment in subsidiaries	5,017	1,124	6,548	2,795	(15,484)	—
Intercompany receivables	—	10,493	560	191	(11,244)	—
Total assets	$5,069	$11,898	$18,500	$7,197	$(27,288)	$15,376
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$10	$44	$418	$563	$—	$1,035
Deferred revenues	—	—	159	145	—	304
Income tax liabilities	1	—	18	43	—	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	98	298	1	—	397
Intercompany payables	—	—	428	132	(560)	—
Total current liabilities	11	142	1,321	884	(560)	1,798
Non-current liabilities
Long-term debt and capital lease obligations	—	6,358	87	20	—	6,465
Deferred tax liabilities	—	74	895	56	—	1,025
Intercompany loans	—	61	10,613	570	(11,244)	—
Other non-current liabilities	2	2	567	384	—	955
Total liabilities	13	6,637	13,483	1,914	(11,804)	10,243
Total stockholders’ equity	5,056	5,261	5,017	5,206	(15,484)	5,056
Noncontrolling interests	—	—	—	77	—	77
Total equity	5,056	5,261	5,017	5,283	(15,484)	5,133
Total liabilities and equity	$5,069	$11,898	$18,500	$7,197	$(27,288)	$15,376

Nielsen N.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$—	$258	$46	$22	$326
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(196)	(1)	(197)
Additions to property, plant and equipment and other assets	—	—	(49)	(20)	(69)
Additions to intangible assets	—	—	(117)	(13)	(130)
Other investing activities	—	—	3	—	3
Net cash used in investing activities	—	—	(359)	(34)	(393)
Financing activities:
Net borrowings under revolving credit facility	—	—	(72)	—	(72)
Repayments of debt	—	(49)	—	—	(49)
Proceeds from the issuance of debt, net of issuance costs		746			746
Cash dividends paid to stockholders	(192)	—	—	—	(192)
Repurchase of common stock	(320)	—	—	—	(320)
Activity under stock plans	28	—	(2)	—	26
Excess tax benefits from stock-based compensation	—	—	28	—	28
Settlement of intercompany and other financing activities	464	(956)	453	27	(12)
Net cash (used in)/provided by financing activities	(20)	(259)	407	27	155
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(27)	(30)
Net (decrease)/increase in cash and cash equivalents	(20)	(1)	91	(12)	58
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$29	$—	$40	$262	$331

Nielsen N.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$1	$299	$(17)	$17	$300
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(118)	(74)	(192)
Additions to property, plant and equipment and other assets	—	—	(38)	(16)	(54)
Additions to intangible assets	—	—	(106)	(11)	(117)
Other investing activities	9	—	(9)	—	—
Net cash provided by/(used in) investing activities	9	—	(271)	(101)	(363)
Financing activities:
Net borrowings under revolving credit facility	—	—	25	—	25
Repayments of debt	—	(3,747)	—	(1)	(3,748)
Proceeds from the issuance of debt, net of issuance costs	—	3,748	—	—	3,748
Cash dividends paid to stockholders	(167)	—	—	—	(167)
Repurchase of common stock	(48)	—	—	—	(48)
Activity under stock plans	60			(3)	57
Settlement of intercompany and other financing activities	154	(300)	79	26	(41)
Net cash (used in)/provided by financing activities	(1)	(299)	104	22	(174)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(17)	(17)
Net increase/(decrease) in cash and cash equivalents	9	—	(184)	(79)	(254)
Cash and cash equivalents at beginning of period	12	—	205	347	564
Cash and cash equivalents at end of period	$21	$—	$21	$268	$310

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 26, 2015, we announced that our Board of Directors unanimously approved a proposal that would result in a change in domicile of the Company from the Netherlands to the United Kingdom. Under the proposal, our principal executive offices would continue to be located in the United States. The proposed change in domicile was approved by our shareholders on June 26, 2015 and is expected to occur in the third quarter of 2015 subject to the satisfaction of various customary conditions.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2015, we paid cash consideration of $197 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on our consolidated results of operations would not have been material.

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

	Six Months Ended June 30,
	2015	2014
U.S. Dollar	59%	55%
Euro	9%	11%
Other Currencies	32%	34%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00 and $1.37 to €1.00 for the six months ended June 30, 2015 and 2014, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

During the period between the first quarter of 2013 through the six months ended June 30, 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by us for the conversion of Venezuelan Bolivares Fuertes into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

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

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At June 30, 2015, the SIMADI exchange rate was 197.0 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $8 million during the six months ended June 30, 2015.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances.  Total net monetary assets in U.S. dollars at the June 30, 2015 SIMADI rate totaled $3 million.

Results of Operations – Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2015	2014
Revenues	$1,559	$1,594
Cost of revenues, exclusive of depreciation and amortization shown separately below	648	677
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	465	482
Depreciation and amortization	146	145
Restructuring charges	14	13
Operating income	286	277
Interest income	1	1
Interest expense	(79)	(78)
Foreign currency exchange transaction losses, net	(6)	(6)
Other expense, net	—	(45)
Income from continuing operations before income taxes and equity in net income of affiliates	202	149
Provision for income taxes	(86)	(74)
Equity in net income of affiliates	—	1
Net income	$116	$76

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(IN MILLIONS)	2015	2014
Net income	$116	$76
Interest expense, net	78	77
Provision for income taxes	86	74
Depreciation and amortization	146	145
EBITDA	426	372
Equity in net income of affiliates	—	(1)
Other non-operating expense, net	6	51
Restructuring charges	14	13
Stock-based compensation expense	13	12
Other items(a)	9	13
Adjusted EBITDA	$468	$460

(a)	Other items primarily consist of non-recurring costs for the three months ended June 30, 2015 and 2014.

Consolidated Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Revenues decreased 2.2% to $1,559 million for the three months ended June 30, 2015 from $1,594 million for the three months ended June 30, 2014, or an increase of 4.8% on a constant currency basis, excluding a 7.0% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 5.3%, or an increase of 4.8% on a constant currency basis. Revenues within our Watch segment increased 1.9%, or 4.7% on a constant currency basis. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 4.3% to $648 million for the three months ended June 30, 2015 from $677 million for the three months ended June 30, 2014, or an increase of 2.7% on a constant currency basis, excluding a 7.0% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 8.5%, or an increase of 0.5% on a constant currency basis. Excluding a 9.0% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 1.6%, or 4.8% on a constant currency basis. Excluding a 3.2% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 3.5% to $465 million for the three months ended June 30, 2015 from $482 million for the three months ended June 30, 2014, or an increase of 4.3% on a constant currency basis, excluding a 7.8% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 1.8%, or an increase of 8.5% on a constant currency basis. Excluding a 10.3% favorable impact of changes in foreign currency exchange rates, selling, general and administrative increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 2.9%, or an increase of 0.7% on a constant currency basis. Excluding a 3.6% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses were relatively flat for the three months ended June 30, 2015.

Corporate costs decreased by approximately $6 million due primarily to lower non-recurring costs and restructuring charges in 2015.

Depreciation and Amortization

Depreciation and amortization expense was $146 million for the three months ended June 30, 2015 as compared to $145 million for the three months ended June 30, 2014.

For each of the three months ended June 30, 2015 and 2014, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $51 million.

Restructuring Charges

We recorded $14 million and $13 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended June 30, 2015 and 2014, respectively.

Operating Income

Operating income for the three months ended June 30, 2015 was $286 million as compared to $277 million for the three months ended June 30, 2014. Operating income within our Buy segment was $95 million for the three months ended June 30, 2015 as compared to $103 million for the three months ended June 30, 2014. Operating income within our Watch segment was $216 million for the three months ended June 30, 2015 as compared to $203 million for the three months ended June 30, 2014. Corporate operating expenses were $25 million for the three months ended June 30, 2015 as compared to $29 million for the three months ended June 30, 2014.

Interest Expense

Interest expense was $79 million for the three months ended June 30, 2015 as compared to $78 million for the three months ended June 30, 2014. This increase is primarily due to the issuance of $750 million 5.00% Senior Notes in February 2015 partially offset by the refinancing of a portion of the 7.75% Senior Notes in April 2014 and the refinancing of the remaining 7.75% Senior Notes in July 2014.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.11 to €1.00 for the three months ended June 30, 2015 as compared to $1.37 to €1.00 for the three months ended June 30, 2014.

We realized net losses of $6 million for the three months ended June 30, 2015, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions partially offset by a gain of $1 million associated with foreign currency derivative financial instruments.

We realized net losses of $6 million for the three months ended June 30, 2014, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $45 million for the three months ended June 30, 2014 is primarily related to the “make-whole” premium associated with the partial redemption of the 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings. We did not incur similar expenses in the three months ended June 30, 2015.

Income Taxes

The effective tax rates for the three months ended June 30, 2015 and 2014 were 43% and 50% respectively. The tax rate for the three months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns and the effect of global licensing activities and foreign distributions offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2014 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2015 is $457 million and was $452 million as of December 31, 2014. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 1.7% to $468 million for the three months ended June 30, 2015 from $460 million for the three months ended June 30, 2014, or 7.3% on a constant currency basis, excluding a 5.6% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2015 Reported	Three Months Ended June 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Three Months Ended June 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Revenues by segment
Buy	$852	$900	(5.3)%	$813	4.8%
Watch	707	694	1.9%	675	4.7%
Total	$1,559	$1,594	(2.2)%	$1,488	4.8%

Buy Segment Revenues

Revenues decreased 5.3% to $852 million for the three months ended June 30, 2015 from $900 million for the three months ended June 30, 2014, or an increase of 4.8% on a constant currency basis, excluding a 10.1% unfavorable impact of changes in foreign currency exchange rates.

Revenues from developed markets decreased 5.2% to $582 million, or an increase of 2.8% on a constant currency basis, excluding an 8.0% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of continued investments in products such as advanced analytics and innovation as well as growth in our subscription-based products.

Revenues from emerging markets decreased 5.6% to $270 million, or an increase of 9.3% on a constant currency basis, excluding a 14.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad-based demand for our services within both our multinational and local client bases.  For the three months ended June 30, 2015, these investments drove double-digit growth in Latin America, Middle East, Africa, Greater China and Eastern Europe.

Watch Segment Revenues

Revenues increased 1.9% to $707 million for the three months ended June 30, 2015 from $694 million for the three months ended June 30, 2014, or an increase of 4.7% on a constant currency basis, excluding a 2.8% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement, which increased 2.5% (5.1% on a constant currency basis) due to the resilience in our core television audience measurement, the acquisition of eXelate and our continued investment in digital. Excluding Audio, Audience Measurement increased 3.4% (6.8% on a constant currency basis). Audio decreased 0.8% on a reported and constant currency basis, for the three months ended June 30, 2015. Combined, Audience Measurement and Audio comprise approximately 80% of our Watch segment revenues.  Our Marketing Effectiveness offerings had another strong quarter, growing 18.2% (21.7% on a constant currency basis), as client’s demand for our Reaction products such as Nielsen Catalina Solutions and Nielsen Buyer Insights continues to increase. However, this gain was offset by a decrease of 19.1% (15.5% on a constant currency basis) in our other Watch products as we continue to run-off the legacy online rankings product, which will be replaced by Digital Content Ratings in the fall of this year, in addition to exiting non-core media analytics products.  Excluding the impact of our other Watch products, segment revenues increased 4.1% or 6.9% on a constant currency basis.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2015 and 2014, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$95	$10	$53	$4	$—	$162
Watch	216	4	92	2	—	314
Corporate and Eliminations	(25)	—	1	7	9	(8)
Total Nielsen	$286	$14	$146	$13	$9	$468

THREE MONTHS ENDED JUNE 30, 2014 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$103	$4	$57	$3	$—	$167
Watch	203	7	87	2	2	301
Corporate and Eliminations	(29)	2	1	7	11	(8)
Total Nielsen	$277	$13	$145	$12	$13	$460

(1)	Other items primarily consist of non-recurring costs for the three months ended June 30, 2015 and 2014.

(IN MILLIONS)	Three Months Ended June 30, 2015 Reported	Three Months Ended June 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Three Months Ended June 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$162	$167	(3.0)%	$148	9.5%
Watch	314	301	4.3%	296	6.1%
Corporate and Eliminations	(8)	(8)	NM	(8)	NM
Total Nielsen	$468	$460	1.7%	$436	7.3%

Buy Segment Profitability

Operating income was $95 million for the three months ended June 30, 2015 as compared to $103 million for the three months ended June 30, 2014. The decrease was driven primarily by the revenue performance mentioned above and increased restructuring charges in 2015 partially offset by lower depreciation and amortization expense in 2015. Non-GAAP business segment income increased 9.5% on a constant currency basis.

Watch Segment Profitability

Operating income was $216 million for the three months ended June 30, 2015 as compared to $203 million for the three months ended June 30, 2014. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives and lower restructuring charges partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 6.1% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $25 million for the three months ended June 30, 2015 as compared to $29 million for the three months ended June 30, 2014 due primarily to lower restructuring charges and non-recurring expenses for the three months ended June 30, 2015.

Results of Operations – Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2015	2014
Revenues	$3,017	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,270	1,319
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	946	971
Depreciation and amortization	288	286
Restructuring charges	28	37
Operating income	485	470
Interest income	2	2
Interest expense	(152)	(155)
Foreign currency exchange transaction losses, net	(32)	(33)
Other expense, net	—	(48)
Income from continuing operations before income taxes and equity in net income of affiliates	303	236
Provision for income taxes	(124)	(107)
Equity in net income of affiliates	—	2
Net income	$179	$131

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(IN MILLIONS)	2015	2014
Net income	$179	$131
Interest expense, net	150	153
Provision for income taxes	124	107
Depreciation and amortization	288	286
EBITDA	741	677
Equity in net income of affiliates	—	(2)
Other non-operating expense, net	32	81
Restructuring charges	28	37
Stock-based compensation expense	27	24
Other items(a)	20	19
Adjusted EBITDA	$848	$836

(a)	Other items primarily consist of non-recurring costs for the six months ended June 30, 2015 and 2014.

Consolidated Results for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Revenues decreased 2.1% to $3,017 million for the six months ended June 30, 2015 from $3,083 million for the six months ended June 30, 2014, or an increase of 4.6% on a constant currency basis, excluding a 6.7% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 5.0% (an increase of 5.0% on a constant currency basis).

Revenues within our Watch segment increased 1.6% (4.2% on a constant currency basis). Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 3.7% to $1,270 million for the six months ended June 30, 2015 from $1,319 million for the six months ended June 30, 2014, or an increase of 3.0% on a constant currency basis, excluding a 6.7% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 7.5%, or an increase of 1.4% on a constant currency basis. Excluding an 8.9% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 3.0%, or 6.1% on a constant currency basis. Excluding a 3.1% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.6% to $946 million for the six months ended June 30, 2015 from $971 million for the six months ended June 30, 2014, or an increase of 4.6% on a constant currency basis, excluding a 7.2% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.3%, or an increase of 7.2% on a constant currency basis. Excluding a 9.5% favorable impact of changes in foreign currency exchange rates, selling, general and administrative increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 7.2%, or 4.2% on a constant currency basis. Excluding a 3.0% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact from the Arbitron integration activities that occurred in the second half of 2014 as well as other productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $288 million for the six months ended June 30, 2015 as compared to $286 million for the six months ended June 30, 2014.

For each of the six months ended June 30, 2015 and 2014, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $101 million.

Restructuring Charges

We recorded $28 million and $37 million in restructuring charges relating to employee severance associated with productivity initiatives for the six months ended June 30, 2015 and 2014, respectively.

Operating Income

Operating income for the six months ended June 30, 2015 was $485 million as compared to $470 million for the six months ended June 30, 2014. Operating income within our Buy segment was $140 million for the six months ended June 30, 2015 as compared to $143 million for the six months ended June 30, 2014. Operating income within our Watch segment was $400 million for the six months ended June 30, 2015 as compared to $376 million for the six months ended June 30, 2014. Corporate operating expenses were $55 million for the six months ended June 30, 2015 as compared to $49 million for the six months ended June 30, 2014.

Interest Expense

Interest expense was $152 million for the six months ended June 30, 2015 as compared to $155 million for the six months ended June 30, 2014. This decrease is primarily due to the partial refinancing of the 7.75% Senior Notes in April 2014 and the refinancing of the remaining 7.75% Senior Notes in July 2014 partially offset by the issuance of $750 million 5.00% Senior Notes in February 2015.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for the six months ended June 30, 2015 as compared to $1.37 to €1.00 for the six months ended June 30, 2014.

We realized net losses of $32 million for the six months ended June 30, 2015, resulting primarily from the revaluation of our U.S. denominated debt and cash held in Euro functional currency entities of $13 million, the devaluation of the Venezuela bolivars Fuertes of $8 million as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results”, as well as the fluctuations in certain foreign currencies associated with intercompany transactions, partially offset by a gain of $3 million associated with foreign currency derivative financial instruments.

We realized net losses of $33 million for the six months ended June 30, 2014, resulting primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results”, as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $48 million for the six months ended June 30, 2014 is primarily related to the “make-whole” premium associated with the partial redemption of our 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans, certain costs incurred in connection with the refinancings and the write down of a cost method investment. We did not incur similar expenses in the six months ended June 30, 2015.

Income Taxes

The effective tax rates for the six months ended June 30, 2015 and 2014 were 41% and 45%, respectively. The tax rate for the six months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the six months ended June 30, 2014 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

Adjusted EBITDA

Adjusted EBITDA increased 1.4% to $848 million for the six months ended June 30, 2015 from $836 million for the six months ended June 30, 2014, or 7.3% on a constant currency basis, excluding a 5.9% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2015 Reported	Six Months Ended June 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Six Months Ended June 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Revenues by segment
Buy	$1,650	$1,737	(5.0)%	$1,572	5.0%
Watch	1,367	1,346	1.6%	1,312	4.2%
Total	$3,017	$3,083	(2.1)%	$2,884	4.6%

Buy Segment Revenues

Revenues decreased 5.0% to $1,650 million for the six months ended June 30, 2015 from $1,737 million for the six months ended June 30, 2014, or an increase of 5.0% on a constant currency basis, excluding a 10.0% unfavorable impact of changes in foreign currency exchange rates.

Revenues from developed markets decreased 5.0% to $1,131 million, or an increase of 2.9% on a constant currency basis, excluding a 7.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of continued investments in products such as advanced analytics, segmentation and innovation as well as growth in our subscription-based products.

Revenues from emerging markets decreased 4.9% to $519 million, or an increase of 9.7% on a constant currency basis, excluding a 14.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad-based demand for our services within both our multinational and local client bases.  For the six months ended June 30, 2015, these investments drove double-digit growth in Latin America, South East Asia, Africa, Middle East and Greater China and high-single digit growth in Eastern Europe.

Watch Segment Revenues

Revenues increased 1.6% to $1,367 million for the six months ended June 30, 2015 from $1,346 million for the six months ended June 30, 2014 or an increase of 4.2% on a constant currency basis, excluding a 2.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement, which increased 2.5% (5.0% on a constant currency basis) due to the resilience in our core television audience measurement, the acquisition of eXelate and our continued investment in digital. Excluding Audio, Audience Measurement increased 3.0% (6.1% on a constant currency basis). Audio growth was 0.4%, on a reported and constant currency basis, for the six months ended June 30, 2015. Combined, Audience Measurement and Audio comprise approximately 80% of our Watch segment revenues.  Our Marketing Effectiveness offerings had another strong quarter, growing 18.6% (22.1% on a constant currency basis), as client’s demand for our Marketing ROI products continues to increase. However, this gain was offset by a decrease of 20.7% (17.6% on a constant currency basis) in our other Watch products as we continue to run-off the legacy online rankings product, which will be replaced by Digital Content Ratings in the fall of this year, in addition to exiting non-core media analytics products. Excluding the impact of our other Watch products, segment revenues increased 3.8% or 6.4% on a constant currency basis.

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$140	$17	$106	$9	$—	$272
Watch	400	8	180	4	—	592
Corporate and Eliminations	(55)	3	2	14	20	(16)
Total Nielsen	$485	$28	$288	$27	$20	$848

SIX MONTHS ENDED JUNE 30, 2014 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$143	$22	$111	$9	$—	$285
Watch	376	10	173	6	3	568
Corporate and Eliminations	(49)	5	2	9	16	(17)
Total Nielsen	$470	$37	$286	$24	$19	$836

(1)	Other items primarily consist of non-recurring costs for the six months ended June 30, 2015 and 2014.

(IN MILLIONS)	Six Months Ended June 30, 2015 Reported	Six Months Ended June 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Six Months Ended June 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$272	$285	(4.6)%	$249	9.2%
Watch	592	568	4.2%	558	6.1%
Corporate and Eliminations	(16)	(17)	NM	(17)	NM
Total Nielsen	$848	$836	1.4%	$790	7.3%

Buy Segment Profitability

Operating income was $140 million for the six months ended June 30, 2015 as compared to $143 million for the six months ended June 30, 2014 primarily due to the revenue performance mentioned above which was partially offset by lower restructuring charges and depreciation and amortization expense in 2015. Non-GAAP business segment income increased 9.2% on a constant currency basis.

Watch Segment Profitability

Operating income was $400 million for the six months ended June 30, 2015 as compared to $376 million for the six months ended June 30, 2014. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 6.1% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $55 million for the six months ended June 30, 2015 as compared to $49 million for the six months ended June 30, 2014 due primarily to higher stock-based compensation expense in 2015.

Liquidity and Capital Resources

Overview

We have consistently generated strong cash flows from operations, providing a source of funds of $326 million during the six months ended June 30, 2015 as compared to $300 million for the six months ended June 30, 2014, an increase of $26 million primarily due to the stronger operating performance for the six months ended June 30, 2015, partially offset by the $28 million cumulative excess tax benefit from stock-based compensation. In addition to the cumulative excess tax benefit from stock-based compensation being presented as a reduction of operating cash flows, this amount is also reflected as an increase to cash flows from financing activities in the condensed consolidated statements of cash flows and consequently our total cash flow is unchanged as a result of this item. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2015 and 2014:

(IN MILLIONS)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net cash from operating activities	$326	$300
Cash and cash equivalents	$331	$310
Availability under revolving credit facility	$362	$547

Of the $331 million in cash and cash equivalents, approximately $290 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We continue to focus on extending debt maturities and reducing cash interest expense. We have obtained amendments to our term loan and revolving credit facilities, and used the proceeds from new issuances of senior notes to redeem previously outstanding notes with higher interest rates. The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Weighted average interest rate	3.97%	4.22%
Cash paid for interest, net of amounts capitalized (in millions)	$140	$147

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

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, dividend payments and capital spending over the next year. In addition, we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

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

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of June 30, 2015, we were in full compliance with the financial covenant described above.

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

As of June 30, 2015 and 2014, we had $208 million and $25 million borrowings outstanding and had outstanding letters of credit of $5 million and $3 million, respectively. As of June 30, 2015, we had $362 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2014 and the six months ended June 30, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28

On July 23, 2015, our Board declared a cash dividend of $0.28 per share of our common stock. The dividend is payable on September 10, 2015 to stockholders of record at the close of business on August 27, 2015.

On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the authorization in place since July 2013 as described above.  Repurchases are made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meetings of Shareholders held in 2014 and 2015. As of June 30, 2015, there have been 18,345,562 shares of our common stock purchased at an average price of $43.46 per share (total consideration of approximately $797 million) under this program. The activity during the six months ended June 30, 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
2014 Activity	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	$44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
Total	18,345,562	$43.46	18,345,562

Secondary Offerings

In March 2015, a secondary public offering totaling 8,000,000 shares of our common stock was completed on behalf of the selling stockholders, comprised of two of the Sponsor group members, at a price of $45.00 per share. In April 2015, a secondary public offering totaling 20,000,000 shares of our common stock was completed on behalf of the selling stockholders, comprised of some Sponsor group members, at a price of $45.31 per share. In June 2015, a secondary public offering totaling 8,957,091 shares of our common stock was completed on behalf of the selling stockholders, comprised of some Sponsor group members, at a price of $44.96 per share. All proceeds were received by the selling stockholders and the offerings did not have a significant impact on our operating results or financial position. As a result of these offerings during 2015, the ownership of the Sponsor group decreased from approximately 15% at December 31, 2015 to approximately 2% as of June 30, 2015.

Cash Flows

Operating activities. Net cash provided by operating activities was $326 million for the six months ended June 30, 2015, as compared to $300 million for the six months ended June 30, 2014. This increase was driven by the overall financial performance described above and reductions in interest paid partially offset by the $28 million excess tax benefits from stock-based compensation expense. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $393 million for the six months ended June 30, 2015, as compared to $363 million for the six months ended June 30, 2014. The primary driver for the increase was the higher capital expenditures during the six months ended June 30, 2015 as compared to the same period for 2014.

Financing activities. Net cash provided by financing activities was $155 million for the six months ended June 30, 2015 as compared to net cash used in financing activities of $174 million for the six months ended June 30, 2014. The increase in cash provided by financing activities is primarily due to the higher net proceeds from the issuance of debt partially offset by higher dividend payments and share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the six months ended June 30, 2015 as compared to the same period of 2014.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $199 million for the six months ended June 30, 2015 as compared to $171 million for the six months ended June 30, 2014. The increase in capital expenditures for the six months ended June 30, 2015 was driven by investments in local panel expansion.

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

Debt Issuance Costs

In April 2015, the FASB issued an ASU, “Simplifying the Presentation of Debt Issuance Costs”. The new standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The FASB has approved a one year deferral of this standard and is now effective for annual periods beginning after December 15, 2017.  We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 41% of our revenues and 45% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2015. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $5 million annually, with an immaterial impact on our profitability.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing. It is our policy not to trade derivative financial instruments for speculative purposes. During the six months ended June 30, 2015 and 2014, we recorded a net gain of $3 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of June 30, 2015, we have foreign currency derivative financial instruments with a total notional value of $15 million and a maturity date of July 31, 2015. As of December 31, 2014, there were no foreign currency derivative financial instruments outstanding.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2015:

	U.S. Dollar	Euro	Other Currencies
Revenues	59%	9%	32%
Operating costs	55%	10%	35%

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

During the period between the first quarter of 2013 through the second quarter of 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by the Company for the conversion of Venezuelan Bolivares Fuertes into US Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

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

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At June 30, 2015, the SIMADI exchange rate was 197.0 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $8 million during the six months ended June 30, 2015.

We will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.  Total net monetary assets in U.S. dollars at the June 30, 2015 SIMADI rate totaled $3 million.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2015, we had $3,609 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,589 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($36 million without giving effect to any of our interest rate swaps).

In April 2015, we entered into a $150 million in notional amount of three-year forward interest rate swap agreement with a starting date in April 2016. This agreement fixes the LIBOR-related portion of the interest rates of a corresponding amount of our variable-rate debt at an average rate of 1.40%. This derivative instrument has been designated as an interest rate cash flow hedge.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no unregistered sales of our common stock for the six months ended June 30, 2015.

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. On October 23, 2014, we announced that our board of directors approved a new share repurchase program for up to $1 billion of our outstanding common stock. This is in addition to the authorization in place since July 2013 as described above. Repurchases are made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program has been executed within the limitations of the existing authority granted at our Annual General Meetings of Shareholders held in 2014 and 2015. As of June 30, 2015, we have purchased 18,345,562 shares of our common stock at an average price of $43.46 per share (total consideration of approximately $797 million) under this program. The activity during the three months ended June 30, 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
Total	3,964,434	$45.27	3,964,434

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen N.V. (Registrant)

Date: July 28, 2015	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

4.1*	Sixth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee.

4.2*	Eighth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc., an affiliate of The Nielsen Company (Luxembourg) S.ar.l., and Deutsche Bank Trust Company Americas, as trustee.
4.3*	Tenth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee.

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith