Form 10-Q
period 2015-09-30
Nielsen Holdings plc
filed 2015-10-21
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35042

Nielsen Holdings plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1225347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, New York 10004 +1 (646) 654-5000	AC Nielsen House London Road Oxford Oxfordshire, OX3 9RX United Kingdom +1 (646) 654-5000
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

There were 364,057,942 shares of the registrant’s Common Stock outstanding as of September 30, 2015.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2015	2014	2015	2014
Revenues	$1,531	$1,572	$4,548	$4,655
Cost of revenues, exclusive of depreciation and amortization shown separately below	615	648	1,885	1,967
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	459	468	1,405	1,439
Depreciation and amortization	144	139	432	425
Restructuring charges	15	6	43	43
Operating income	298	$311	783	$781
Interest income	1	1	3	3
Interest expense	(79)	(74)	(231)	(229)
Foreign currency exchange transaction gains/(losses), net	5	1	(27)	(32)
Other expense, net	—	(52)	—	(100)
Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	225	187	528	423
Provision for income taxes	(82)	(95)	(206)	(202)
Equity in net (loss)/income of affiliates	(1)	—	(1)	2
Net income	142	92	321	223
Net income attributable to noncontrolling interests	—	1	2	—
Net income attributable to Nielsen stockholders	$142	$91	$319	$223
Net income per share of common stock, basic
Income from continuing operations	$0.39	$0.24	$0.87	$0.59
Net income attributable to Nielsen stockholders	$0.39	$0.24	$0.87	$0.59
Net income per share of common stock, diluted
Income from continuing operations	$0.38	$0.24	$0.86	$0.58
Net income attributable to Nielsen stockholders	$0.38	$0.24	$0.86	$0.58
Weighted-average shares of common stock outstanding, basic	365,498,696	380,884,561	368,323,542	379,891,241
Dilutive shares of common stock	3,999,243	5,006,830	4,135,995	5,283,261
Weighted-average shares of common stock outstanding, diluted	369,497,939	385,891,391	372,459,537	385,174,502
Dividends declared per common share	$0.28	$0.25	$0.81	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2015	2014	2015	2014
Net income	$142	$92	$321	$223
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	(148)	(169)	(285)	(136)
Available for sale securities (2)	(4)	—	—	4
Changes in the fair value of cash flow hedges (3)	(4)	4	(6)	3
Defined benefit pension plan adjustments (4)	5	3	15	5
Total other comprehensive loss	(151)	(162)	(276)	(124)
Total comprehensive (loss)/income	(9)	(70)	45	99
Less: comprehensive loss attributable to noncontrolling interests	(3)	(1)	(5)	(2)
Total comprehensive (loss)/income attributable to Nielsen stockholders	$(6)	$(69)	$50	$101

(1)

Net of tax of (2) million and $(4) million for the three months ended September 30, 2015 and 2014, respectively, and $(14) million and $(5) million for the nine months ended September 30, 2015 and 2014, respectively

(2)	Net of tax of $3 million and zero for the three months ended September 30, 2015 and 2014, and zero and $(3) million for the nine months ended September 30, 2015 and 2014
(3)	Net of tax of $3 million and $(2) for the three months ended September 30, 2015 and 2014, respectively, and $4 million and $(2) for the nine months ended September 30, 2015 and 2014, respectively
(4)

Net of tax of $(2) million and $(1) million for the three months ended September 30, 2015 and 2014, respectively, and $(4) million and zero for the nine months ended September 30, 2015 and 2014, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2015	2014
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$358	$273
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $27 and $29 as of September 30, 2015 and December 31, 2014, respectively	1,163	1,241
Prepaid expenses and other current assets	585	505
Total current assets	2,106	2,019
Non-current assets
Property, plant and equipment, net	486	533
Goodwill	7,588	7,671
Other intangible assets, net	4,655	4,715
Deferred tax assets	73	83
Other non-current assets	369	355
Total assets	$15,277	$15,376
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$918	$1,035
Deferred revenues	299	304
Income tax liabilities	199	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	339	397
Total current liabilities	1,755	1,798
Non-current liabilities
Long-term debt and capital lease obligations	7,114	6,465
Deferred tax liabilities	993	1,025
Other non-current liabilities	917	955
Total liabilities	10,779	10,243
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 364,057,942 and 382,622,922 shares issued and 364,057,942 and 372,757,598 shares outstanding at September 30, 2015 and December 31, 2014, respectively	32	32
Additional paid-in capital	5,249	6,344
Treasury stock, at cost	—	(415)
Retained earnings/(accumulated deficit)	191	(128)
Accumulated other comprehensive loss, net of income taxes	(1,046)	(777)
Total Nielsen stockholders’ equity	4,426	5,056
Noncontrolling interests	72	77
Total equity	4,498	5,133
Total liabilities and equity	$15,277	$15,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2015	2014
Operating Activities
Net income	$321	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	39	36
Excess tax benefits from stock-based compensation	(30)	—
Currency exchange rate differences on financial transactions and other losses	29	134
Equity in net income of affiliates, net of dividends received	2	(2)
Depreciation and amortization	432	425
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	32	(9)
Prepaid expenses and other current assets	(65)	(81)
Accounts payable and other current liabilities and deferred revenues	(140)	(159)
Other non-current liabilities	(4)	(6)
Interest payable	61	46
Income taxes	101	85
Net cash provided by operating activities	778	692
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(198)	(203)
Additions to property, plant and equipment and other assets	(100)	(96)
Additions to intangible assets	(206)	(178)
Net cash used in investing activities	(504)	(477)
Financing Activities
Net payments under revolving credit facility	(70)	—
Proceeds from issuances of debt, net of issuance costs	746	4,544
Repayment of debt	(74)	(4,573)
Cash dividends paid to stockholders	(307)	(261)
Repurchase of common stock	(493)	(75)
Proceeds from exercise of stock options	40	80
Excess tax benefits from stock-based compensation	30	—
Other financing activities	(16)	(91)
Net cash used in financing activities	(144)	(376)
Effect of exchange-rate changes on cash and cash equivalents	(45)	(34)
Net decrease in cash and cash equivalents	85	(195)
Cash and cash equivalents at beginning of period	273	564
Cash and cash equivalents at end of period	$358	$369
Supplemental Cash Flow Information
Cash paid for income taxes	$(105)	$(117)
Cash paid for interest, net of amounts capitalized	$(170)	$(183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (the successor issuer to Nielsen N.V.) (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch and listen to (“Watch”). Nielsen has a presence in more than 100 countries, with its registered office located in Oxford, the United Kingdom and its headquarters in New York, USA.

The Company was formed by several private equity groups through Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). As of December 31, 2014, Luxco owned approximately 15% of the Company’s common stock. During the nine months ended September 30, 2015, Luxco sold its remaining shares of the Company’s common stock. As a result, the private equity group that held equity interests in Nielsen at the time of the January 2011 initial public offering has disposed of such interests.

On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publically traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger. Due to the fact that the Merger was a business combination between entities under common control, the exchange of assets and liabilities were made at carrying value. Therefore, there were no direct accounting implications in the Company’s condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2015 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 57,600 and 92,800 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2015 and 2014, respectively, as such shares would have been anti-dilutive.

The effect of 1,608,433 and 92,800 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2015 and 2014, respectively, as such shares would have been anti-dilutive.

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

During the period between the first quarter of 2013 through the third quarter of 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by the Company for the conversion of Venezuelan Bolivares Fuertes into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the condensed consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

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

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). Nielsen currently expects to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At September 30, 2015, the SIMADI exchange rate was 199.4 bolivars to the U.S. dollar.  As a result of this change, Nielsen has recorded a pre-tax charge of $1 million and $9 million during the three and nine months ended September 30, 2015, respectively.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.  Total net monetary assets in U.S. dollars at the September 30, 2015 SIMADI rate totaled $3 million.

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

3. Business Acquisitions and Dispositions

For the nine months ended September 30, 2015, Nielsen paid cash consideration of $198 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

In the third quarter of 2015, management approved a plan to sell National Research Group, Inc. (“NRG”), a leader in providing market research to movie studios. NRG is part of the Company’s Watch segment. As of September 30, 2015, Nielsen classified the net assets of NRG as held for sale. As of September 30, 2015, the Company’s condensed consolidated balance sheet included $22 million of assets in prepaid expenses and other current assets and $6 million of liabilities in accounts payable and other current liabilities classified as held for sale related to this business. The Company expects the sale to be completed during the fourth quarter of 2015.

For the nine months ended September 30, 2014, Nielsen paid cash consideration of $203 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2014	$3,014	$4,657	$7,671
Acquisitions, divestitures and other adjustments	3	129	132
Effect of foreign currency translation	(195)	(20)	(215)
Balance, September 30, 2015	$2,822	$4,766	$7,588

At September 30, 2015, $64 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2015	2014	2015	2014
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	—	—
Amortized intangibles:
Trade names and trademarks	166	166	(81)	(68)
Customer-related intangibles	2,959	2,938	(1,178)	(1,054)
Covenants-not-to-compete	38	36	(35)	(30)
Computer software	2,164	1,935	(1,319)	(1,157)
Patents and other	105	105	(85)	(77)
Total	$5,432	$5,180	$(2,698)	$(2,386)

Amortization expense associated with the above intangible assets was $102 million and $99 million for the three months ended September 30, 2015 and 2014, respectively. These amounts included amortization expense associated with computer software of $56 million and $52 million for the three months ended September 30, 2015 and 2014, respectively.

Amortization expense associated with the above intangible assets was $305 million and $300 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts included amortization expense associated with computer software of $165 million and $160 million for the nine months ended September 30, 2015 and 2014, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2015 and 2014.

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(285)	—	(11)	2	(294)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	5	13	18
Net current period other comprehensive (loss)/income	(285)	—	(6)	15	(276)
Net current period other comprehensive loss attributable to noncontrolling interest	(7)	—	—	—	(7)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(278)	—	(6)	15	(269)
Balance September 30, 2015	$(696)	$19	$(8)	$(361)	$(1,046)

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	$(124)	$9	$(5)	$(267)	$(387)
Other comprehensive (loss)/income before reclassifications	(136)	4	(4)	—	(136)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	7	5	12
Net current period other comprehensive (loss)/income	(136)	4	3	5	(124)
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	—	(2)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(134)	4	3	5	(122)
Balance September 30, 2014	$(258)	$13	$(2)	$(262)	$(509)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2015 and 2014, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2015	September 30, 2014	Statement of Operations
Cash flow hedges
Interest rate contracts	$3	$4	Interest expense
	2	2	Benefit for income taxes
	$1	$2	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$5	$3	(a)
	2	1	Benefit for income taxes
	$3	$2	Total, net of tax
Total reclassification for the period	$4	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2015 and 2014, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2015	September 30, 2014	Statement of Operations
Cash flow hedges
Interest rate contracts	$9	$12	Interest expense
	4	5	Benefit for income taxes
	$5	$7	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$17	$9	(a)
	4	4	Benefit for income taxes
	$13	$5	Total, net of tax
Total reclassification for the period	$18	$12	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2014	$72
Charges	43
Payments	(63)
Effect of foreign currency translation and other adjustments	(7)
Balance at September 30, 2015	$45

Nielsen recorded $15 million in restructuring charges for the three months ended September 30, 2015, primarily relating to severance and contract termination costs. Nielsen recorded $6 million in restructuring charges for the three months ended September 30, 2014, primarily relating to severance costs.

Nielsen recorded $43 million in restructuring charges for the nine months ended September 30, 2015 and 2014, respectively, primarily relating to severance costs.

Of the $45 million in remaining liabilities for restructuring actions, $36 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2015.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30,
(IN MILLIONS)	2015	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$45	$45	—	—
Plan assets for deferred compensation (2)	29	29	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$76	$76	$—	—
Liabilities:
Interest rate swap arrangements (4)	$15	—	$15	—
Deferred compensation liabilities (5)	29	29	—	—
Total	$44	$29	$15	—

	December 31,
	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$45	$45	—	—
Plan assets for deferred compensation (2)	28	28	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	1	—	1	—
Total	$76	$75	$1	—
Liabilities:
Interest rate swap arrangements (4)	$6	—	$6	—
Deferred compensation liabilities (5)	28	28	—	—
Total	$34	$28	$6	—

(1)

Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for these available-for-sale securities during the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2015, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Nielsen manages translation risk exposure by creating “natural hedges” in its financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. Nielsen does not trade derivative financial instruments for speculative purposes. During the nine months ended September 30, 2015 and 2014, Nielsen recorded a net gain of $3 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  Nielsen had no foreign currency derivative financial instruments outstanding as of September 30, 2015 and December 31, 2014.

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

In July 2015, the Company entered into a $150 million in notional amount of three-year forward interest rate swap agreement with a starting date in July 2016. This agreement fixes the LIBOR-related portion of the interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.62%. This derivative instrument has been designated as an interest rate cash flow hedge.

As of September 30, 2015 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$125,000,000	November 2015	US Dollar
Euro term loan floating-to-fixed rate swaps	€125,000,000	November 2015	Euro
US Dollar term loan floating-to-fixed rate swaps	$1,575,000,000	May 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2017	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2018	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar

Nielsen expects to recognize approximately $8 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Accounts Payable			Accounts Payable
Derivatives Designated as Hedging Instruments	and Other Current	Other Non-Current	Other Non-	and Other Current	Other Non-Current
(IN MILLIONS)	Liabilities	Liabilities	Current Assets	Liabilities	Liabilities
Interest rate swaps	$3	$12	$1	$4	$2

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2015 and 2014 was as follows:

Amount of Loss
	Amount of Loss/(Gain)			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2015	2014		2015	2014
Interest rate swaps	$9	$(3)	Interest expense	$3	$4

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2015 and 2014 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from OCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from OCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income (Effective	Nine Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2015	2014		2015	2014
Interest rate swaps	$19	$6	Interest expense	$9	$12

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2015.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2015.

	September 30, 2015			December 31, 2014
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.20%) due 2019		1,481	1,474		1,542	1,533
$500 million Senior secured term loan (LIBOR based variable rate of 2.45%) due 2017		494	493		497	493
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.20%) due 2021		1,086	1,089		1,094	1,088
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.89%) due 2021		316	316		345	343
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		210	206		280	274
Total senior secured credit facilities (with weighted-average interest rate)	2.69%	3,587	3,578	2.65%	3,758	3,731
$800 million 4.50% senior debenture loan due 2020		800	803		800	801
$1,550 million 5.00% senior debenture loan due 2022		-	-		1,553	1,554
$625 million 5.50% senior debenture loan due 2021		625	626		625	633
$2,300 million 5.00% senior debenture loan due 2022		2,308	2,233		-	-
Total debenture loans (with weighted-average interest rate)	5.22%	3,733	3,662	5.23%	2,978	2,988
Other loans		9	9		8	8
Total long-term debt	3.98%	7,329	7,249	3.79%	6,744	6,727
Capital lease and other financing obligations		124			118
Total debt and other financing arrangements		7,453			6,862
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		339			397
Non-current portion of long-term debt and capital lease and other financing obligations		$7,114			$6,465

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2015 to December 31, 2015	$235
2016	122
2017	641
2018	212
2019	1,041
2020	814
Thereafter	4,264
$7,329

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

9. Stockholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2015
Actual number of shares of common stock outstanding
Beginning of period	372,757,598
Shares of common stock issued through compensation plans	2,132,408
Shares of common stock issued through business combinations	47,413
Repurchases of common stock	(10,879,477)
End of period	364,057,942

As a result of the Merger, the consideration paid for Nielsen shares, including any incremental directly attributable costs, is recorded as a deduction from shareholders’ equity. When such shares are sold, any consideration received, net of any directly attributable costs, is recorded within shareholders’ equity. Thus, all cumulative shares of Nielsen treasury stock have been cancelled and included within Nielsen’s share capital.

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2014 and the nine months ended September 30, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

On July 25, 2013, Nielsen’s Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Nielsen’s equity compensation plans. On October 23, 2014, the Company announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases are made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meetings of Shareholders held in 2014 and 2015. As of September 30, 2015, there have been 22,062,460 shares of our common stock purchased at an average price of $43.99 per share (total consideration of $970 million) under this program. The activity during the nine months ended September 30, 2015 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2014	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
July 1-31	1,310,000	$45.37	1,310,000	$643,345,777
August 1-31	1,853,142	$47.25	1,853,142	$555,793,238
September 1-30	553,756	$47.39	553,756	$529,551,668
Total	22,062,460	$43.99	22,062,460

10. Income Taxes

The effective tax rates for the three months ended September 30, 2015 and 2014 were 36% and 51%, respectively. The tax rate for the three months ended September 30, 2015 was higher than the United Kingdom statutory rate of 20% as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and reserves for uncertain tax positions offset by the favorable impact of certain financing activities. The tax rate for the three months ended September 30, 2014 was higher than the statutory rate in the Netherlands of 25% as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.

The effective tax rates for the nine months ended September 30, 2015 and 2014 were 39% and 48%, respectively. The tax rate for the nine months ended September 30, 2015 was higher than the United Kingdom statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, audit settlements, and reserves for uncertain tax positions offset by the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the nine months ended September 30, 2014 was higher than the statutory rate in the Netherlands as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.

The estimated liability for unrecognized income tax benefits as of December 31, 2015 is $463 million and was $452 million as of December 31, 2014. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended September 30, 2015
Revenues	$816	$715	$—	$1,531
Depreciation and amortization	$51	$92	$1	$144
Restructuring charges	$11	$4	$—	$15
Stock-based compensation expense	$4	$1	$7	$12
Other items(1)	$—	$3	$7	$10
Operating income/(loss)	$91	$234	$(27)	$298
Business segment income/(loss)(2)	$157	$334	$(12)	$479
Total assets as of September 30, 2015	$6,638	$8,417	$222	$15,277

(IN MILLIONS)
Three Months Ended September 30, 2014
Revenues	$878	$694	$—	$1,572
Depreciation and amortization	$55	$83	$1	$139
Restructuring charges	$4	$1	$1	$6
Stock-based compensation expense	$3	$2	$7	$12
Other items(1)	$—	$5	$4	$9
Operating income/(loss)	$109	$226	$(24)	$311
Business segment income/(loss)(2)	$171	$317	$(11)	$477
Total assets as of December 31, 2014	$6,869	$8,156	$351	$15,376

(IN MILLIONS)	Buy	Watch	Corporate	Total
Nine Months Ended September 30, 2015
Revenues	$2,466	$2,082	$—	$4,548
Depreciation and amortization	$157	$272	$3	$432
Restructuring charges	$28	$12	$3	$43
Stock-based compensation expense	$13	$5	$21	$39
Other items (1)	$—	$3	$27	$30
Operating income/(loss)	$231	$634	$(82)	$783
Business segment income/(loss) (2)	$429	$926	$(28)	$1,327

(IN MILLIONS)
Nine Months Ended September 30, 2014
Revenues	$2,615	$2,040	$—	$4,655
Depreciation and amortization	$166	$256	$3	$425
Restructuring charges	$26	$11	$6	$43
Stock-based compensation expense	$12	$8	$16	$36
Other items (1)	$—	$8	$20	$28
Operating income/(loss)	$252	$602	$(73)	$781
Business segment income/(loss) (2)	$456	$885	$(28)	$1,313

(1)	Other items primarily consist of non-recurring costs for the three and nine months ended September 30, 2015 and 2014, respectively.
(2)

The Company’s chief operating decision making group uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of September 30, 2015 and December 31, 2014 and consolidating statements of operations and cash flows for the periods ended September 30, 2015 and 2014. During the three months ended September 30, 2015, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted prior periods to reflect the current year structure.

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

Nielsen Holdings plc

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	—	—	$907	$624	—	$1,531
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	328	287	—	615
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	236	220	—	459
Depreciation and amortization	—	—	119	25	—	144
Restructuring charges	—	—	8	7	—	15
Operating (loss)/income	(3)	—	216	85	—	298
Interest income	—	227	9	1	(236)	1
Interest expense	—	(74)	(231)	(10)	236	(79)
Foreign currency exchange transaction gains, net	—	—	4	1	—	5
Other income/(expense), net	—	—	106	(106)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(3)	153	104	(29)	—	225
(Provision)/benefit for income taxes	—	(53)	(38)	9	—	(82)
Equity in net income of subsidiaries	145	—	79	—	(224)	—
Equity in net loss of affiliates	—	—	—	(1)	—	(1)
Net income/(loss)	142	100	145	(21)	(224)	142
Total other comprehensive loss	(148)	(147)	(148)	(125)	417	(151)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total other comprehensive loss attributable to controlling interests	(148)	(147)	(148)	(122)	417	(148)
Total comprehensive loss	(6)	(47)	(3)	(146)	193	(9)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive loss attributable to controlling interest	$(6)	$(47)	$(3)	$(143)	193	$(6)

Nielsen Holdings plc

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	—	—	$851	$721	—	$1,572
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	311	337	—	648
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	230	236	—	468
Depreciation and amortization	—	—	108	31	—	139
Restructuring charges	—	—	5	1	—	6
Operating (loss)/income	(2)	—	197	116	—	311
Interest income	—	215	11	2	(227)	1
Interest expense	—	(70)	(219)	(12)	227	(74)
Foreign currency exchange transaction gains/(losses), net	—	—	3	(2)	—	1
Other (expense)/income, net	—	(51)	77	(78)	—	(52)
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(2)	94	69	26	—	187
Provision for income taxes	—	(22)	(58)	(15)	—	(95)
Equity in net income/(loss) of subsidiaries	93	(74)	82	—	(101)	—
Net income/(loss)	91	(2)	93	11	(101)	92
Less net income attributable to noncontrolling interests	—	—	—	1	—	1
Net income/(loss) attributable to controlling interest	91	(2)	93	10	(101)	91
Total other comprehensive loss	(160)	(167)	(160)	(261)	586	(162)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total other comprehensive loss attributable to controlling interest	(160)	(167)	(160)	(259)	586	(160)
Total comprehensive loss	(69)	(169)	(67)	(250)	485	(70)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total comprehensive loss attributable to controlling interest	$(69)	$(169)	$(67)	$(249)	485	$(69)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	—	—	$2,652	$1,896	—	$4,548
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	960	925	—	1,885
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	6	—	743	656	—	1,405
Depreciation and amortization	—	—	352	80	—	432
Restructuring charges	—	—	27	16	—	43
Operating (loss)/income	(6)	—	570	219	—	783
Interest income	—	664	28	4	(693)	3
Interest expense	—	(217)	(676)	(31)	693	(231)
Foreign currency exchange transaction losses, net	—	—	(7)	(20)	—	(27)
Other income/(expense), net	—	—	135	(135)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(6)	447	50	37	—	528
Provision for income taxes	—	(156)	(24)	(26)	—	(206)
Equity in net income of subsidiaries	325	5	299	—	(629)	—
Equity in net loss of affiliates	—	—	—	(1)	—	(1)
Net income	319	296	325	10	(629)	321
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	319	296	325	8	(629)	319
Total other comprehensive loss	(269)	(265)	(269)	(262)	789	(276)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Total other comprehensive loss attributable to controlling interest	(269)	(265)	(269)	(255)	789	(269)
Total comprehensive income/(loss)	50	31	56	(252)	160	45
Comprehensive loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Total comprehensive income/(loss) attributable to controlling interest	$50	$31	$56	$(247)	160	$50

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$-	$-	$2,505	$2,150	$-	$4,655
Cost of revenues, exclusive of depreciation and amortization shown separately below	-	-	947	1,020	-	1,967
Selling, general and administrative expenses, exclusive of depreciation and amortization shown seperately below	3	-	717	719	-	1,439
Depreciation and amortization	-	-	333	92	-	425
Restructuring charges	-	-	29	14	-	43
Operating (loss)/income	(3)	-	479	305	-	781
Interest income	-	636	34	7	(674)	3
Interest expense	-	(217)	(649)	(37)	674	(229)
Foreign currency exchange transaction gains/(losses), net	-	-	3	(35)	-	(32)
Other (expense)/income, net	-	(96)	21	(25)	-	(100)
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(3)	323	(112)	215	-	423
Benefit/(provision) for income taxes	5	(80)	(54)	(73)	-	(202)
Equity in net income of subsidiaries	221	87	388	-	(696)	-
Equity in net (loss)/income of affiliates	-	-	(1)	3	-	2
Net income	223	330	221	145	(696)	223
Total other comprehensive loss	(122)	(145)	(122)	(235)	500	(124)
Other comprehensive loss attributable to noncontrolling interests	-	-	-	(2)	-	(2)
Total other comprehensive loss attributable to controlling interest	(122)	(145)	(122)	(233)	500	(122)
Total comprehensive income/(loss)	101	185	99	(90)	(196)	99
Comprehensive loss attributable to noncontrolling interests	-	-	-	(2)	-	(2)
Total comprehensive income/(loss) attributable to controlling interest	$101	$185	$99	$(88)	$(196)	$101

Nielsen Holdings plc

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$(1)	$13	$345	$—	$358
Trade and other receivables, net	—	—	529	634	—	1,163
Prepaid expenses and other current assets	—	10	413	162	—	585
Intercompany receivables	—	525	364	135	(1,024)	—
Total current assets	1	534	1,319	1,276	(1,024)	2,106
Non-current assets
Property, plant and equipment, net	—	—	319	167	—	486
Goodwill	—	—	5,709	1,879	—	7,588
Other intangible assets, net	—	—	4,331	324	—	4,655
Deferred tax assets	1	3	27	42	—	73
Other non-current assets	—	45	210	114	—	369
Equity investment in subsidiaries	4,554	1,156	3,275	—	(8,985)	—
Intercompany loans	—	10,836	3,457	165	(14,458)	—
Total assets	$4,556	$12,574	$18,647	$3,967	$(24,467)	$15,277
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1	$97	$354	$466	$—	$918
Deferred revenues	—	—	168	131	—	299
Income tax liabilities	1	—	154	44	—	199
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	108	230	1	—	339
Intercompany payables	—	63	660	301	(1,024)	—
Total current liabilities	2	268	1,566	943	(1,024)	1,755
Non-current liabilities
Long-term debt and capital lease obligations	—	7,002	91	21	—	7,114
Deferred tax liabilities	—	74	862	57	—	993
Intercompany loans	126	2,985	11,001	346	(14,458)	—
Other non-current liabilities	2	11	573	331	—	917
Total liabilities	130	10,340	14,093	1,698	(15,482)	10,779
Total stockholders’ equity	4,426	2,234	4,554	2,197	(8,985)	4,426
Noncontrolling interests	—	—	—	72	—	72
Total equity	4,426	2,234	4,554	2,269	(8,985)	4,498
Total liabilities and equity	$4,556	$12,574	$18,647	$3,967	$(24,467)	$15,277

Nielsen Holdings plc

Condensed Consolidating Balance Sheet

December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$49	$1	$(51)	$274	—	$273
Trade and other receivables, net	1	—	526	714	—	1,241
Prepaid expenses and other current assets	—	8	339	158	—	505
Intercompany receivables	1	227	234	190	(652)	—
Total current assets	51	236	1,048	1,336	(652)	2,019
Non-current assets
Property, plant and equipment, net	—	—	335	198	—	533
Goodwill	—	—	5,588	2,083	—	7,671
Other intangible assets, net	—	—	4,318	397	—	4,715
Deferred tax assets	1	—	25	57	—	83
Other non-current assets	—	44	171	140	—	355
Equity investment in subsidiaries	5,017	1,124	6,596	—	(12,737)	—
Intercompany receivables	—	10,494	492	191	(11,177)	—
Total assets	$5,069	$11,898	$18,573	$4,402	$(24,566)	$15,376
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$10	$44	$418	$563	—	$1,035
Deferred revenues	—	—	159	145	—	304
Income tax liabilities	1	—	18	43	—	62
Current portion of long-term debt, capital lease
obligations and short-term borrowings	—	98	298	1	—	397
Intercompany payables	—	—	429	223	(652)	—
Total current liabilities	11	142	1,322	975	(652)	1,798
Non-current liabilities
Long-term debt and capital lease obligations	—	6,358	87	20	—	6,465
Deferred tax liabilities	—	74	895	56	—	1,025
Intercompany loans	—	61	10,685	431	(11,177)	—
Other non-current liabilities	2	2	567	384	—	955
Total liabilities	13	6,637	13,556	1,866	(11,829)	10,243
Total stockholders’ equity	5,056	5,261	5,017	2,459	(12,737)	5,056
Noncontrolling interests	—	—	—	77	—	77
Total equity	5,056	5,261	5,017	2,536	(12,737)	5,133
Total liabilities and equity	$5,069	$11,898	$18,573	$4,402	$(24,566)	$15,376

Nielsen Holdings plc

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(2)	$299	$308	$173	$778
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(197)	(1)	(198)
Additions to property, plant and equipment and other assets	—	—	(66)	(34)	(100)
Additions to intangible assets	—	—	(183)	(23)	(206)
Net cash used in investing activities	—	—	(446)	(58)	(504)
Financing activities:
Net repayments under revolving credit facility	—	—	(70)	—	(70)
Repayments of debt	—	(74)	—	—	(74)
Proceeds from the issuance of debt, net of issuance costs		746			746
Cash dividends paid to stockholders	(307)	—	—	—	(307)
Repurchase of common stock	(493)	—	—	—	(493)
Activity under stock plans	46	—	(6)	—	40
Excess tax benefits from stock-based compensation	—	—	30	—	30
Settlement of intercompany and other financing activities	708	(973)	250	(1)	(16)
Net cash (used in)/provided by financing activities	(46)	(301)	204	(1)	(144)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	(43)	(45)
Net (decrease)/increase in cash and cash equivalents	(48)	(2)	64	71	85
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$1	$(1)	$13	$345	$358

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$2	$452	$109	$129	$692
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash aquired	-	-	(121)	(82)	(203)
Additions to property, plant and equipment and other assets	-	-	(63)	(33)	(96)
Additions to intangible assets	-	-	(159)	(19)	(178)
Other investing activities	5	-	(5)	-	-
Net cash provided by/(used in) investing activities	5	-	(348)	(134)	(477)
Financing activities:
Repayments of debt	-	(4,572)	-	(1)	(4,573)
Proceeds from the issuance of debt, net of issuance costs	-	4,544	-	-	4,544
Cash dividends paid to stockholders	(261)	-	-	-	(261)
Repurchase of common stock	(75)	-	-	-	(75)
Proceeds from the exercise of stock options	91	-	(6)	(5)	80
Settlement of intercompany and other financing activities	240	(404)	59	14	(91)
Net cash (used in)/provided by financing activities	(5)	(432)	53	8	(376)
Effect of exchange-rate changes on cash and cash equivalents	-	-	-	(34)	(34)
Net increase/(decrease) in cash and cash equivalents	2	20	(186)	(31)	(195)
Cash and cash equivalents at beginning of period	12	-	205	347	564
Cash and cash equivalents at end of period	$14	$20	$19	$316	$369

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (the successor issuer to Nielsen N.V.) (“the Company” or “Nielsen”) for the year ended December 31, 2014 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 20, 2015, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2014 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

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

On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publically traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger. Due to the fact that the Merger was a business combination between entities under common control, the exchange of assets and liabilities were made at carrying value. Therefore, there were no direct accounting implications in our condensed consolidated financial statements.

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

Factors Affecting Our Financial Results

Acquisitions, Dispositions and Investments in Affiliates

For the nine months ended September 30, 2015, we paid cash consideration of $198 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on our consolidated results of operations would not have been material.

In the third quarter of 2015, management approved a plan to sell National Research Group, Inc. (“NRG”), a leader in providing market research to movie studios.  NRG is part of our Watch segment. As of September 30, 2015, we classified the net assets of NRG as held for sale. As of September 30, 2015, the condensed consolidated balance sheet included $22 million of assets in prepaid expenses and other current assets and $6 million of liabilities in accounts payable and other current liabilities classified as held for sale related to this business. We expect the disposition to be completed in the fourth quarter of 2015.

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

	Nine Months Ended September 30,
	2015	2014
U.S. Dollar	60%	55%
Euro	9%	11%
Other Currencies	31%	34%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00 and $1.36 to €1.00 for the nine months ended September 30, 2015 and 2014, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

During the period between the first quarter of 2013 through the nine months ended September 30, 2015, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by us for the conversion of Venezuelan Bolivares Fuertes into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

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

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At September 30, 2015, the SIMADI exchange rate was 199.4 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $1 million and $9 million during the three and nine months ended September 30, 2015, respectively.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances.  Total net monetary assets in U.S. dollars at the September 30, 2015 SIMADI rate totaled $3 million.

Results of Operations – Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2015	2014
Revenues	$1,531	$1,572
Cost of revenues, exclusive of depreciation and amortization shown separately below	615	648
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	459	468
Depreciation and amortization	144	139
Restructuring charges	15	6
Operating income	298	311
Interest income	1	1
Interest expense	(79)	(74)
Foreign currency exchange transaction gains, net	5	1
Other expense, net	—	(52)
Income from continuing operations before income taxes and equity in net loss of affiliates	225	187
Provision for income taxes	(82)	(95)
Equity in net loss of affiliates	(1)	—
Net income	$142	$92

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(IN MILLIONS)	2015	2014
Net income	$142	$92
Interest expense, net	78	73
Provision for income taxes	82	95
Depreciation and amortization	144	139
EBITDA	446	399
Equity in net loss of affiliates	1	—
Other non-operating (income)/expense, net	(5)	51
Restructuring charges	15	6
Stock-based compensation expense	12	12
Other items(a)	10	9
Adjusted EBITDA	$479	$477

(a)	Other items primarily consist of non-recurring costs for the three months ended September 30, 2015 and 2014.

Consolidated Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

Revenues decreased 2.6% to $1,531 million for the three months ended September 30, 2015 from $1,572 million for the three months ended September 30, 2014, or an increase of 5.0% on a constant currency basis, excluding a 7.6% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 7.1%, or an increase of 4.1% on a constant currency basis. Revenues within our Watch segment increased 3.0%, or 6.1% on a constant currency basis. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 5.1% to $615 million for the three months ended September 30, 2015 from $648 million for the three months ended September 30, 2014, or an increase of 2.5% on a constant currency basis, excluding a 7.6% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 9.9%, or an increase of 0.3% on a constant currency basis. Excluding a 10.2% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment decreased 0.4%, or an increase of 3.0% on a constant currency basis. Excluding a 3.4% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.9% to $459 million for the three months ended September 30, 2015 from $468 million for the three months ended September 30, 2014, or an increase of 6.5% on a constant currency basis, excluding a 8.4% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.2%, or an increase of 8.8% on a constant currency basis. Excluding a 11.0% favorable impact of changes in foreign currency exchange rates, selling, general and administrative increased due to continued global investments associated with our services.

Costs within our Watch segment increased 2.2%, or 6.0% on a constant currency basis. Excluding a 3.8% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to increased investment in product development initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $144 million for the three months ended September 30, 2015 as compared to $139 million for the three months ended September 30, 2014. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures.

For each of the three months ended September 30, 2015 and 2014, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $51 million.

Restructuring Charges

We recorded $15 million and $6 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended September 30, 2015 and 2014, respectively.

Operating Income

Operating income for the three months ended September 30, 2015 was $298 million as compared to $311 million for the three months ended September 30, 2014. Operating income within our Buy segment was $91 million for the three months ended September 30, 2015 as compared to $109 million for the three months ended September 30, 2014. Operating income within our Watch segment was $234 million for the three months ended September 30, 2015 as compared to $226 million for the three months ended September 30, 2014. Corporate operating expenses were $27 million for the three months ended September 30, 2015 as compared to $24 million for the three months ended September 30, 2014.

Interest Expense

Interest expense was $79 million for the three months ended September 30, 2015 as compared to $74 million for the three months ended September 30, 2014. This increase is primarily due to the issuance of $750 million 5.00% Senior Notes in February 2015.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.11 to €1.00 for the three months ended September 30, 2015 as compared to $1.33 to €1.00 for the three months ended September 30, 2014.

We realized net gains of $5 million and $1 million for the three months ended September 30, 2015 and 2014, respectively, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $52 million for the three months ended September 30, 2014 is primarily related to the “make-whole” premium associated with the partial redemption of the 7.75% Senior Notes due 2018.

Income Taxes

The effective tax rates for the three months ended September 30, 2015 and 2014 were 36% and 51% respectively. The tax rate for the three months ended September 30, 2015 was higher than the United Kingdom statutory rate of 20% as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns and the effect of global licensing activities and foreign distributions offset by the favorable impact of certain financing activities. The tax rate for the three months ended September 30, 2014 was higher than the statutory rate in the Netherlands of 25% as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.

The estimated liability for unrecognized tax benefits as of December 31, 2015 is $463 million and was $452 million as of December 31, 2014. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 0.4% to $479 million for the three months ended September 30, 2015 from $477 million for the three months ended September 30, 2014, or 6.9% on a constant currency basis, excluding a 6.5% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three months ended September 30, 2015 Compared to the Three Months Ended September 30, 2014” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2015 Reported	Three Months Ended September 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Three Months Ended September 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Revenues by segment
Buy	$816	$878	(7.1)%	$784	4.1%
Watch	715	694	3.0%	674	6.1%
Total	$1,531	$1,572	(2.6)%	$1,458	5.0%

Buy Segment Revenues

Revenues decreased 7.1% to $816 million for the three months ended September 30, 2015 from $878 million for the three months ended September 30, 2014, or an increase of 4.1% on a constant currency basis, excluding a 11.2% unfavorable impact of changes in foreign currency exchange rates.

Revenues from developed markets decreased 4.3% to $563 million, or an increase of 3.1% on a constant currency basis, excluding a 7.4% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of continued investments, resulting in new client wins.

Revenues from emerging markets decreased 12.8% to $253 million, or an increase of 6.3% on a constant currency basis, excluding a 19.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad-based demand for our services.  For the three months ended September 30, 2015, these investments drove double-digit growth in Latin America and Africa and high-single digit growth in South East Asia and the Middle East.

Watch Segment Revenues

Revenues increased 3.0% to $715 million for the three months ended September 30, 2015 from $694 million for the three months ended September 30, 2014, or an increase of 6.1% on a constant currency basis, excluding a 3.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement, which increased 4.2%, or 7.0% on a constant currency basis due to the acquisition of eXelate and our continued investment in digital. Audience Measurement comprised approximately 80% of our Watch segment revenues. Excluding Audio, Audience Measurement increased 2.2%, or 5.8% on a constant currency basis. Audio increased 11.0% on a reported and constant currency basis, for the three months ended September 30, 2015, as we benefited from delivery timing that will normalize in the fourth quarter.  Our Marketing Effectiveness offerings increased 4.6%, or 7.9% on a constant currency basis, largely due to timing as some business shifted into the fourth quarter. However, this gain was offset by a decrease of 11.1%, or 5.9% on a constant currency basis in our other Watch products as we continue to exit non-core media analytics products.  Excluding the impact of our other Watch products, segment revenues increased 4.2%, or 7.1% on a constant currency basis.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2015 and 2014, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$91	$11	$51	$4	$—	$157
Watch	234	4	92	1	3	334
Corporate and Eliminations	(27)	—	1	7	7	(12)
Total Nielsen	$298	$15	$144	$12	$10	$479

THREE MONTHS ENDED SEPTEMBER 30, 2014 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$109	$4	$55	$3	$—	$171
Watch	226	1	83	2	5	317
Corporate and Eliminations	(24)	1	1	7	4	(11)
Total Nielsen	$311	$6	$139	$12	$9	$477

(1)	Other items primarily consist of non-recurring costs for the three months ended September 30, 2015 and 2014.

(IN MILLIONS)	Three Months Ended September 30, 2015 Reported	Three Months Ended September 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Three Months Ended September 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$157	$171	(8.2)%	$148	6.1%
Watch	334	317	5.4%	311	7.4%
Corporate and Eliminations	(12)	(11)	NM	(11)	NM
Total Nielsen	$479	$477	0.4%	$448	6.9%

Buy Segment Profitability

Operating income was $91 million for the three months ended September 30, 2015 as compared to $109 million for the three months ended September 30, 2014. The decrease was driven primarily by the revenue performance mentioned above and increased restructuring charges in 2015. Non-GAAP business segment income increased 6.1% on a constant currency basis.

Watch Segment Profitability

Operating income was $234 million for the three months ended September 30, 2015 as compared to $226 million for the three months ended September 30, 2014. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives partially offset by higher restructuring charges and depreciation and amortization expense. Non-GAAP business segment income increased 7.4% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $27 million for the three months ended September 30, 2015 as compared to $24 million for the three months ended September 30, 2014 due primarily to higher non-recurring expenses for the three months ended September 30, 2015.

Results of Operations – Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2015	2014
Revenues	$4,548	$4,655
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,885	1,967
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,405	1,439
Depreciation and amortization	432	425
Restructuring charges	43	43
Operating income	783	781
Interest income	3	3
Interest expense	(231)	(229)
Foreign currency exchange transaction losses, net	(27)	(32)
Other expense, net	—	(100)
Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	528	423
Provision for income taxes	(206)	(202)
Equity in net (loss)/income of affiliates	(1)	2
Net income	$321	$223

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(IN MILLIONS)	2015	2014
Net income	$321	$223
Interest expense, net	228	226
Provision for income taxes	206	202
Depreciation and amortization	432	425
EBITDA	1,187	1,076
Equity in net loss/(income) of affiliates	1	(2)
Other non-operating expense, net	27	132
Restructuring charges	43	43
Stock-based compensation expense	39	36
Other items(a)	30	28
Adjusted EBITDA	$1,327	$1,313

(a)	Other items primarily consist of non-recurring costs for the nine months ended September 30, 2015 and 2014.

Consolidated Results for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

Revenues decreased 2.3% to $4,548 million for the nine months ended September 30, 2015 from $4,655 million for the nine months ended September 30, 2014, or an increase of 4.7% on a constant currency basis, excluding a 7.0% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 5.7%, or an increase of 4.7% on a constant currency basis. Revenues within our Watch segment increased 2.1%, or 4.8% on a constant currency basis. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 4.2% to $1,885 million for the nine months ended September 30, 2015 from $1,967 million for the nine months ended September 30, 2014, or an increase of 2.8% on a constant currency basis, excluding a 7.0% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 8.3%, or an increase of 0.9% on a constant currency basis. Excluding a 9.2% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 1.9%, or 5.2% on a constant currency basis. Excluding a 3.3% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.4% to $1,405 million for the nine months ended September 30, 2015 from $1,439 million for the nine months ended September 30, 2014, or an increase of 5.2% on a constant currency basis, excluding a 7.6% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.3%, or an increase of 7.8% on a constant currency basis. Excluding a 10.1% favorable impact of changes in foreign currency exchange rates, selling, general and administrative increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 4.2%, or 1.0% on a constant currency basis. Excluding a 3.2% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact from the Arbitron integration activities that occurred in the second half of 2014 as well as other productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $432 million for the nine months ended September 30, 2015 as compared to $425 million for the nine months ended September 30, 2014. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures.

For the nine months ended September 30, 2015 and 2014, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $152 million.

Restructuring Charges

We recorded $43 million in restructuring charges relating to employee severance associated with productivity initiatives for the nine months ended September 30, 2015 and 2014.

Operating Income

Operating income for the nine months ended September 30, 2015 was $783 million as compared to $781 million for the nine months ended September 30, 2014. Operating income within our Buy segment was $231 million for the nine months ended September 30, 2015 as compared to $252 million for the nine months ended September 30, 2014. Operating income within our Watch segment was $634 million for the nine months ended September 30, 2015 as compared to $602 million for the nine months ended September 30, 2014. Corporate operating expenses were $82 million for the nine months ended September 30, 2015 as compared to $73 million for the nine months ended September 30, 2014.

Interest Expense

Interest expense was $231 million for the nine months ended September 30, 2015 as compared to $229 million for the nine months ended September 30, 2014. This increase is primarily due to the issuance of $750 million 5.00% Senior Notes in February 2015 partially offset by the partial refinancing of the 7.75% Senior Notes in April 2014 and the refinancing of the remaining 7.75% Senior Notes in July 2014.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for the nine months ended September 30, 2015 as compared to $1.36 to €1.00 for the nine months ended September 30, 2014.

We realized net losses of $27 million for the nine months ended September 30, 2015, resulting primarily from the revaluation of our U.S. denominated debt and cash held in Euro functional currency entities of $13 million, the devaluation of the Venezuela bolivars Fuertes of $9 million as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results”, as well as the fluctuations in certain foreign currencies associated with intercompany transactions, partially offset by a gain of $3 million associated with foreign currency derivative financial instruments.

We realized net losses of $32 million for the nine months ended September 30, 2014, resulting primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results”, as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $100 million for the nine months ended September 30, 2014 is primarily related to the “make-whole” premium associated with the partial redemption of our 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans, certain costs incurred in connection with the refinancings and the write down of a cost method investment. We did not incur similar expenses in the nine months ended September 30, 2015.

Income Taxes

The effective tax rates for the nine months ended September 30, 2015 and 2014 were 39% and 48%, respectively. The tax rate for the nine months ended September 30, 2015 was higher than the United Kingdom statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the nine months ended September 30, 2014 was higher than the statutory rate in the Netherlands as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.

Adjusted EBITDA

Adjusted EBITDA increased 1.1% to $1,327 million for the nine months ended September 30, 2015 from $1,313 million for the nine months ended September 30, 2014, or 7.2% on a constant currency basis, excluding a 6.1% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2015 Reported	Nine Months Ended September 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Nine Months Ended September 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Revenues by segment
Buy	$2,466	$2,615	(5.7)%	$2,356	4.7%
Watch	2,082	2,040	2.1%	1,986	4.8%
Total	$4,548	$4,655	(2.3)%	$4,342	4.7%

Buy Segment Revenues

Revenues decreased 5.7% to $2,466 million for the nine months ended September 30, 2015 from $2,615 million for the nine months ended September 30, 2014, or an increase of 4.7% on a constant currency basis, excluding a 10.4% unfavorable impact of changes in foreign currency exchange rates.

Revenues from developed markets decreased 4.8% to $1,694 million, or an increase of 3.0% on a constant currency basis, excluding a 7.8% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of continued investments in products such as advanced analytics, segmentation and innovation as well as growth in our subscription-based products.

Revenues from emerging markets decreased 7.7% to $772 million, or an increase of 8.6% on a constant currency basis, excluding a 16.3% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad-based demand for our services within both our multinational and local client bases.  For the nine months ended September 30, 2015, these investments drove double-digit growth in Latin America, South East Asia, Africa, Middle East and Greater China.

Watch Segment Revenues

Revenues increased 2.1% to $2,082 million for the nine months ended September 30, 2015 from $2,040 million for the nine months ended September 30, 2014 or an increase of 4.8% on a constant currency basis, excluding a 2.7% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement, which increased 3.0%, or 5.6% on a constant currency basis due to the resilience in our core television audience measurement, the acquisition of eXelate and our continued investment in digital. Audience Measurement comprised approximately 80% of our Watch segment revenues.  Excluding Audio, Audience Measurement increased 2.7%, or 6.0% on a constant currency basis. Audio growth was 4.1%, on a reported and constant currency basis, for the nine months ended September 30, 2015. Our Marketing Effectiveness offerings grew 13.5%, or 16.9% on a constant currency basis, as client’s demand for our Marketing ROI products continues to increase. However, this gain was offset by a decrease of 18.5%, or 14.7% on a constant currency basis in our other Watch products as we continue to run off the legacy online rankings product, which will be replaced by Digital Content Ratings in the fall of this year, in addition to exiting non-core media analytics products. Excluding the impact of our other Watch products, segment revenues increased 4.0%, or 6.7% on a constant currency basis.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$231	$28	$157	$13	$—	$429
Watch	634	12	272	5	3	926
Corporate and Eliminations	(82)	3	3	21	27	(28)
Total Nielsen	$783	$43	$432	$39	$30	$1,327

NINE MONTHS ENDED SEPTEMBER 30, 2014 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$252	$26	$166	$12	$—	$456
Watch	602	11	256	8	8	885
Corporate and Eliminations	(73)	6	3	16	20	(28)
Total Nielsen	$781	$43	$425	$36	$28	$1,313

(1)	Other items primarily consist of non-recurring costs for the nine months ended September 30, 2015 and 2014.

(IN MILLIONS)	Nine Months Ended September 30, 2015 Reported	Nine Months Ended September 30, 2014 Reported	% Variance 2015 vs. 2014 Reported	Nine Months Ended September 30, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$429	$456	(5.9)%	$397	8.1%
Watch	926	885	4.6%	869	6.6%
Corporate and Eliminations	(28)	(28)	NM	(28)	NM
Total Nielsen	$1,327	$1,313	1.1%	$1,238	7.2%

Buy Segment Profitability

Operating income was $231 million for the nine months ended September 30, 2015 as compared to $252 million for the nine months ended September 30, 2014 primarily due to the revenue performance mentioned above which was partially offset by lower depreciation and amortization expense in 2015. Non-GAAP business segment income increased 8.1% on a constant currency basis.

Watch Segment Profitability

Operating income was $634 million for the nine months ended September 30, 2015 as compared to $602 million for the nine months ended September 30, 2014. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives and lower non-recurring costs partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 6.6% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $82 million for the nine months ended September 30, 2015 as compared to $73 million for the nine months ended September 30, 2014 due primarily to higher stock-based compensation expense and non-recurring costs partially offset by lower restructuring charges in 2015.

Liquidity and Capital Resources

Overview

We have consistently generated strong cash flows from operations, providing a source of funds of $778 million during the nine months ended September 30, 2015 as compared to $692 million for the nine months ended September 30, 2014, an increase of $86 million primarily due to our focus on better working capital management and lower cash paid for interest and taxes for the nine months ended September 30, 2015, partially offset by the $30 million cumulative excess tax benefit from stock-based compensation. In addition to the cumulative excess tax benefit from stock-based compensation being presented as a reduction of operating cash flows, this amount is also reflected as an increase to cash flows from financing activities in the condensed consolidated statements of cash flows and consequently our total cash flow is unchanged as a result of this item. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2015 and 2014:

(IN MILLIONS)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net cash from operating activities	$778	$692
Cash and cash equivalents	$358	$369
Availability under revolving credit facility	$360	$572

Of the $358 million in cash and cash equivalents, approximately $331 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Weighted average interest rate	3.98%	3.86%
Cash paid for interest, net of amounts capitalized (in millions)	$170	$183

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

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of September 30, 2015, we were in full compliance with the financial covenant described above.

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

As of September 30, 2015 and 2014, we had $210 million and zero borrowings outstanding and had outstanding letters of credit of $5 million and $3 million, respectively. As of September 30, 2015, we had $360 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2014 and the nine months ended September 30, 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of its outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. On October 23, 2014, we announced that its board of directors approved a new share repurchase program for up to $1 billion of Nielsen’s outstanding common stock. This is in addition to the authorization in place since July 2013 as described above.  Repurchases are made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at our Annual General Meetings of Shareholders held in 2014 and 2015. As of September 30, 2015, there have been 22,062,460 shares of our common stock purchased at an average price of $43.99 per share (total consideration of approximately $970 million) under this program. The activity during the nine months ended September 30, 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2014	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	$44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
July 1-31	1,310,000	$45.37	1,310,000	$643,345,777
August 1-31	1,853,142	$47.25	1,853,142	$555,793,238
September 1-30	553,756	$47.39	553,756	$529,551,668
Total	22,062,460	$43.99	22,062,460

Secondary Offerings

In March 2015, a secondary public offering totaling 8,000,000 shares of our common stock was completed on behalf of the selling stockholders, comprised of two of the Sponsor group members, at a price of $45.00 per share. In April 2015, a secondary public offering totaling 20,000,000 shares of our common stock was completed on behalf of the selling stockholders, comprised of some Sponsor group members, at a price of $45.31 per share. In June 2015, a secondary public offering totaling 8,957,091 shares of our common stock was completed on behalf of the selling stockholders, comprised of some Sponsor group members, at a price of $44.96 per share. In August 2015, the remaining members of the sponsor group completed the sale of its remaining 7.4 million shares of our common stock. As a result of this transaction, all of the private equity sponsors that held equity interests in us at the time of our January 2011 initial public offering have disposed of such interests. All proceeds from these offerings were received by the selling stockholders and the offerings did not have a significant impact on our operating results or financial position.

Cash Flows

Operating activities. Net cash provided by operating activities was $778 million for the nine months ended September 30, 2015, as compared to $692 million for the nine months ended September 30, 2014. This increase was driven by our focus on better working capital management and reductions in interest and taxes paid partially offset by the $30 million excess tax benefits from stock-based compensation expense. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $504 million for the nine months ended September 30, 2015, as compared to $477 million for the nine months ended September 30, 2014. The primary driver for the increase was the higher capital expenditures during the nine months ended September 30, 2015 as compared to the same period for 2014.

Financing activities. Net cash used in financing activities was $144 million for the nine months ended September 30, 2015 as compared to $376 million for the nine months ended September 30, 2014. The decrease in cash used in financing activities is primarily due to the higher net proceeds from the issuance of debt partially offset by higher dividend payments and share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the nine months ended September 30, 2015 as compared to the same period of 2014.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $306 million for the nine months ended September 30, 2015 as compared to $274 million for the nine months ended September 30, 2014. The increase in capital expenditures for the nine months ended September 30, 2015 was driven by investments in local panel expansion.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 40% of our revenues and 44% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2015. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $5 million annually, with an immaterial impact on our profitability.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing. It is our policy not to trade derivative financial instruments for speculative purposes. During the nine months ended September 30, 2015 and 2014, we recorded a net gain of $3 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of September 30, 2015and December 31, 2014, there were no foreign currency derivative financial instruments outstanding.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2015:

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

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At September 30, 2015, the SIMADI exchange rate was 199.4 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $9 million during the nine months ended September 30, 2015.

We will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.  Total net monetary assets in U.S. dollars at the September 30, 2015 SIMADI rate totaled $3 million.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2015, we had $3,587 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,590 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($36 million without giving effect to any of our interest rate swaps).

In April 2015, we entered into a $150 million in notional amount of three-year forward interest rate swap agreement with a starting date in April 2016. This agreement fixes the LIBOR-related portion of the interest rates of a corresponding amount of our variable-rate debt at an average rate of 1.40%. This derivative instrument has been designated as an interest rate cash flow hedge.

In July 2015, we entered into a $150 million in notional amount of three-year forward interest rate swap agreement with a starting date in July 2016. This agreement fixes the LIBOR-related portion of the interest rates of a corresponding amount of our variable-rate debt at an average rate of 1.62%. This derivative instrument has been designated as an interest rate cash flow hedge.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no unregistered sales of our common stock for the nine months ended September 30, 2015.

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of our outstanding common stock. The primary purpose of the program is to mitigate dilution associated with our equity compensation plans. On October 23, 2014, we announced that our board of directors approved a new share repurchase program for up to $1 billion of our outstanding common stock. This is in addition to the authorization in place since July 2013 as described above. Repurchases are made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program has been executed within the limitations of the existing authority granted at our Annual General Meetings of Shareholders held in 2014 and 2015. As of September 30, 2015, we have purchased 22,062,460 shares of our common stock at an average price of $43.99 per share (total consideration of approximately $970 million) under this program. The activity during the three months ended September 30, 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31	1,310,000	$45.37	1,310,000	$643,345,777
August 1-31	1,853,142	$47.25	1,853,142	$555,793,238
September 1-30	553,756	$47.39	553,756	$529,551,668
Total	3,716,898	$46.60	3,716,898

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings plc (Registrant)

Date: October 21, 2015	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

3.1	Articles of Association of Nielsen Holdings plc (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-k filed by the registrant on August 31, 2015 (File No. 001-35042))

4.1*

Seventh Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee.

4.2*	Ninth Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc., an affiliate of The Nielsen Company (Luxembourg) S.ar.l., and Deutsche Bank Trust Company Americas, as trustee.

4.3*

Eleventh Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed by the registrant on August 31, 2015 (File No. 001-35042))

10.2	Form of Letter of Appointment (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-k filed by the registrant on August 31, 2015 (File No. 001-35042))

10.3

2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holdings plc and its Subsidiaries (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-k filed by the registrant on August 31, 2015 (File No. 001-35042))

10.4	Amended and Restated Nielsen 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-k filed by the registrant on August 31, 2015 (File No. 001-35042))

10.5

Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-k filed by the registrant on August 31, 2015 (File No. 001-35042))

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith