Form 10-K
period 2015-12-31
Nielsen Holdings plc
filed 2016-02-19
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35042

Nielsen Holdings plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1225347
(State of incorporation)	(I.R.S. Employer Identification No.)
85 Broad Street New York, New York 10004 (646) 654-5000	A C Nielsen House London Road Oxford Oxfordshire, OX3 9RX United Kingdom +1 (646) 654-5000

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value €0.07 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last day of business of our most recently completed second fiscal quarter, was $16,034 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $44.77 per share.

There were 361,878,969 shares of the registrant’s Common Stock outstanding as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2016 annual meeting of stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings plc (formerly known as Nielsen N.V.) and our consolidated subsidiaries unless otherwise stated or indicated by context. The term “TNC B.V.,” as used herein, refers to The Nielsen Company B.V., the principal subsidiary of Nielsen.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to the factors discussed in Item 1A. Risk Factors of this Form 10-K.

We caution you that the factors discussed in Item 1A. Risk Factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this annual report on Form 10-K may not in fact occur or may prove to be materially different from the expectations expressed or implied by these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. According to Deloitte, the aggregate retail revenue of the Top 250 global retailers approached $4.4 trillion in 2013. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets globally and our data is used to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy services also enable our clients to better manage their brands, uncover new sources of demand, manage their supply chain issues, launch and grow new services, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan, South Korea and Australia while emerging markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Buy segment represented approximately 54% of our consolidated revenues in 2015.

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, online and mobile viewing and listening platforms. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising including television, radio, online and mobile platforms is projected to reach $579 billion by end of 2016.

Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $69 billion in 2014 according to PwC. In addition to the United States, we measure television viewing in 35 other countries. We also measure markets that account for nearly 80% of global TV ad spend and offer mobile measurement and analytic services in 60 countries, including the United States, where we are the market leader. The acquisition of Arbitron Inc. in 2013 provided us with measurement of an additional two hours a day per person of dynamic media consumption. This acquisition allows us to measure unmeasured areas that are important to the industries and clients we serve, like streaming audio, out-of-home measurements for television consumption and deeper measurement of multicultural audiences in the U.S. Our Watch segment represented approximately 46% of our consolidated revenue in 2015.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For over 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. Our Company, originally incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (collectively, the “Sponsors”). In January 2011, our Company consummated an initial public offering of our common stock and our shares started trading on the New York Stock Exchange under the symbol “NLSN”. On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publically traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger. As of December 31, 2015, the Sponsors that held equity interests in Nielsen at the time of the January 2011 initial public offering had disposed of such interests.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. Within our Buy segment, in 2015, 69% of revenues came from Developed markets and 31% came from Emerging markets. For the year ended December 31, 2015, revenues from our Buy segment represented approximately 54% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five segment clients represented approximately 20% of our segment revenues for the year ended December 31, 2015 and the average length of relationship with these same clients is over 30 years. No single client accounted for 10% or more of our Buy segment revenues in 2015.

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

Depending on the sophistication of each country’s retailer systems, we collect retail sales information from stores using electronic point-of-sale technology and/or teams of local field auditors. Stores within our worldwide retail network include grocery, drug, convenience, discount and eCommerce retailers, who, through various cooperation arrangements, share their sales data with us. The electronic retail sales information collected by stores through checkout scanners is transmitted directly to us. In certain emerging markets where electronic retail sales information is unavailable, we utilize field auditors to collect information through in-store inventory and price checks. For eCommerce retailers where electronic retail sales information is unavailable, we are increasingly using consumer sourced data to collect information by leveraging proven expertise developed in our Consumer Panel business. For all information we collect, our stringent quality control systems validate and confirm the source data. The data is then processed into databases that clients access using our proprietary software that allows them to query the information, conduct customized analysis and generate reports and alerts.

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

Our consumer panels collect data from more than 250,000 household panelists across 26 countries that use in-home scanners to record purchases from each shopping trip. In the United States, for example, approximately 100,000 selected households, constituting a demographically balanced sample, participate in the panels. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports.  Clients may access these databases to perform analyses.

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

What Consumers Watch

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, digital and mobile viewing and listening platforms. For the year ended December 31, 2015, revenues from our Watch segment represented approximately 46% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 85% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five clients represented approximately 24% of segment revenues for the year ended December 31, 2015 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenues in 2015.

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

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the Average Commercial Minute (ACM) ratings, which is a measure of how many people watch commercials during live and time-shifted viewing, both through 3 days ("C3") and through 7 days ("C7"). The C3 rating has become the primary metric for buying and selling advertising on national broadcast television. We are expanding our television audience measurement to incorporate viewing of video-on-demand and from connected devices such as gaming consoles. We are developing and testing ways to measure how consumers watch video on tablets and other devices, to help advertising and programmers incorporate this viewing behavior into their programming and advertising plans. In the U.S., we utilize a single-source TV and PC panel to provide information to clients about simultaneous usage of more than one screen (e.g., if a consumer uses Facebook while watching a TV program), unduplicated reach (i.e., total audience net of duplication across platforms), cause and effect analysis (e.g., if a TV advertisement spurs a consumer to view a specific website online) and program viewing behavior (e.g., what platforms consumers use to view certain programming).

Nielsen has also been working with clients and partners to better measure online and mobile viewers, like asking TV networks to install software in their digital video players, websites, and apps to track their digital audiences, and striking data deals with partners like Facebook to collect the anonymous demographics of the more than 180 million American Facebook users who watch those digital videos or use those websites and apps).

We are also working with Twitter to establish a measurement of consumer interaction with television programming and social media to address the growing interest in social TV among advertisers and media players.

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

Digital Audience Measurement Services

We are a global provider of digital media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings to provide digital publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Through a combination of patented panel and census data collection methods, we measure and study the internet surfing, online buying, and video viewing (including television content) of digital audiences. In addition to measuring overall internet usage, Nielsen is the only company that has a Media Ratings Council (“MRC”) accredited age and gender measurement across its U.S. Digital Ad Ratings and U.S. television ratings services. Nielsen’s Digital Ad Ratings are now in 17 countries with 8 more markets planned in 2016. Those 17 current Digital Ad Ratings markets account for about 85% of global digital ad spend.

Since 2010, Nielsen has been providing innovative census measurement through third party data enrichment providers such as Facebook. Through such partnerships, Nielsen has privacy-protected and anonymous access to demographic data on over 1.5 billion user profiles. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent. As newer forms of digital media such as video advertising, social media and applications become a greater proportion of consumer behavior, we are transitioning our portfolio of digital services, including discontinuation of certain legacy services in certain markets and the launch of other services, to address the evolving requirements of measuring digital audiences and better serve our clients. Nielsen Social is the leading provider of social TV measurement, analytics and audience engagement solutions for TV networks, agencies and advertisers, helping the industry measure, understand and act on the activity and reach of TV-related conversation on Twitter. Nielsen Social uses Gracenote US TV data as the foundation of its measurement for linear TV.  Using Gracenote’s definition of a television network today we measure 15 Broadcast, 184 Cable-National, and 39 Cable – Regional Sports channels. We also measure programming from 6 streaming providers and 8 TV syndication groups. In total that is 252 programming networks. In terms of brands, Nielsen Social manually enters brands into our Brand Tracking System and once entered the Twitter activity around each brand is measured on a 24/7 basis.  Currently there are 2,097 brands in our database that are being tracked.  Through our exclusive agreement with Twitter we produce Nielsen Twitter TV Ratings, the first-ever measure of the total activity and reach, as well as demographics, of TV-related conversation on Twitter.

Along with tracking Twitter TV conversation around linear airtimes, we are also now tracking Twitter TV conversation in the U.S. on a 24/7 basis for over 650 series programs, including linear and over-the-top programming such as Netflix and Hulu.

Nielsen Social is also available in Italy, Australia, and Mexico and uses local TV data as the foundation for its measurement (Gracenote in Australia and Mexico and Rovi in Italy). In Australia we measure 19 Free to Air and 82 Subscription TV channels. In Italy we measure 45 Free to Air and 76 Subscription TV channels. In Mexico we measure 11 Free to Air and 85 Subscription TV channels. In total that is 318 TV networks. In terms of brands, each territory uses their own install of the Brand Tracking System. Currently there are 552 brands in Mexico, 563 brands in Italy and 691 brands in Australia. In total that is 1,806 brands.

Mobile Measurement Services

We provide independent measurement and consumer research for telecom and media companies in the mobile telecommunications industry. Clients, principally mobile carriers and device manufacturers, rely upon our data to make consumer marketing, competitive strategy and resource allocation decisions. In the United States, our metrics are a leading indicator for market share, customer satisfaction, device share, service quality, revenue share, content audience and other key performance indicators. We also benchmark the end-to-end consumer experience to pinpoint problem areas in the service delivery chain, track key performance metrics for mobile devices and identify key market opportunities (e.g., demand tracking for device features and services). To address the rapid growth of mobile internet consumption, we have deployed a combination of panel and census based measurement to capture internet, video and other media on mobile, smartphone, and tablet devices. In the U.S., Nielsen has deployed our mobile software development kit (SDK) to offer a comprehensive mobile advertising and content measurement for our media clients. In addition, our census demographic measurement uses the world's largest mobile demographic data set through our data enrichment providers. We offer mobile measurement and analytic services in 60 countries worldwide, including the United States, where we are a leader in the market for mobile audience measurement, and are focused on expanding our presence in other markets

Marketing Effectiveness

We provide a range of solutions to major advertisers, whether they are consumer packaged goods manufacturers, retailers, media companies, or other verticals such as automotive, telecom or financial services, to help validate and optimize their advertising spend. We quantify the effectiveness of advertising by reporting behavioral observations, attitudinal changes and actual offline purchase activity. We offer services specific to television, digital and social marketing to determine “resonance” or impact of specific campaigns, by measuring objectives such as breakthrough, brand recall, purchase intent and effect on product and brand loyalty. These services can also help clients determine which elements of their advertising campaigns are more or less effective, including frequency of repetition, length of commercial and context. As part of these efforts, we collect and analyze more than 21 million surveys annually to measure consumer engagement and recall of advertisements across television and online to provide important insights on advertising and content effectiveness.

We also combine intelligence on what consumers watch and buy to inform client decisions on their advertising spend. We integrate data from our Buy segment and other third party sources, including our Nielsen Catalina Solutions business, with Watch data on audience exposure to help assess the effect of an advertising campaign on purchase activity. We believe these and other offerings of consumer behavior data and marketing insights can provide value to advertisers as well as media content owners and distributors, and help these clients answer some of their most important marketing questions.

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

Global Scale and Brand. We provide a breadth of information and insights about consumers covering approximately 90 percent of all population and GDP globally.  In our Buy segment, we track billions of sales transactions per month in retail outlets in more than 100 countries around the world. We also have approximately 250,000 household panelists across 26 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $69 billion in 2014 according to PwC. We believe our footprint, independence, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expand. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

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

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends.   For example, we are investing in Total Audience measurement, bringing together audiences across digital and television platforms for both ad campaigns (Total Ad Ratings) and content (Total Content Ratings).  These measurement offerings allow content providers and advertisers to understand their true reach across and among all platforms using a combination of Nielsen's gold standard panels and census-based measurement.

We are also working with our clients to help maximize the value of the data we give to them by allowing them to evaluate new distribution options (e.g. the Apple TV, Roku, Game Console breakout) as well as understanding the true impact and audiences of their content when sent to Subscription Video on Demand (“SVOD”).

We have also made investments in providing cross platform data aggregation and audience activation via the acquisition of eXelate. Its data management platform and big data infrastructure enabled unified consumer mapping and targeting across multiple media platforms.

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

Our ability to deliver marketing effectiveness results in "real time"  in a more scalable fashion, and with a broader series of data points (demo+) is expected to expand by leveraging the big data infrastructure and data marketplace acquired through the eXelate acquisition.  Nielsen has also created the first currency-quality, respondent level planning dataset and software solution for Total Audience media planning, Media Impact.

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading services that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with leading technology partners such as IBM, Tata Consultancy Services, Amazon and TIBCO, which allows for greater quality in client offerings and efficiency in our global operations.

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

Emerging markets present significant expansion opportunities. Brand marketers are focused on attracting new consumers in emerging countries as a result of the fast-paced population growth of the middle class in these regions. In addition, the retail trade in these markets is quickly evolving from small, local formats toward larger, more modern formats with electronic points of sale, a similar evolution to what occurred in developed markets over the last several decades. We provide established measurement methodologies to help give consumer packaged goods companies, retailers and media companies an accurate understanding of local consumers to allow them to harness growing consumer buying power in markets like Brazil, India and China.

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted and Video On Demand/Subscription Video On Demand. We believe our distinct ability to provide independent audience measurement and metrics across television, radio, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

Consumers are more connected, informed and in control. More than three-quarters of the world’s homes have access to television, there are approximately 3.1 billion internet users around the globe, and mobile penetration rates have reached 96% globally. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. They can compare products and prices instantaneously and have new avenues to learn about, engage with and purchase products and services. These shifts in behavior create significant complexities for our clients. Our broad portfolio of measurement and analytical services enables our clients to engage consumers with more impact and efficiency, influence consumer purchasing decisions and actively participate in and shape conversations about their brands.

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

Continue to grow in emerging markets

Emerging markets (measured in our Buy segment) comprised approximately 31% of our 2015 Buy segment revenues (17% of our 2015 consolidated revenues) and represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Currently, the middle class is expanding significantly each year on a global basis, with Africa, Brazil, Russia, India and China currently contributing nearly half of all global consumption growth. Key elements of our strategy include:

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

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing 9 primary data centers in six countries around the world. We also use AWS from Amazon for cloud based infrastructure. Our global database has the capacity to house approximately 54 petabytes of information, with our Buy segment processing approximately 9.5 billion purchasing data points each month in 2015, our Watch segment processing approximately 200 billion tuning and viewing records (across panel and census data) each month in 2015 and our eXelate platform processing 300 billion events each month in 2015. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as IBM, Tata Consulting Services, TIBCO and Amazon.

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

Employees

As of December 31, 2015, we employed approximately 43,000 people worldwide. Approximately 20% of our employees are covered under collective bargaining agreements and an additional 17% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We actively invest in our employee relations and believe they are solid. Nielsen is committed to treating employees in a way that respects and protects their human rights everywhere we operate around the world.

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

Our primary competitor in the digital audience and campaign measurement solutions in the United States is comScore. Globally (including the United States), we face competition from additional companies that provide digital measurement and analytics services such as Oracle, Google Analytics, Adobe Analytics and IBM Digital Analytics as well as in the small but growing space of social measurement. In 2016 Rentrak merged into a wholly-owned subsidiary of comScore and the combined companies will focus on cross platform measurement.  We are the market leader in the U.S. audio audience measurement. Our principal competitors include Triton and Kantar, which are developing technologies similar to our PPM ratings service.

Regulation

Our operations are subject to and affected by data protection laws in many countries. These laws pertain primarily to personal data (i.e., information relating to an identified or identifiable individual), constrain whether and how we collect personal data, how that data may be used and stored, and whether, to whom and where that data may be transferred. What constitutes “personal data” varies from country to country and region to region and continues to evolve. Data collection methods that may not always be obvious to the data subject, like the use of cookies online, or that present a higher risk of abuse, such as collecting data directly from children, tend also to be more highly regulated, and products that rely on these technologies may require re-engineering to comply with new laws. In addition, these data transfer constraints can impact multinational access to a central database and cross-border data transfers.

Some of the personal data we collect may be considered “sensitive” by the laws of many jurisdictions because they may include certain demographic information and consumption preferences. Sensitive personal data typically are more highly regulated than non-sensitive data. Generally, this means that for sensitive data the data subject’s consent should be more explicit and fully informed and security measures surrounding the storage of the data should be more rigorous. The greater constraints that apply to the collection and use of sensitive personal data increase the administrative and operational burdens and costs of panel recruitment and management.

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

Recent Developments

On February 18, 2016, our Board declared a cash dividend of $0.28 per share on our common stock.  The dividend is payable on March 17, 2016 to stockholders of record at the close of business on March 3, 2016.

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

Traditional methods of television viewing continue to change as a result of fragmentation of channels and digital and other new television technologies and devices such as video-on-demand, digital video recorders, game consoles, tablets, other mobile devices and internet viewing. In addition, consumption of consumer packaged goods is growing in new and different channels such as discount stores and e-commerce. If we are unable to continue to successfully adapt our media and consumer measurement systems to new viewing and consumption habits, our business, financial position and results of operations could be adversely affected.

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

Client procurement strategies could put additional pressure on the pricing of our services, thereby leading to decreased earnings.

Certain of our clients may continue to seek further price concessions from us. This puts pressure on the pricing of our services, which could limit the amounts we earn. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within particular groups, there can be no assurance as to the degree to which we will be able to do so, which could adversely affect our business, financial position and results of operations.

Continued adverse market conditions, particularly in the consumer packaged goods, media, entertainment, telecommunications or technology industries, could adversely impact our revenue.

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

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2015, we had total indebtedness of $7,338 million.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, service development efforts, dividends, share repurchases and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•

limit our ability to obtain additional financing for working capital, capital expenditures, service development, debt service requirements, dividends, share repurchases, acquisitions and general corporate or other purposes;

•	limit our ability to adjust to changing market conditions;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to service our dividend and stock repurchases programs.

In addition, the indentures governing our outstanding notes and our credit facility contain financial and other restrictive covenants that could limit the ability of our operating subsidiaries to engage in activities that may be in our best interests in the long term. The failure to comply with any of those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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

We will require a significant amount of cash as well as continued access to the capital markets to service our indebtedness, fund capital expenditures and meet our other liquidity needs. Our ability to generate cash and our access to the capital markets depend on many factors beyond our control.

Our ability to make payments on our indebtedness (both interest and principal) and to fund planned capital expenditures and other liquidity needs will depend on our ability to generate cash in the future and our ability to refinance our indebtedness. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

A substantial portion of our indebtedness is at variable rates, and we are exposed to the risk of increased interest rates

Our cash interest expense for the years ended December 31, 2015, 2014 and 2013 was $296 million, $294 million and $304 million, respectively.   At December 31, 2015, we had $3,496 million of floating-rate debt under our senior secured credit facilities of which $2,325 million (excluding $550 million of forward swaps effective after December 31, 2015) was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $12 million ($35 million without giving effect to any of our interest rate swaps). We periodically review our fixed/floating debt mix, and the volume, rates and duration of our interest rate hedging portfolio are subject to changes, which could adversely affect our results of operations.

The success of our business depends on our ability to recruit sample participants to participate in our research samples.

Our business uses scanners and diaries to gather consumer data from sample households as well as Set Meters, People Meters, Active/Passive Meters, PPM’s and diaries to gather television and audio audience measurement data from sample households. It is increasingly difficult and costly to obtain consent from households to participate in the surveys. In addition, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients. Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our services to reach and recruit participants for consumer purchasing and audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants, maintain the integrity of our panels, maintain adequate participation levels or properly model the sample data, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our consumer purchasing and audience measurement services may be materially and adversely affected.

Data protection laws and self-regulatory codes may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of information both abroad and in the United States. The definition of “personally identifiable information” and “personal data” continues to evolve and broaden, new laws and regulations are being enacted, and long-established programs, like the EU-US Safe Harbor framework, are being declared invalid, so that this area remains in a state of flux. In addition, some of our online products and services are subject to the self-regulatory programs of several organizations. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and/or liability under contractual warranties. In addition, there is an increasing public concern regarding data and consumer protection issues, and the number of jurisdictions with data protection laws has been increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries, including the United States, have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to survey research. If the laws were extended to include survey research, our ability to recruit research participants could be adversely affected. In addition, the European Union has reached agreement on the General Data Protection Regulation, originally introduced in 2012. The final text of the Regulation is expected to be formally adopted by the European Parliament and Council in the spring of 2016, and this Regulation should become effective in 2018. Interpretations of the Regulation may have a negative impact on some of our services or may require us to revise some of our practices, procedures or products. These or future initiatives may adversely affect our ability to generate or assemble data or to develop or market current or future services, which could negatively impact our business.

Our services involve the receipt, storage and transmission of proprietary information. If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure and regulators, panelists and survey respondents may hold us liable for disclosure of personal data, and clients and venture partners may hold us liable or reduce their use of our services.

We receive, store and transmit large volumes of proprietary information and data that contains personal information about individuals. Security breaches could expose us to a risk of loss of this information, litigation and possible liability and our reputation could be damaged. It may also make it more difficult to recruit panelists and survey respondents.  For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems and to respond to regulators’ inquiries. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients. In addition, we may be subject to investigation and fines by jurisdictions that have data breach notification laws.

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

We operate globally, deriving approximately 40% of revenues for the year ended December 31, 2015 in currencies other than U.S. dollars, with approximately 9% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the United States and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to limitations placed on such conversions.

We have operations in both the Buy and Watch segments in Venezuela. The functional currency for these operations was the Venezuelan Bolivares Fuertes, which has been considered hyperinflationary since January 1, 2010. In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction losses, net in the consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

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

Due to the lack of access to the SICAD I auction system throughout the remainder of 2014, as of December 31, 2014 we decided it was more likely that we would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as SICAD II was created to provide a more open mechanism that was designed to permit any company to request U.S. dollars for any purpose.  At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar.  As a result of the changes in exchange rate assumptions, we recorded a pre-tax charge of $32 million for the fourth quarter of 2014 and a total of $52 million for the year ended December 31, 2014.

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At December 31, 2015, the SIMADI exchange rate was 198.7 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $8 million during the year ended December 31, 2015.

As of December 31, 2015, of the $357 million in cash and cash equivalents, approximately $317 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

Our international operations are exposed to risks which could impede growth in the future.

We continue to explore opportunities in major international markets around the world, including China, Russia, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:

•	costs of customizing services for clients outside of the United States;
•	reduced protection for intellectual property rights in some countries;
•	the burdens of complying with a wide variety of foreign laws;

•	difficulties in managing international operations;
•	longer sales and payment cycles;
•	exposure to foreign currency exchange rate fluctuation;
•	exposure to local economic conditions;
•	limitations on the repatriation of funds from foreign operations;
•	exposure to local political conditions, including adverse tax and other government policies and positions, civil unrest and seizure of assets by a foreign government; and
•	the risks of an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate.

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

Our top ten clients accounted for approximately 22% of our total revenues for the year ended December 31, 2015. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We rely on third parties to provide certain data and services in connection with the provision of our current services.

We rely on third parties to provide certain data and services for use in connection with the provision of our current services and our reliance on third-party data providers is growing. For example, our Buy segment enters into agreements with third parties (primarily retailers of fast-moving consumer goods) to obtain the raw data on retail product sales it processes and edits and from which it creates products and services. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards or otherwise satisfactorily perform services, increase the price they charge us for this data or refuse altogether to license the data to us. Supplier consolidation could put pressure on our cost structure.  In addition, we may need to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding our services for other types of media. In the event we are unable to use such third party data and services or if we are unable to enter into agreements with third parties, when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

We rely on third parties for the performance of a significant portion of our worldwide information technology and operations functions. A failure to provide these functions in a satisfactory manner could have an adverse effect on our business.

We are dependent upon third parties for the performance of a significant portion of our information technology and operations functions worldwide. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, or at all, and our business could be adversely affected.

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

Hardware and software failures, delays in the operations of our data gathering procedures, our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems and our data gathering procedures. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our services have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities, or delays in our data gathering operations due to weather or other acts of nature, could result in interruptions in the flow of data to our servers and to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider. Such a transfer could result in significant delays in our ability to deliver our services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, civil unrest and/or acts of terrorism (particularly involving cities in which we have offices) could adversely affect our services. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

Changes in tax laws, international treaties, regulations, related interpretations and tax accounting standards in the United States, the United Kingdom, the Netherlands and other countries in which we operate may adversely affect our financial results, particularly our income tax expense. For example, recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) action plans issued by the Organisation for Economic Co-operation and Development (OECD) in 2015 as well as interpretations as to the application of EU rules on state aid. The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. These changes, if adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. Finally, governments are increasingly considering changes to tax law regimes as a means to cover budgetary shortfalls resulting from the current economic environment. These changes could result in higher taxation to Nielsen.

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

We recently experienced senior leadership changes, and we continue to execute a number of significant business and organizational changes, including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including the identification, development and retention of key employees to provide uninterrupted leadership and direction for our business, is critical to our success. This includes developing organization capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

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

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2015, we had goodwill and intangible assets of $12,555 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

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

Our results of operations and financial condition could be negatively impacted by our U.S. and non-U.S. pension plans:

Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of our pension trust assets and future estimated pension liabilities. As a result, our financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, we could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact our financial position.

Ineffective internal controls could impact our business and operating results:

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in its implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2016, there was 1 stockholder of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

The high and low reported sale prices per share for our common stock for the quarterly periods for the years ended December 31, 2015 and 2014 were as follows:

	2015		2014
Quarterly Period	High	Low	High	Low
First	$46.71	$41.92	$47.45	$40.88
Second	$46.85	$44.11	$48.67	$42.54
Third	$49.37	$42.76	$49.44	$43.89
Fourth	$48.78	$44.13	$45.89	$40.56

In January 2013, our Board of Directors (the “Board”) adopted a cash dividend policy with the present intent to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements to which we are subject. In addition, our ability to pay dividends is limited by covenants in our senior secured credit facilities and in the indentures governing our notes. See the “Liquidity and Capital Resources” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facilities, debenture loans and these dividend restrictions.

The below table summarizes the dividends declared and paid on our common stock for the years ended December 31, 2015 and 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28

On February 18, 2016, our Board declared a cash dividend of $0.28 per share on our common stock.  The dividend is payable on March 17, 2016 to stockholders of record at the close of business on March 3, 2016.

Our Board has approved a share repurchase program, as included in the below table, for up to $2 billion of our outstanding common stock. The primary purpose of the program is to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meetings of Shareholders held in 2014 and 2015. During the fourth quarter 2015, we repurchased a total of 3,699,951 shares of our common stock for $174 million at an average price of $47.04 per share. The activity during the fourth quarter of 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1-31	1,276,829	$46.95	1,276,829	$469,601,614
November 1-30	1,141,708	$47.75	1,141,708	$415,084,736
December 1 - 31	1,281,414	$46.50	1,281,414	$855,495,985
Total fourth quarter 2015	3,699,951	$47.04	3,699,951

United Kingdom tax consequences for holders of common stock

The United Kingdom tax consequences discussed below do not reflect a complete analysis or listing of all the possible United Kingdom tax consequences that may be relevant to holders of our common stock. Furthermore, the statements below only apply to holders of our common stock who are resident for tax purposes outside of the United Kingdom.

Investors should consult their own tax advisors in respect of the tax consequences related to receipt, ownership, purchase or sale or other disposition of our common stock.

United Kingdom withholding tax

Under current law, the Company is not required to make any deduction or withholding for or on account of United Kingdom tax from dividends distributed on our common stock, irrespective of the tax residence or individual circumstances of the recipient shareholder.

United Kingdom income tax on dividends

A non-United Kingdom tax resident holder of our common stock will not be subject to United Kingdom income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in the United Kingdom by such non-U.K. holder.

Disposition of Nielsen Shares

Holders of our common stock who are neither resident for tax purposes in the United Kingdom nor holding the common stock in connection with a trade carried on through a permanent establishment in the United Kingdom will not be subject to any United Kingdom taxes on chargeable gains as a result of any disposals of their common stock.

Common stock held outside the facilities of The Depository Trust Company ("DTC") should be treated as UK situs assets for the purpose of U.K. inheritance tax.

Stamp duty and stamp duty reserve tax ("SDRT")

Stamp duty and/or SDRT are imposed in the United Kingdom on certain transfers of securities (including shares in companies which, like us, are incorporated in the United Kingdom) at a rate of 0.5% of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems are charged a higher rate of 1.5%. Transfers of interests in shares within a depositary or clearance system, and from a depositary to a clearance system, are generally exempt from stamp duty and SDRT.

Transfers of our common stock held in book entry form through the facilities of DTC will not attract a charge to stamp duty or SDRT in the United Kingdom provided no instrument of transfer is entered into (which should not be necessary).

Any transfer of, or agreement to transfer, our common stock that occurs outside the DTC system, including repurchases by us, will ordinarily attract stamp duty or SDRT at a rate of 0.5%. This duty must be paid (and where applicable the transfer document stamped by HMRC) before the transfer can be registered in our books. Typically this stamp duty or SDRT would be paid by the purchaser of the common stock.

A transfer of title in our common stock from within the DTC system out of the DTC system will not attract stamp duty or SDRT if undertaken for no consideration. If that common stock is redeposited into DTC (which may only be done via a deposit of the common stock first with an appropriate offshore depositary followed by a transfer of the common stock from the offshore depositary into DTC), however, the redeposit will attract stamp duty or SDRT at a rate of 1.5%.

Investors should therefore note that the withdrawal of our common stock from the DTC system, or any transfers outside the DTC system, are likely to cause additional costs and delays in disposing of their common stock than would be the case if they hold our common stock in book entry form through the DTC system.

Item 6.	Selected Financial and Other Data

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and selected consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
Statement of Operations Data:
Revenues	$6,172	$6,288	$5,703	$5,407	$5,328
Depreciation and amortization(6)	574	573	510	493	502
Operating income	1,093	1,089	861	880	726
Interest expense	311	300	309	390	449
Income from continuing operations	575	381	431	242	61
Income from discontinued operations	—	—	305	30	26
Income from continuing operations per common share (basic)	1.55	1.01	1.16	0.67	0.17
Income from continuing operations per common share (diluted)	1.54	1.00	1.14	0.66	0.17
Cash dividends declared per common share	1.09	0.95	0.72	—	—

	December 31,
(IN MILLIONS)	2015	2014	2013(7)	2012(7)	2011(7)
Balance Sheet Data:
Total assets	$15,303	$15,326	$15,480	$14,525	$14,431
Long-term debt including capital leases	7,338	6,812	6,590	6,519	6,689

(1)

Income for the year ended December 31, 2015 included $51 million in restructuring charges, a gain of $158 million recorded from the step acquisition of Nielsen Catalina Solutions and an $8 million charge associated with the change to the Venezuelan currency exchange rate mechanism.

(2)

Income for the year ended December 31, 2014 included $89 million in restructuring charges, $97 million of charges associated with certain debt retirement transactions and a $52 million charge associated with the change to the Venezuelan currency exchange rate mechanism.

(3)	Income for the year ended December 31, 2013 included $119 million in restructuring charges.
(4)	Income for the year ended December 31, 2012 included $85 million in restructuring charges and $121 million of charges associated with certain debt retirement transactions.
(5)

Income for the year ended December 31, 2011 included $83 million in restructuring charges and $333 million of charges associated with the initial public offering of the Company’s common stock and related debt retirement transactions and Sponsor agreement termination payments.

(6)

Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $205 million, $204 million, $162 million, $145 million and $161 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(7)

As of December 31, 2013, 2012 and 2011, we have reclassified $50 million, $60 million and $73 million, respectively, of debt issuance costs between total assets and long-term debt inclusive of capital leases to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. See “Cautionary Statement Regarding Forward Looking Statements” in Part I of this Annual Report on Form 10-K. The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings plc and its consolidated subsidiaries unless otherwise stated or indicated by context.

Background and Executive Summary

We are a leading global performance management company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers read, watch and listen to (consumer interaction across the television, radio, digital and mobile viewing and listening platforms referred to herein as “Watch”) on a global and local basis. Our measurement and analytical services help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many emerging markets, and hold leading market positions in many of our services and geographies.

On September 30, 2013, we completed the acquisition of Arbitron Inc., an international media and marketing research firm through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion. Arbitron has helped us better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home, and our global distribution footprint has helped expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, we have expanded our Watch segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

On February 3, 2014, we completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’s common stock for a total purchase price of $116 million. Harris Interactive has expanded our footprint with important industry verticals including pharmaceutical, automobile and financial services.

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

Watch

Revenue from our Watch segment is primarily generated from television, radio, digital and mobile measurement services and recognized over the contract period, as the service is delivered to the customer, primarily on a straight-line basis.

Stock-Based Compensation

Expense Recognition

Our stock-based compensation programs are comprised of both stock options and restricted stock units (“RSUs”). We measure the cost of all stock-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. We recognize expense associated with stock-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $48 million, $47 million and $47 million of expense associated with stock-based compensation for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the aggregate grant date fair value of all outstanding vested and unvested options was $49 million and $32 million, respectively. As of December 31, 2015, approximately $38 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.4 years.

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

	Year Ended December 31,
	2015	2014	2013
Expected life (years)	4.50-5.25	3.00-5.25	3.50-6.00
Risk-free interest rate	1.27-1.58%	0.87%-1.66%	0.40%-1.99%
Expected dividend yield	2.18- 2.45%	1.77% - 2.39%	0% - 2.19%
Expected volatility	23.44-23.70%	23.50%-25.32%	25.40%-27.60%
Weighted-average volatility	23.56%	23.89%	25.89%

We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. For 2015, 2014 and 2013, expected volatility was based on our historical volatility.

In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. The total number of performance restricted share units to be earned is subject to achievement of cumulative performance goals for the three year period. Forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model. Differences between actual results and these estimates could have a material effect on our financial results.

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

Accounts Receivable

During the year ended December 31, 2015, we sold $50 million of accounts receivables to a third party and recorded an immaterial loss on the sale to interest expense, net in the consolidated statement of operations. The sale was accounted for as a true sale, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $50 million from the sale were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

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

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for each of our reporting units in our 2015 evaluation was 3%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used in our 2015 evaluation of our reporting units were between 8.5% and 11.5%.

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

We did not have any indicators of impairment during the year ended December 31, 2015 that would require us to perform an interim impairment assessment.  Our annual impairment assessment, performed as of October 1, 2015, resulted in no impairment. Further all four reporting units have fair values exceeding carrying values by at least 20% as of the annual impairment assessment date.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 6.0% for each of the years ended December 31, 2015, 2014 and 2013. We apply the expected long-term rate of return to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Effective January 1, 2016, we intend to change our approach to calculating the discount rate for our retirement benefit pension plans from a weighted-average yield curve approach to a spot-rate approach. Under the spot-rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost within net periodic benefit costs. The spot-rate approach will represent a more precise measurement of interest and service cost. The new approach represents a change in accounting estimate that is inseparable from a change in accounting principle and accordingly is accounted for prospectively.

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

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the years ended December 31, 2015, 2014 and 2013.

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to seven years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change. Impairment charges for the year ended December 31, 2015 were insignificant.

Factors Affecting Nielsen’s Financial Results

Acquisitions, Dispositions and Investments in Affiliates

Arbitron Inc.

On September 30, 2013, we completed the acquisition of Arbitron, through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion. Arbitron has helped us better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home, and our global distribution footprint has helped expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, we have further expanded our Watch segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

As part of the acquisition, we acquired the remaining 49.5% interest in Scarborough Research, a joint venture between us and Arbitron (“Scarborough”) that we historically accounted for under the equity method of accounting. We accounted for this transaction as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $75 million. As a result, during the third quarter of 2013, we recorded a $24 million gain on the investment in Scarborough to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2013, the financial results of Scarborough were included within our consolidated financial statements.

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

We incurred acquisition-related expenses of $19 million for the year ended December 31, 2013, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of our operations and Arbitron’s for the year ended December 31, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	2013
Revenues	$6,058
Income from continuing operations	$497

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

Nielsen Audio’s results of operations are fully reflected in our consolidated results of operations for the year ended December 31, 2015 and 2014.

Other Acquisitions

For the year ended December 31, 2015, we paid cash consideration of $246 million associated with both current period and previously executed acquisitions, net of cash acquired. Included in this amount is $45 million for an additional 13.5% interest in Nielsen Catalina Solutions, a joint venture between us and Catalina (“NCS”) that we historically accounted for under the equity method of accounting. As part of this transaction we gained control of NCS and, as such accounted for it as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $161 million. As a result, during the fourth quarter of 2015, we recorded a $158 million gain on the investment in NCS to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2015, NCS was reflected as a consolidated subsidiary within our consolidated financial statements. Had these current period’s acquisitions occurred as of January 1, 2015, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2014, we paid cash consideration of $314 million associated with both current period and previously executed acquisitions (including Harris Interactive, Inc.), net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2014, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2013, excluding Arbitron, we paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2013, the impact on our consolidated results of operations would not have been material.

Discontinued Operations and Other Dispositions

In November 2015, we completed the sale of the National Research Group, Inc., a leader in providing market research to movie studios within our Watch segment, for total cash consideration of $34 million and recorded an $18 million gain on the sale to other income/(expense), net in the consolidated statement of operations. The disposition did not qualify to be classified as discontinued operations.

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

Summarized results of operations for discontinued operations are as follows:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Revenue	$—	$15	$103
Operating income	—	—	35
Interest expense (1)	—	—	(8)
Income from operations before income taxes	—	—	27
Provision for income taxes	—	—	(12)
Income from operations	—	—	15
Gain on sale, net of tax	—	—	290
Net income attributable to noncontrolling interest	—	—	—
Income from discontinued operations, net of tax	$—	$—	$305

(1)

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the years ended December 31, 2015, 2014 and 2013, interest expense of zero, zero and $8 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Net cash provided by operating activities	$—	$—	$36
Net cash used in investing activities	—	—	—
Net cash used in financing activities	—	—	—
	$—	$—	$36

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

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
U.S. Dollar	60%	56%	52%
Euro	9%	11%	12%
Other Currencies	31%	33%	36%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S.

dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.11 to €1.00, $1.33 to €1.00 and $1.33 to €1.00 for the years ended December 31, 2015, 2014 and 2013, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both the Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes (“bolivars”). Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and, accordingly, the local currency transactions have been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

Since early 2013, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by us for the conversion of bolivars into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

In February 2013, the official exchange rate was moved from 4.30 to 6.30 bolivars to the U.S. Dollar and the regulated System of Transactions with Securities in Foreign Currency market was suspended.

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

Due to the lack of access to the SICAD I auction system throughout the remainder of 2014, as of December 31, 2014 we decided it was more likely that we would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as SICAD II was created to provide a more open mechanism that was designed to permit any company to request U.S. dollars for any purpose.  At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar.  As a result of changes in exchange rate assumptions, we recorded a pre-tax charge of $32 million for the fourth quarter of 2014 and a total of $52 million for the year ended December 31, 2014.

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At December 31, 2015, the SIMADI exchange rate was 198.7 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $8 million during the year ended December 31, 2015.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances.  Total net monetary assets in U.S. dollars at the December 31, 2015 SIMADI rate totaled $3 million.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP financial measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, thereby facilitating period-to-period comparisons of our business performance and is consistent with how management evaluates the Company’s performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others and, accordingly, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations – Years Ended December 31, 2015, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts included in our consolidated statements of operations:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Revenues	$6,172	$6,288	$5,703
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,539	2,620	2,398
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,915	1,917	1,815
Depreciation and amortization	574	573	510
Restructuring charges	51	89	119
Operating income	1,093	1,089	861
Interest income	4	3	2
Interest expense	(311)	(300)	(309)
Foreign currency exchange transaction losses, net	(31)	(71)	(25)
Other income/(expense), net	206	(100)	(9)
Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	961	621	520
Provision for income taxes	(383)	(236)	(91)
Equity in net (loss)/income of affiliates	(3)	(4)	2
Income from continuing operations	575	381	431
Income from discontinued operations, net of tax	—	—	305
Net income	575	381	736
Net income/(loss) attributable to noncontrolling interests	5	(3)	(4)
Net income attributable to Nielsen stockholders	$570	$384	$740

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Net income	$575	$381	$736
Income from discontinued operations, net	—	—	(305)
Interest expense, net	307	297	307
Provision for income taxes	383	236	91
Depreciation and amortization	574	573	510
EBITDA	1,839	1,487	1,339
Equity in net loss/(income) of affiliates	3	4	(2)
Other non-operating (income)/expense, net	(175)	171	34
Restructuring charges	51	89	119
Stock-based compensation expense	48	47	47
Other items(a)	92	39	80
Adjusted EBITDA	$1,858	$1,837	$1,617

(a)

For the years ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for the partial settlement of certain U.S. pension plan participants, and other non-recurring costs. For the year ended December 31, 2014, other items primarily consist of non-recurring items. For the year ended December 31, 2013, other items consist primarily of one-time items associated with the acquisition of Arbitron, including non-cash purchase accounting adjustments and transaction-related costs

Consolidated Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

Revenues decreased 1.8% to $6,172 million for the year ended December 31, 2015 from $6,288 million for the year ended December 31, 2014, or an increase of 5.0% on a constant currency basis, excluding a 6.8% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 5.1%, or an increase of 5.0% on a constant currency basis, excluding a 10.1% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Watch segment increased 2.2%, or 4.9% on a constant currency basis, excluding a 2.7% unfavorable impact of changes in foreign currency exchange rates. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 3.1% to $2,539 million for the year ended December 31, 2015 from $2,620 million for the year ended December 31, 2014, or an increase of 3.7% on a constant currency basis, excluding a 6.8% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 5.9%, or an increase of 3.5% on a constant currency basis.  Excluding a 9.4% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 1.5%, or 4.5% on a constant currency basis. Excluding a 3.0% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 0.1% to $1,915 for the year ended December 31, 2015 from $1,917 million for the year ended December 31, 2014, or an increase of 7.4% on a constant currency basis, excluding a 7.5% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 3.7%, or an increase of 5.7% on a constant currency basis. Excluding a 9.4% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 2.8%, or an increase 0.4% on a constant currency basis. Excluding a 3.2% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to increased investment in product development initiatives, partially offset by Arbitron integration activities that occurred in the second half of 2014.

Corporate costs increased by $62 million for the year ended December 31, 2015, primarily due to a $36 million donation to the Nielsen Foundation and a $14 million charge for the partial settlement of certain U.S. pension plans.

Depreciation and Amortization

Depreciation and amortization expense was $574 million for the year ended December 31, 2015 as compared to $573 million for the year ended December 31, 2014. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations increased to $205 million for the year ended December 31, 2015 from $204 million for the year ended December 31, 2014.

Restructuring Charges

We recorded $51 million in restructuring charges for the year ended December 31, 2015, primarily related to employee severance associated with productivity initiatives.

We recorded $89 million in restructuring charges for the year ended December 31, 2014, primarily related to employee severance associated with productivity initiatives.

Operating Income

Operating income for the year ended December 31, 2015 was $1,093 million compared to operating income of $1,089 million for the year ended December 31, 2014. Operating income within our Buy segment increased to $369 million for the year ended December 31, 2015 from $358 million for the year ended December 31, 2014. Operating income within our Watch segment increased to $880 million for the year ended December 31, 2015 from $836 million for the year ended December 31, 2014. Corporate operating expenses increased to $156 million for the year ended December 31, 2015 from $105 million for the year ended December 31, 2014.

Interest Expense

Interest expense was $311 million for the year ended December 31, 2015 compared to $300 million for the year ended December 31, 2014. This increase is primarily related to the higher debt balances due to the issuance of $750 million 5.00% Senior Notes in February 2015 partially offset by the partial refinancing of the 7.75% Senior Notes in April 2014 and the refinancing of the remaining 7.75% Senior Notes in July 2014.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.11 to €1.00 and $1.33 to €1.00 for the years ended December 31, 2015 and 2014, respectively.

We realized net losses of $31 million for the year ended December 31, 2015, resulting primarily from the revaluation of our U.S. denominated debt and cash held in Euro functional currency entities of $14 million, the devaluation of the Venezuelan bolivars of $8 million as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results”, as well as the fluctuations in certain foreign currencies associated with intercompany transactions, partially offset by a gain of $2 million associated with foreign currency derivative financial instruments.

We incurred $71 million in net foreign currency exchange losses for the year ended December 31, 2014, resulting primarily from changes to the Venezuelan exchange rate mechanisms as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuation in U.S. dollar to Euro exchange rate associated with our European revolving credit facility and the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other income, net of $206 million for the year ended December 31, 2015 is primarily related to the gains recorded from the step acquisition of NCS in the amount of $158 million, sale of an equity investment in the amount of $30 million and the disposition of NRG in the amount of $18 million.

Other expense, net of $100 million for the year ended December 31, 2014 is primarily related to the “make-whole” premium associated with the redemption of our 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized debt financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Affiliates

Income was $961 million for the year ended December 31, 2015 compared to $621 million for the year ended December 31, 2014 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2015 and 2014 were 40% and 38%, respectively.

The effective tax rate for the year ended December 31, 2015 was higher than the UK statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, offset by the favorable impact of certain financing activities and foreign distributions. The effective tax rate for the year ended December 31, 2014 was higher than the statutory expense rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, withholding and foreign taxes as well as state and local income taxes offset by the favorable impact of certain financing activities.

At December 31, 2015 and 2014, we had gross uncertain tax positions of $461 million and $452 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2015 and 2014 of $34 million and $41 million, respectively.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $42 million to $74 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Adjusted EBITDA

Adjusted EBITDA increased 1.1% to $1,858 million for the year ended December 31, 2015 from $1,837 million for the year ended December 31, 2014, or 7.2% on a constant currency basis, excluding a 6.1% unfavorable impact of changes in foreign currency exchange rates. Our Adjusted EBITDA margin increased to 30.10% for the year ended December 31, 2015 from 29.21% for the year ended December 31, 2014. See “Results of Operations – Years Ended December 31, 2015, 2014 and 2013” for the reconciliation of net income to Adjusted EBITDA.

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

Operating Income

Operating income for the year ended December 31, 2014 was $1,089 million compared to operating income of $861 million for the year ended December 31, 2013. Operating income within our Buy segment decreased to $358 million for the year ended December 31, 2014 from $399 million for the year ended December 31, 2013. Operating income within our Watch segment increased to $836 million for the year ended December 31, 2014 from $570 million for the year ended December 31, 2013. Corporate operating expenses decreased to $105 million for the year ended December 31, 2014 from $108 million for the year ended December 31, 2013.

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

We incurred $25 million in net foreign currency exchange losses for the year ended December 31, 2013, resulting primarily from the devaluation of the Venezuelan bolivars as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $100 million for the year ended December 31, 2014 is primarily related to the “make-whole” premium associated with the redemption of our 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized debt financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

The $9 million of other expense, net for the year ended December 31, 2013 consists primarily of the write-off of debt financing costs and other costs of $12 million associated with the amendment to our Credit Agreement (as defined below),  charges of $12 million associated with the unused bridge loan terminated as part of the Arbitron acquisition and charges of approximately $8 million related to the redemption of all of our 11.625% Senior Notes due 2014, partially offset by the gain of $24 million from the step acquisition of Scarborough.

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

Adjusted EBITDA

Adjusted EBITDA increased 13.6% to $1,837 million for the year ended December 31, 2014 from $1,617 million for the year ended December 31, 2013, or 16.5% on a constant currency basis. Our Adjusted EBITDA margin increased to 29.21% for the year ended December 31, 2014 from 28.35% for the year ended December 31, 2013. See “Results of Operations – Years Ended December 31, 2015, 2014 and 2013)” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2015 compared to the year ended December 31, 2014, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2015	Year Ended December 31, 2014	% Variance 2015 vs. 2014 Reported	Year Ended December 31, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Developed Markets	$2,301	$2,390	(3.7)%	$2,224	3.5%
Emerging Markets	1,044	1,133	(7.9)%	962	8.5%
Buy Segment	$3,345	$3,523	(5.1)%	$3,186	5.0%

Audience Measurement (Video and Text)	$1,840	$1,784	3.1%	$1,729	6.4%
Audio	504	498	1.2%	498	1.2%
Marketing Effectiveness	282	239	18.0%	233	21.0%
Other Watch	201	244	(17.6)%	234	(14.1)%
Watch Segment	2,827	2,765	2.2%	2,694	4.9%
Total	$6,172	$6,288	(1.8)%	$5,880	5.0%

Buy Segment Revenues

Revenues decreased 5.1% to $3,345 million for the year ended December 31, 2015 from $3,523 million for the year ended December 31, 2014, or an increase of 5.0% on a constant currency basis, excluding a 10.1% unfavorable impact of changes in foreign currency exchange rates.

Revenues from developed markets decreased 3.7% to $2,301 million, or an increase of 3.5% on a constant currency basis, excluding a 7.2% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of continued investments in products such as advanced analytics, segmentation and innovation as well as growth in our subscription-based products.

Revenues from emerging markets decreased 7.9% to $1,044 million, or an increase of 8.5% on a constant currency basis, excluding a 16.4% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by broad-based demand for our services from both our multinational and local client bases with double-digit growth in Latin America, Africa, Middle East and Greater China.

Watch Segment Revenues

Revenues increased 2.2% to $2,827 million for the year ended December 31, 2015 from $2,765 million for the year ended December 31, 2014 or an increase of 4.9% on a constant currency basis, excluding a 2.7% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement (video and text), which increased 3.1%, or 6.4% on a constant currency basis, due to the resilience in our core television audience measurement, our investments in eXelate and NCS, as well as our continued investment in digital. Our Marketing Effectiveness offerings grew 18.0%, or 21.0% on a constant currency basis, as we continue to invest in the product portfolio while meeting the market’s growing demand for our Marketing ROI products. However, this gain was partially offset by a decrease of 17.6%, or 14.1% on a constant currency basis, in our Other Watch products as we continue to run off the legacy online rankings product and exit non-core media analytics products.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2015 and 2014, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2015 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$369	$32	$207	$15	$1	$624
Watch	880	14	363	8	4	1,269
Corporate and Eliminations	(156)	5	4	25	87	(35)
Total Nielsen	$1,093	$51	$574	$48	$92	$1,858

YEAR ENDED DECEMBER 31, 2014 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$358	$64	$224	$14	$(2)	$658
Watch	836	14	343	10	11	1,214
Corporate and Eliminations	(105)	11	6	23	30	(35)
Total Nielsen	$1,089	$89	$573	$47	$39	$1,837

(1)

For the years ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for the partial settlement of certain U.S. pension plans, and other non-recurring costs. For the year ended December 31, 2014, other items primarily consist of non-recurring items.

(IN MILLIONS)	Year Ended December 31, 2015	Year Ended December 31, 2014	% Variance 2015vs. 2014 Reported	Year Ended December 31, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$624	$658	(5.2)%	$579	7.8%
Watch	1,269	1,214	4.5%	1,190	6.6%
Corporate and Eliminations	(35)	(35)	NA	(35)	NA
Total Nielsen	$1,858	$1,837	1.1%	$1,734	7.2%

Buy Segment Profitability

Operating income was $369 million for the year ended December 31, 2015 as compared to $358 million for the year ended December 31, 2014 as the decrease in revenue mentioned above was more than offset by lower restructuring charges and a decrease in depreciation and amortization expense. Non-GAAP business segment income increased 7.8% on a constant currency basis, excluding a 13.0% unfavorable impact of changes in foreign currency exchange rates.

Watch Segment Profitability

Operating income was $880 million for the year ended December 31, 2015 as compared to $836 million for the year ended December 31, 2014. The increase was driven by the revenue performance discussed above, as well as a decrease in non-recurring costs, outlined in the table above, partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 6.6% on a constant currency basis, excluding a 2.1% unfavorable impact of changes in foreign currency exchange rates.

Corporate Expenses and Eliminations

Operating expenses were $156 million for the year ended December 31, 2015 as compared to $105 million for the year ended December 31, 2014 primarily due to increases in non-recurring costs outlined in the table above.

Business Segment Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2014 compared to the year ended December 31, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2014	Year Ended December 31, 2013	% Variance 2014 vs. 2013 Reported	Year Ended December 31, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Developed Markets	$2,390	2,292	4.3%	2,279	4.9%
Emerging Markets	1,133	1,114	1.7%	1,035	9.5%
Buy Segment(a)	3,523	$3,406	3.4%	$3,314	6.3%

Audience Measurement (Video and Text)	$1,784	$1,694	5.3%	$1,679	6.3%
Audio	498	139	258.3%	139	258.3%
Marketing Effectiveness	239	211	13.3%	211	13.3%
Other Watch	244	253	(3.6)%	250	(2.4)%
Watch Segment(b)	2,765	2,297	20.4%	2,279	21.3%
Total(c)	$6,288	$5,703	10.3%	$5,593	12.4%

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

Revenues from developed markets increased 4.3% to $2,390 million, or an increase of 4.9% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact from the Harris Interactive acquisition, revenues from developed markets increased 0.4% (1.0% on a constant currency basis). Excluding the impact of foreign currency exchange rates, revenue grew as a result of increased demand for our analytical services as well as new clients in developed markets.

Revenues from emerging markets increased 1.7% to $1,133 million, or an increase of 9.5% on a constant currency basis, excluding a 7.8% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad-based demand for our services within both our multinational and local client bases.  For the year ended December 31, 2014, these investments drove double-digit growth in Eastern Europe, Latin America, Africa, Middle East and Greater China.

Watch Segment Revenues

Revenues increased 20.4% to $2,765 million for the year ended December 31, 2014 from $2,297 million for the year ended December 31, 2013, or 21.3% on a constant currency basis. Excluding the impact from the Arbitron acquisition, revenues increased 4.9% (5.8% on a constant currency basis), driven by the continued strength in Audience Measurement (video and text) which grew 5.3% (6.3% on a constant currency basis).

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2014 and 2013, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

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

Liquidity and Capital Resources

We have consistently generated strong cash flows from operations, providing a source of funds of $1,179, $1,093 million and $901 million during the years ended December 31, 2015, 2014 and 2013, respectively. The increase of $86 million in 2015 is primarily due to our focus on working capital management, partially offset by the $30 million cumulative excess tax benefit from stock-based compensation. In addition to the cumulative excess tax benefit from stock-based compensation being presented as a reduction of operating cash flows, this amount is also reflected as an increase to cash flows from financing activities in the consolidated statements of cash flows and consequently our total cash flow is unchanged as a result of this item. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2015, 2014 and 2013:

(IN MILLIONS)	2015	2014	2013
Net cash from operating activities	$1,179	$1,093	$901
Cash and short-term marketable securities	$357	$273	$564
Revolving credit facility	$575	$575	$635

Of the $357 million in cash and cash equivalents, approximately $317 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the last three years.

	2015	2014	2013
Weighted average interest rate	4.04%	3.79%	4.28%
Cash paid for interest, net of amounts capitalized (in millions)	$296	$294	$304

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

Long-term borrowings

The Financial Accounting Standards Board issued guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset as has been previous guidance. These costs will continue to be amortized as interest expense using the effective interest method. We have early adopted this ASU and it is reflected in our consolidated financial statements.

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2015:

(IN MILLIONS)	Weighted Interest Rate	Carrying Amount
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.29% ) due 2019		$1,455
$500 million Senior secured term loan (LIBOR based variable rate of 2.54% ) due 2017		492
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.29% ) due 2021		1,080
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.82%) due 2021		305
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		164
Total senior secured credit facilities (with weighted average interest rate)	2.78%	$3,496

$800 million 4.50% senior debenture loan due 2020		792
$625 million 5.50% senior debenture loan due 2021		617
$2,300 million 5.00% senior debenture loan due 2022		2,284
Total debenture loans (with weighted average interest rate)	5.22%	$3,693
Other loans		7
Total long-term debt	4.04%	$7,196
Capital lease and other financing obligations		142
Total debt and other financing arrangements		$7,338
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		310
Non-current portion of long-term debt and capital lease and other financing obligations		$7,028

Term Loan Facilities

In August 2006, certain of our subsidiaries entered into the Senior Secured Credit Agreement that was amended and restated in June 2009, February 2012, February 2013 and April 2014 in the current form of the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Senior Secured Credit Agreement provides for term loan facilities as shown in the table above.

Obligations under the Credit Agreement are guaranteed by TNC B.V., substantially all of the wholly-owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the Credit Agreement.

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $5.2 billion at December 31, 2015. In addition, these entities are required to maintain a maximum total leverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00. Neither we nor TNC B.V. is currently bound by any financial or negative covenants contained in the Credit Agreement. The Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of December 31, 2015, we were in full compliance with the financial covenant described above.

Pursuant to our Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2015, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2015 results, and although we do not expect to be required to issue any mandatory repayments in 2016 or beyond, it is uncertain at this time if any such payments will be required in future periods.

Revolving Credit Facility

The Credit Agreement, also contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. The existing revolving credit facility has commitments of $575 million with a final maturity of April 2019.

The senior secured revolving credit facility is provided under the Credit Agreement and so contains covenants and restrictions as noted under the “Term loan facilities” section above. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Credit Agreement and Senior Secured Loan Agreement.

As of December 31, 2015, we had $164 million of borrowings outstanding and outstanding letters of credit of $7 million.  As of December 31, 2014, we had $280 million of borrowings outstanding and outstanding letters of credit of $6 million. As of December 31, 2015, we had $404 million available for borrowing under the revolving credit facility.

Debenture Loans

The indentures governing certain of our debenture loans limit the majority of our subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by Nielsen Holdings plc, substantially all of the wholly owned U.S. subsidiaries of Nielsen Holdings plc, and certain of the non-U.S. wholly-owned subsidiaries of Nielsen Holdings plc.

In February 2015, we completed the issuance of $750 million in aggregate principal amount of 5.00% Senior Notes due 2022. The notes are traded interchangeably with the $750 million and the $800 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014 and July 2014, respectively.  The proceeds from the issuance are being used to make repurchases of our outstanding common stock from time to time, in the open market or otherwise, pursuant to our existing share repurchase program, to reduce outstanding amounts under our revolving credit facility, to pay related fees and expenses, and for general corporate purposes.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividend policy by our board of directors, under which we have paid $408 million and $356 million in cash dividends during the years ended December 31, 2015 and 2014, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on our common stock during 2014 and 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28

On February 18, 2016, our Board declared a cash dividend of $0.28 per share on our common stock.  The dividend is payable on March 17, 2016 to stockholders of record at the close of business on March 3, 2016.

Our Board approved a share repurchase program, as included in the below table, for up to $2 billion of our outstanding common stock. The primary purpose of the program is to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	1,000
December 11, 2015	500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans are made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at our Annual General Meeting of Shareholders held in 2014 and 2015.

As of December 31, 2015, there have been 25,762,411 shares of our common stock purchased at an average price of $44.43 per share (total consideration of approximately $1,144 million) under this program.

The following table provides a summary of share repurchase program activity through December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2014	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
July 1-31	1,310,000	$45.37	1,310,000	$643,345,777
August 1-31	1,853,142	$47.25	1,853,142	$555,793,238
September 1-30	553,756	$47.39	553,756	$529,551,668
October 1-31	1,276,829	$46.95	1,276,829	$469,601,614
November 1-30	1,141,708	$47.75	1,141,708	$415,084,736
December 1-31	1,281,414	$46.50	1,281,414	$855,495,985
Total	25,762,411	$44.43	25,762,411

Cash Flows 2015 versus 2014

Operating activities. Net cash provided by operating activities was $1,179 million for the year ended December 31, 2015, compared to $1,093 million for the year ended December 31, 2014. This increase was driven by the Adjusted EBITDA performance described above, and improved working capital performance on the timing of customer and vendor payments. Our key collections performance measure, days billing outstanding (DBO), was flat for the year ended December 31, 2015 compared to a 1 day increase for the year ended December 31, 2014.

Investing activities. Net cash used in investing activities was $581 million for the year ended December 31, 2015, compared to $732 million for the year ended December 31, 2014. The primary driver for the decrease was driven by decreased acquisition payments during the year ended December 31, 2015, as compared to the same period as 2014 and, proceeds received from the sale of an equity investment and a subsidiary during the year ended December 31, 2015.

Financing activities. Net cash used in financing activities was $462 million for the year ended December 31, 2015, compared to $585 million for the year ended December 31, 2014. The decrease in cash used in financing activities is primarily due to decreased net proceeds from the issuance and repayment of debt during the year ended December 31, 2015 as compared to the same period of 2014, partially offset by the higher share repurchasing and dividend payments, as described in the “Dividends and Share Repurchase Program” section above, during the year ended December 31, 2015 as compared to the same period of 2014.

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

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $408 million, $412 million and $374 million in 2015, 2014 and 2013, respectively. In addition, the Company received $7 million of proceeds from the sale of certain property, plant and equipment.

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

At December 31, 2015, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $495 million of unrecognized tax benefits (which includes interest and penalties of $34 million) have been excluded from the contractual obligations table below. See Note 14 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2016	2017	2018	2019	2020	Thereafter
Capital lease obligations(a)	$181	$38	$36	$29	$19	$13	$46
Operating leases(b)	321	84	69	55	40	25	48
Other contractual obligations(c)	521	358	94	48	13	7	1
Long-term debt, including current portion(a)	7,196	277	632	202	1,033	806	4,246
Interest(d)	1,523	296	275	262	239	228	223
Pension fund obligations(e)	27	27	—	—	—	—	—
Total	$9,769	$1,080	$1,106	$596	$1,344	$1,079	$4,564

(a)

Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 11 – “Long-Term Debt and Other Financing Arrangements” – to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 16 – “Commitments and Contingencies” – to our consolidated financial statements.
(c)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments as of December 31, 2015 under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy our obligations. As of December 31, 2015, the remaining TCS commitment was approximately $168 million.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2015.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $25 million, $35 million and $51 million during 2015, 2014 and 2013, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2016. See Note 10 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2015, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $7 million at December 31, 2015.

Nielsen Foundation, Inc.

In November 2015, we established the Nielsen Foundation, Inc. (the “Foundation”) for charitable, educational, scientific, and literary purposes including the making of distributions to organizations that qualify as tax exempt organizations under section 501(c)(3) of the Internal Revenue Code. The assets and transactions of the Foundation are not included in our consolidated financial statements. Donations to the Foundation are expensed when committed by us. In December 2015, our board of directors approved an unconditional donation of $36 million to the Foundation, which was recorded in selling, general and administrative expenses in the consolidated statement of operations.

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

Summary of Recent Accounting Pronouncements

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. We are currently assessing the impact of the adoption of this ASU will have on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued an ASU, “Simplifying the Presentation of Debt Issuance Costs”. The new standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. We have early adopted this ASU and retrospectively adjusted prior period amounts to conform to the current year presentation. The retrospective application of this ASU resulted in a reclassification of $8 million from prepaid expenses and other current assets and $42 million from other non-current assets to current portion of long-term debt, capital lease obligations and short-term borrowings and long-term debt and capital lease obligations in our consolidated balance sheet for the year ended December 31, 2014.

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The FASB has approved a one year deferral of this standard and is now effective for annual periods beginning after December 15, 2017.  We are currently assessing the impact of the adoption of this ASU will have on our consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard as of December 31, 2015, resulting in a reclassification of our current deferred tax assets and liabilities to the non-current deferred tax assets and liabilities in our consolidated balance sheet.  Prior periods in our consolidated financial statements were not retrospectively adjusted.

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

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. For the years ended December 31, 2015 and 2014, we recorded a net gain of $2 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our consolidated statements of operations. We had foreign currency derivative financial instruments outstanding with an immaterial fair value as of December 31, 2015 and no foreign currency derivative instruments outstanding as of December 31, 2014. The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2015 and 2014:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2015
Revenues	60%	9%	31%
Operating costs	57%	10%	33%
Year ended December 31, 2014
Revenues	56%	11%	33%
Operating costs	53%	11%	36%

Based on the year ended December 31, 2015, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $5 million annually, with an immaterial impact on operating income.

We have operations in both the Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan bolivars. Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and, accordingly, the local currency transactions have been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

Since early 2013, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by us for the conversion of Venezuelan bolivars into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

In February 2013, the official exchange rate was moved from 4.30 to 6.30 bolivars to U.S. dollars and the regulated System of Transactions with Securities in Foreign Currency market was suspended.

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

Due to the lack of access to the SICAD I auction system throughout the remainder of 2014, as of December 31, 2014 we decided it was more likely that we would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as SICAD II was created to provide a more open mechanism that was designed to permit any company to request U.S. dollars for any purpose.  At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar.  As a result of the changes in exchange rate assumptions, we recorded a pre-tax charge of $32 million for the fourth quarter of 2014 and a total of $52 million for the year ended December 31, 2014.

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). We currently expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At December 31, 2015, the SIMADI exchange rate was 198.7 bolivars to the U.S. dollar.  As a result of this change, we recorded a pre-tax charge of $8 million during the year ended December 31, 2015.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances.  Total net monetary assets in U.S. dollars at the December 31, 2015 SIMADI rate totaled $3 million.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2015, we had $3,496 million of floating-rate debt under our senior secured credit facilities, of which $2,325 million (excluding $550 million of forward interest swaps effective after December 31, 2015) was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $12 million ($35 million without giving effect to any of our interest rate swaps).

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

Nielsen Holdings plc

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2015.

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

February 19, 2016

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board and Stockholders

of Nielsen Holdings plc

We have audited Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nielsen Holdings plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Nielsen Holdings plc’s internal control over financial reporting based on our audit.

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

In our opinion, Nielsen Holding plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nielsen Holding plc as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of Nielsen Holdings plc and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board and Stockholders

of Nielsen Holdings plc

We have audited the accompanying consolidated balance sheets of Nielsen Holdings plc as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of Nielsen Holdings plc’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nielsen Holdings plc at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 19, 2016

Nielsen Holdings plc

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2015	2014	2013
Revenues	$6,172	$6,288	$5,703
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,539	2,620	2,398
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,915	1,917	1,815
Depreciation and amortization	574	573	510
Restructuring charges	51	89	119
Operating income	1,093	1,089	861
Interest income	4	3	2
Interest expense	(311)	(300)	(309)
Foreign currency exchange transaction losses, net	(31)	(71)	(25)
Other income/(expense), net	206	(100)	(9)
Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	961	621	520
Provision for income taxes	(383)	(236)	(91)
Equity in net (loss)/income of affiliates	(3)	(4)	2
Income from continuing operations	575	381	431
Income from discontinued operations, net of tax	—	—	305
Net income	575	381	736
Net income/(loss) attributable to noncontrolling interests	5	(3)	(4)
Net income attributable to Nielsen stockholders	$570	$384	$740
Net income per share of common stock, basic
Income from continuing operations	$1.55	$1.01	$1.16
Discontinued operations, net of tax	—	—	0.81
Net income attributable to Nielsen stockholders	$1.55	$1.01	$1.97
Net income per share of common stock, diluted
Income from continuing operations	$1.54	$1.00	$1.14
Discontinued operations, net of tax	—	—	0.80
Net income attributable to Nielsen stockholders	$1.54	$1.00	$1.94
Weighted-average shares of common stock outstanding, basic	366,996,788	379,333,037	375,797,629
Dilutive shares of common stock	3,961,016	5,038,415	5,130,337
Weighted-average shares of common stock outstanding, diluted	370,957,804	384,371,452	380,927,966
Dividends declared per common share	$1.09	$0.95	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Net income	$575	$381	$736
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(357)	(301)	(99)
Available for sale securities (1)	(19)	10	9
Changes in the fair value of cash flow hedges (2)	(1)	3	8
Defined benefit pension plan adjustments (3)	87	(109)	30
Total other comprehensive loss	(290)	(397)	(52)
Total comprehensive income/(loss)	285	(16)	684
Less: comprehensive loss attributable to noncontrolling interests	(3)	(10)	(2)
Total comprehensive income/(loss) attributable to Nielsen stockholders	$288	$(6)	$686

(1)	Net of tax of $13 million, $(7) million and $6 million for the year ended December 31, 2015, 2014 and 2013 respectively.

(2)	Net of tax of $1 million, $(2) million and $5 million for the year ended December 31, 2015, 2014 and 2013 respectively.

(3)	Net of tax of $(10) million, $32 million and $18 million for the year ended December 31, 2015, 2014 and 2013 respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings plc

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2015	2014
Assets:
Current assets
Cash and cash equivalents	$357	$273
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 and $29 as of December 31, 2015 and 2014, respectively	1,235	1,241
Prepaid expenses and other current assets	316	497
Total current assets	1,908	2,011
Non-current assets
Property, plant and equipment, net	490	533
Goodwill	7,783	7,671
Other intangible assets, net	4,772	4,715
Deferred tax assets	78	83
Other non-current assets	272	313
Total assets	$15,303	$15,326
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,013	$1,035
Deferred revenues	322	304
Income tax liabilities	42	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	310	393
Total current liabilities	1,687	1,794
Non-current liabilities—
Long-term debt and capital lease obligations	7,028	6,419
Deferred tax liabilities	1,074	1,025
Other non-current liabilities	887	955
Total liabilities	10,676	10,193
Commitments and contingencies (Note 16)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 362,338,369 and 382,622,922 shares issued and 362,338,369 and 372,757,598 shares outstanding at December 31, 2015 and 2014, respectively	32	32
Additional paid-in capital	5,119	6,344
Treasury stock, at cost	—	(415)
Retained earnings/(accumulated deficit)	341	(128)
Accumulated other comprehensive loss, net of income taxes	(1,059)	(777)
Total Nielsen stockholders’ equity	4,433	5,056
Noncontrolling interests	194	77
Total equity	4,627	5,133
Total liabilities and equity	$15,303	$15,326

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Operating Activities
Net income	$575	$381	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	48	47	47
Excess tax benefits from stock-based compensation	(30)	—	—
Gain on sale of discontinued operations	—	—	(290)
Deferred income taxes	213	105	(107)
Currency exchange rate differences on financial transactions and other (gains)/losses	(167)	174	40
Equity in net loss/(income) of affiliates, net of dividends received	4	5	2
Depreciation and amortization	574	573	521
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(35)	(93)	(84)
Prepaid expenses and other current assets	(63)	(76)	21
Accounts payable and other current liabilities and deferred revenues	36	(4)	(55)
Other non-current liabilities	(2)	(2)	(6)
Interest payable	15	6	13
Income taxes	11	(23)	63
Net cash provided by operating activities	1,179	1,093	901
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(246)	(314)	(1,249)
Proceeds from the sale of subsidiaries and affiliates, net	30	(6)	935
Additions to property, plant and equipment and other assets	(134)	(163)	(130)
Additions to intangible assets	(274)	(249)	(244)
Proceeds from the sale of property, plant and equipment and other assets	7	—	—
Other investing activities	36	—	1
Net cash used in investing activities	(581)	(732)	(687)
Financing Activities
Net (payments)/borrowings under revolving credit facility	(116)	280	—
Proceeds from issuances of debt, net of issuance costs	746	4,544	2,485
Repayment of debt	(98)	(4,598)	(2,171)
Decrease in other short-term borrowings	—	—	(5)
Cash dividends paid to stockholders	(408)	(356)	(265)
Repurchase of common stock	(667)	(466)	(11)
Proceeds from exercise of stock options	72	103	85
Excess tax benefits from stock-based compensation	30	—	—
Other financing activities	(21)	(92)	(35)
Net cash (used in)/provided by financing activities	(462)	(585)	83
Effect of exchange-rate changes on cash and cash equivalents	(52)	(67)	(21)
Net increase/(decrease) in cash and cash equivalents	84	(291)	276
Cash and cash equivalents at beginning of period	273	564	288
Cash and cash equivalents at end of period	$357	$273	$564
Supplemental Cash Flow Information
Cash paid for income taxes	$(159)	$(154)	$(147)
Cash paid for interest, net of amounts capitalized	$(296)	$(294)	$(304)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income
					(Loss), Net
									Total
			Additional		Currency	Available	Cash	Post	Nielsen
	Common	Treasury	Paid-in	Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Stock	Capital	Deficit	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2012	$30	$(4)	$6,489	$(1,252)	$(23)	$—	$(13)	$(297)	$4,930	$48	$4,978
Net income	—	—	—	740	—	—	—	—	740	(4)	736
Currency translation adjustments	—	—	—	—	(101)	—	—	—	(101)	2	(99)
Unrealized loss on pension liability, net of tax of $18	—	—	—	—	—	—	—	30	30	—	30
Unrealized loss on available for sale securities, net of $6	—	—	—	—	—	9	—	—	9	—	9
Cash flow hedges, net of tax of $5	—	—	—	—	—	—	8	—	8	—	8
Divestiture of an interest in a consolidated subsidiary	—	—	(29)	—	—	—	—	—	(29)	31	2
Noncontrolling interest in a newly consolidated subsidiary	—	—	—	—	—	—	—	—	—	1	1
Dividends to stockholders	—	—	(271)	—	—	—	—	—	(271)	—	(271)
Shares of common stock issued in business combinations	—	2	1	—	—	—	—	—	3	—	3
Exercise of stock options	1	—	85	—	—	—	—	—	86	—	86
Repurchase of common stock	—	(11)	—	—	—	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	47	—	—	—	—	—	47	—	47
Conversion of mandatorily convertible bonds to shares	1	—	287	—	—	—	—	—	288	—	288
Balance, December 31, 2013	$32	$(13)	$6,609	$(512)	$(124)	9	$(5)	$(267)	$5,729	$78	$5,807

					Accumulated Other Comprehensive Income
					(Loss), Net
									Total
			Additional		Currency	Available	Cash	Post	Nielsen
	Common	Treasury	Paid-in	Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Stock	Capital	Deficit	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2013	$32	$(13)	$6,609	$(512)	$(124)	9	$(5)	$(267)	$5,729	$78	$5,807
Net income	—	—	—	384	—	—	—	—	384	(3)	381
Currency translation adjustments	—	—	—	—	(294)	—	—	—	(294)	(7)	(301)
Unrealized loss on pension liability, net of tax of $32	—	—	—	—	—	—	—	(109)	(109)	—	(109)
Unrealized gain on available for sale securities, net of tax of $(7)	—	—	—	—	—	10	—	—	10	—	10
Cash flow hedges, net of tax of $(2)	—	—	—	—	—	—	3	—	3	—	3
Divestiture of an interest in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	(1)	(1)
Noncontrolling interest in a newly consolidated subsidiary	—	—	—	—	—	—	—	—	—	11	11
Dividends to stockholders	—	—	(359)	—	—	—	—	—	(359)	(1)	(360)
Shares of common stock issued in business combinations	—	1	2	—	—	—	—	—	3	—	3
Exercise of stock options	—	63	45	—	—	—	—	—	108	—	108
Repurchase of common stock	—	(466)	—	—	—	—	—	—	(466)	—	(466)
Stock-based compensation expense	—	—	47	—	—	—	—	—	47	—	47
Balance, December 31, 2014	$32	$(415)	$6,344	$(128)	$(418)	$19	$(2)	$(376)	$5,056	$77	$5,133

					Accumulated Other Comprehensive Income
					(Loss), Net
				Retained					Total
			Additional	Earnings	Currency	Available	Cash	Post	Nielsen
	Common	Treasury	Paid-in	(Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Stock	Capital	Deficit)	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2014	$32	$(415)	$6,344	$(128)	$(418)	$19	$(2)	$(376)	$5,056	$77	$5,133
Net income	—	—	—	570	—	—	—	—	570	5	575
Currency translation adjustments	—	—	—	—	(349)	—	—	—	(349)	(8)	(357)
Unrealized loss on pension liability, net of tax of $(10)	—	—	—	—	—	—	—	87	87	—	87
Realized gain on available for sale securities, net of tax of $13	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Cash flow hedges, net of tax of $1	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Capital contribution by non- controlling partner	—	—	—	—	—	—	—	—	—	3	3
(Divestiture)/acquisition of an interest in a consolidated subsidiary	—	—	(1)	—	—	—	—	—	(1)	117	116
Dividends to stockholders	—	—	(297)	(101)	—	—	—	—	(398)	—	(398)
Shares of common stock issued in business combinations	—	—	2	—	—	—	—	—	2	—	2
Exercise of stock options	—	78	(3)	—	—	—	—	—	75	—	75
Excess tax benefit from stock based compensation		—	30	—	—	—	—	—	30	—	30
Repurchase of common stock	—	(467)	(200)	—	—	—	—	—	(667)	—	(667)
Equity conversion		804	(804)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	48	—	—	—	—	—	48	—	48
Balance, December 31, 2015	$32	$—	$5,119	$341	$(767)	$—	$(3)	$(289)	$4,433	$194	$4,627

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holding plc

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

On May 17, 2006, Nielsen Holdings plc (the “Company” or “Nielsen”), formerly known as Nielsen N.V., Nielsen Holdings N.V., Valcon Acquisition Holding B.V. and Nielsen Holdings B.V., was purchased by a consortium of private equity firms (collectively, the “Sponsors”), as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à.r.l. (“Luxco”). On May 24, 2006, the Nielsen Company B.V. (“TNC B.V.”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of the Company (herein referred to as the “Valcon Acquisition”). On January 31, 2011, Nielsen completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share. Nielsen’s common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” As of December 31, 2015, the Sponsors that held equity interests in Nielsen at the time of the January 2011 initial public offering had disposed of such interests.

On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publically traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger. Due to the fact that the Merger was a business combination between entities under common control, the exchange of assets and liabilities were made at carrying value. Therefore, there were no direct accounting implications in the Company’s consolidated financial statements.

Nielsen, together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reportable segments: what consumers buy (“Buy”), what consumers watch and listen to (“Watch”). Nielsen has a presence in more than 100 countries, with its headquarters located in Oxford, the United Kingdom and New York, USA. See Note 17 – “Segments” for a discussion of the Company’s reportable segments.

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements “Discontinued Operations.” The Company has evaluated events occurring subsequent to December 31, 2015 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Nielsen has operations in both the Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes (“bolivars”). Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and, accordingly, the local currency transactions have been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

Since early 2013, there have been a number of changes in the foreign exchange regime in Venezuela that have impacted the conversion rates used by the Company for the conversion of Venezuelan bolivars into U.S. Dollars in its financial statements, resulting in foreign currency exchange transaction losses in the consolidated statement of operations, reflecting the write-down of monetary assets and liabilities in our Venezuelan operations.

In February 2013, the official exchange rate was moved from 4.30 to 6.30 bolivars to the U.S. dollar and the regulated System of Transactions with Securities in Foreign Currency market was suspended.

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

Due to the lack of access to the SICAD I auction system throughout the remainder of 2014, as of December 31, 2014 the Company decided it was more likely that it would be able to gain access to U.S. dollars through the SICAD II mechanism to settle transactions conducted by the Company in Venezuela as SICAD II was created to provide a more open mechanism that was designed to permit any company to request U.S. dollars for any purpose.  At December 31, 2014, the SICAD II exchange rate was 50.0 bolivars to the U.S. dollar.  As a result of the changes in exchange rate assumptions, Nielsen recorded a pre-tax charge of $32 million for the fourth quarter 2014 and a total of $52 million for the year ended December 31, 2014.

On February 12, 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market mechanism (“SIMADI”). Nielsen currently expects to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At December 31, 2015, the SIMADI exchange rate was 198.7 bolivars to the U.S. dollar.  As a result of this change, Nielsen has recorded a pre-tax charge of $8 million during the year ended December 31, 2015.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.  Total net monetary assets in U.S. dollars at the December 31, 2015 SIMADI rate totaled $3 million.

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

Deferred Costs

Incremental direct costs incurred related to establishing or significantly expanding a panel in a designated market and costs incurred to build the infrastructure to service new clients, are deferred at the point when Nielsen determines them to be recoverable. Prior to this point, these cost are expensed as incurred. These deferred costs are typically amortized through cost of revenues over the original contract period beginning when the panel or infrastructure to service new clients is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with marketing/media research services. Advertising and marketing costs totaled $19 million, for each of the years ended December 31, 2015, 2014 and 2013.

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

The effect of 1,593,807, 2,437,100 and 2,433,400 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, as such shares would have been anti-dilutive.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying consolidated statements of comprehensive income/(loss) and consists of net income and other gains and losses, net of tax affecting equity that are excluded from net income.

Accounts Receivable

During the year ended December 31, 2015, the Company sold $50 million of accounts receivables to a third party and recorded an immaterial loss on the sale to interest expense, net in the consolidated statement of operations. The sale was accounted for as a true sale, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $50 million from the sale were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

Other Significant Accounting Policies

The following table includes other significant accounting policies that are described in other notes to the financial statements, including the related note:

Significant Accounting Policy	Note
Investments	8
Financial Instruments	8
Derivative Financial Instruments	8
Goodwill and Other Intangible Assets	5
Property, Plant and Equipment	7
Impairment of Long-Lived Assets	5&7
Pensions and Other Post Retirement Benefits	10
Stock-Based Compensation	13
Income Taxes	14

2. Summary of Recent Accounting Pronouncements

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued an ASU, “Simplifying the Presentation of Debt Issuance Costs”. The new standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015; however, early adoption is permitted.  The Company elected to early adopt this ASU and retrospectively adjusted prior period amounts to conform to the current year presentation. The retrospective application of this ASU resulted in a reclassification of $8 million from prepaid expenses and other current assets and $42 million from other non-current assets to current portion of long-term debt, capital lease obligations and short-term borrowings and long-term debt and capital lease obligations in the consolidated balance sheet for the year ended December 31, 2014.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. Nielsen elected to prospectively adopt the accounting standard as of December 31, 2015, resulting in a reclassification of Nielsen’s current deferred tax assets and liabilities to the non-current deferred tax assets and liabilities in Nielsen’s consolidated balance sheet.  Prior periods in Nielsen’s consolidated financial statements were not retrospectively adjusted.

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The FASB has approved a one year deferral of this standard and is now effective for annual periods beginning after December 15, 2017. Nielsen is currently assessing the impact of the adoption of this ASU will have on our consolidated financial statements.

3. Business Acquisitions

Arbitron Inc.

On September 30, 2013 (the “Acquisition Date”), Nielsen completed the acquisition of Arbitron Inc., an international media and marketing research firm (“Arbitron”), through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion (the “Acquisition”). Arbitron has helped Nielsen better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home and Nielsen’s global distribution footprint has helped expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, Nielsen has further expanded its Watch segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

As a part of the Acquisition, Nielsen acquired the remaining 49.5% interest in Scarborough Research, a joint venture between Nielsen and Arbitron (“Scarborough”) that Nielsen historically accounted for under the equity method of accounting. Nielsen accounted for this transaction as a step-acquisition and calculated the fair value of its investment immediately before the acquisition to be $75 million. As a result, during the third quarter of 2013, Nielsen recorded a $24 million gain on its investment in Scarborough to other income/(expense), net in the consolidated statement of operations. As of October 1, 2013, the financial results of Scarborough were included within the consolidated financial statements of Nielsen.

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

The following unaudited pro forma information presents the consolidated results of operations of the Company and Arbitron for the year ended December 31, 2013 as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	2013
Revenues	$6,058
Income from continuing operations	$497

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

Other Acquisitions

For the year ended December 31, 2015, Nielsen paid cash consideration of $246 million associated with both current period and previously executed acquisitions, net of cash acquired. Included in this amount is $45 million for an additional 13.5% interest in Nielsen Catalina Solutions (“NCS”), a joint venture between us and Catalina that we historically accounted for under the equity method of accounting. As part of this transaction Nielsen gained control of NCS and, as such accounted for it as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $161 million. The fair value of the investment was calculated by an income approach using a discounted cash flow analysis, which requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flows. As a result, during the fourth quarter of 2015, Nielsen recorded a $158 million gain on the investment in NCS to other income, net in the consolidated statement of operations. Commencing October 1, 2015, NCS was reflected as a consolidated subsidiary within Nielsen’s consolidated financial statements. Had these current period’s acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

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

4. Discontinued Operations and Other Dispositions

In November 2015, Nielsen completed the sale of the National Research Group, Inc., a leader in providing market research to movie studios within our Watch segment, for total cash consideration of $34 million and recorded an $18 million gain on the sale to other income/(expense), net in the consolidated statement of operations. The disposition did not qualify to be classified as discontinued operations.

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

Summarized results of operations for discontinued operations for the years ended December 31, 2015, 2014 and 2013 are as follows:

(IN MILLIONS)	2015	2014	2013
Revenue	$—	$15	$103
Operating income	—	—	35
Interest expense	—	—	(8)
Income from operations before income taxes	—	—	27
Provision for income taxes	—	—	(12)
Income from operations	—	—	15
Net income/(loss) attributable to noncontrolling interests	—	—	—
Gain on sale, net of tax	—	—	290
Income from discontinued operations	$—	$—	$305

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the years ended December 31, 2015, 2014 and 2013, interest expense of zero, zero and $8 million, respectively was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013:

(IN MILLIONS)	2015	2014	2013
Net cash provided by operating activities	$—	$—	$36
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	—	—	—
	$—	$—	$36

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

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and 2014, respectively.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2013	$3,005	$4,679	$7,684
Acquisitions, divestitures and other adjustments	202	4	206
Effect of foreign currency translation	(193)	(26)	(219)
Balance, December 31, 2014	$3,014	$4,657	$7,671
Acquisitions, divestitures and other adjustments	4	361	365
Effect of foreign currency translation	(229)	(24)	(253)
Balance, December 31, 2015	$2,789	$4,994	$7,783
Cumulative Impairments	$-	$376	$376

At December 31, 2015, $62 million of goodwill is expected to be deductible for income tax purposes.

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

The table below summarizes the carrying value of such intangible assets and their estimated useful lives:

			Gross Amounts		Accumulated Amortization
	Estimated	Weighted	December 31,	December 31,	December 31,	December 31,
(IN MILLIONS)	Useful Lives	Average	2015	2014	2015	2014
Indefinite-lived intangibles:
Trade names and trademarks			$1,921	$1,921	$-	$-
Amortized intangibles:
Trade names and trademarks	5-20 years	14 years	167	166	(84)	(68)
Customer-related intangibles	6-25 years	21 years	3,013	2,938	(1,193)	(1,054)
Covenants-not-to-compete	1-7 years	3 years	37	36	(35)	(30)
Computer software	3-10 years	5 years	1,919	1,935	(1,055)	(1,157)
Patents and other	3-10 years	6 years	168	105	(86)	(77)
Total			$5,304	$5,180	$(2,453)	$(2,386)

The amortization expense for the years ended December 31, 2015, 2014 and 2013 was $408 million, $404 million and $324 million, respectively. These amounts include amortization expense associated with computer software of $219 million, $217 million and $171 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company’s 2015, 2014 and 2013 annual assessments did not result in an impairment for any of its underlying reporting units or indefinite-lived intangible assets.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2016	$429
2017	397
2018	353
2019	269
2020	238
Thereafter	1,165
Total	$2,851

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the years ended December 31, 2015 and 2014, respectively.

	Currency	Available-
	Translation	for-Sale		Post Employment
(IN MILLIONS)	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(357)	—	(8)	60	(305)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	(19)	7	27	15
Net current period other comprehensive (loss)/income	(357)	(19)	(1)	87	(290)
Net current period other comprehensive loss attributable to noncontrolling interest	(8)	—	—	—	(8)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(349)	(19)	(1)	87	(282)
Balance December 31, 2015	$(767)	$—	$(3)	$(289)	$(1,059)

	Currency	Available-
	Translation	for-Sale		Post Employment
(IN MILLIONS)	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
Balance December 31, 2013	$(124)	$9	$(5)	$(267)	$(387)
Other comprehensive (loss)/income before reclassifications	(301)	10	(6)	(123)	(420)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	9	14	23
Net current period other comprehensive (loss)/income	(301)	10	3	(109)	(397)
Net current period other comprehensive loss attributable to noncontrolling interest	(7)	—	—	—	(7)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(294)	10	3	(109)	(390)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the years ended December 31, 2015 and 2014, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated Other Comprehensive			Affected Line Item in the
	Year Ended December 31,		Consolidated
Income components	2015	2014	Statement of Operations
Available for sale securities
	$(32)	$—	Other income
	13	—	Provision for income taxes
	$(19)	$—	Total, net of tax
Cash flow hedges
Interest rate contracts	$12	$15	Interest expense
	(5)	(6)	Benefit for income taxes
	$7	$9	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$37	$19	(a)
	(10)	(5)	Benefit for income taxes
	$27	$14	Total, net of tax
Total reclassification for the period	$15	$23	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

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

The following tables summaries the carrying value of our property, plant and equipment including the associated useful lives:

	Estimated	December 31,	December 31,
(IN MILLIONS)	Useful Life	2015	2014
Land and buildings	25-50 years	$337	$352
Information and communication equipment	3-10 years	825	908
Furniture, equipment and other	3-10 years	108	119
		1,270	1,379
Less accumulated depreciation and amortization		(780)	(846)
		$490	$533

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $160 million, $162 million and $169 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $23 million, $10 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net book value of assets under capital leases and other financing obligations was $166 million and $147 million as of December 31, 2015 and 2014, respectively. Capital leases and other financing obligations are comprised primarily of buildings and computer equipment.

Gross and net book value of assets under capital leases were as follows:

(IN MILLIONS)	December 31, 2015
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$170	$(63)	$107
Information and communication equipment	100	(41)	59
	$270	$(104)	$166
	December 31, 2014
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$172	$(60)	$112
Information and communication equipment	56	(21)	35
	$228	$(81)	$147

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

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) net, until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for the years ended December 31, 2015, 2014 and 2013.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31,
(IN MILLIONS)	2015	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (2)	30	30	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$32	$32	$—	—
Liabilities:
Interest rate swap arrangements (4)	$6	—	$6	—
Deferred compensation liabilities (5)	30	30	—	—
Total	$36	$30	$6	—

	December 31,
	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$45	$45	—	—
Plan assets for deferred compensation (2)	28	28	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	1	—	1	—
Total	$76	$75	1	—
Liabilities:
Interest rate swap arrangements (4)	$6	—	$6	—
Deferred compensation liabilities (5)	28	28	—	—
Total	$34	$28	$6	—

(1)

Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for these available-for-sale securities during the years ended December 31, 2015 or 2014. During the year ended December 31, 2015, the Company sold its investment in equity securities for total cash proceeds of $44 million and recorded a gain of $30 million in other income/(expense), net in the consolidated statement of operations.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2015, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

Nielsen expects to recognize approximately $4 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

As of December 31, 2015 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Foreign Currency Exchange Risk

Nielsen has managed its exposure to changes in foreign currency exchange rates attributable to certain of its long-term debt through the use of foreign currency swap derivative instruments. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive loss and recognized contemporaneously with the earnings effects of the hedged item. During the years ended December 31, 2015 and 2014, Nielsen recorded a net gain of $2 million and zero respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in Nielsen’s consolidated statements of operations.  Nielsen had foreign currency derivative financial instruments outstanding with an immaterial fair value as of December 31, 2015 and no foreign currency derivative instruments outstanding as of December 31, 2014.

See Note 11 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015		December 31, 2014
	Accounts Payable			Accounts Payable
Derivatives Designated as Hedging Instruments	and Other Current	Other Non- Current	Other Non-	and Other Current	Other Non- Current
(IN MILLIONS)	Liabilities	Liabilities	Current Assets	Liabilities	Liabilities
Interest rate swaps	$1	$5	$1	$4	$2

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2015, 2014 and 2013 was as follows (amounts in millions):

	Amount of Loss				Amount of Loss
	Recognized in OCI			Location of Loss	Reclassified from OCI
	on Derivatives			Reclassified from OCI	into Income
Derivatives in Cash Flow	(Effective Portion)			into Income	(Effective Portion)
Hedging Relationships	December 31,			(Effective Portion)	December 31,
(IN MILLIONS)	2015	2014	2013		2015	2014	2013
Interest rate swaps	$14	$10	$4	Interest expense	$12	$15	$16

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

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2015 or 2014.

9. Restructuring Activities

Restructuring charges primarily relate to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when the employee is notified of the offer.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2012	$64
Charges	119
Non cash charges and other adjustments	(4)
Payments	(80)
Balance at December 31, 2013	99
Charges	89
Non cash charges and other adjustments	(3)
Payments	(113)
Balance at December 31, 2014	72
Charges	51
Non cash charges and other adjustments	(8)
Payments	(77)
Balance at December 30, 2015	$38

Of the $38 million in remaining liabilities for restructuring actions, $29 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2015.

Productivity Initiatives

The Company recorded $51 million and $89 million in restructuring charges primarily relating to employee severance associated with productivity initiatives during the years ended December 31, 2015 and 2014, respectively.

The Company recorded $119 million in restructuring charges associated with productivity initiatives during the year ended December 31, 2013. The charges primarily related to employee severance associated with productivity initiatives and contract termination costs.

10. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans (the “Pension Plans”) and post-retirement medical plans for some if its employees in the Netherlands, the United States and other international locations. Pension costs, in respect of defined benefit pension plans, primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets. Differences between this expected return and the actual return on these plan assets and actuarial changes are not recognized in the statement of operations, unless the accumulated differences and changes exceed a certain threshold. Nielsen recognizes obligations for contributions to defined contribution pension plans as expenses in the statement of operations as they are incurred.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $2 million per year. The Company assumed that the weighted-averages of long-term returns on our pension plans was 6.0% for each of the years ended December 31, 2015, 2014 and 2013. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, Nielsen believes it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts.

Effective January 1, 2016, the Company intends to change its approach to calculating the discount rate for its retirement benefit pension plans from a weighted-average yield curve approach to a spot-rate approach. Under the spot-rate approach, the Company will use individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost within net periodic benefit costs. The spot-rate approach will represent a more precise measurement of interest and service cost. The new approach represents a change in accounting estimate that is inseparable from a change in accounting principle and accordingly is accounted for prospectively.

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2015
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$784	$380	$698	$1,862
Service cost	4	—	13	17
Interest cost	14	16	20	50
Plan participants’ contributions	1	—	1	2
Actuarial gains	(53)	(4)	(31)	(88)
Benefits paid	(29)	(12)	(21)	(62)
Expenses paid	(2)	—	(2)	(4)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(3)	(3)
Settlements	—	(46)	(6)	(52)
Effect of foreign currency translation	(80)	—	(52)	(132)
Benefit obligation at end of period	639	334	616	1,589
Change in plan assets
Fair value of plan assets at beginning of period	711	301	562	1,574
Actual return on plan assets	9	(13)	22	18
Employer contributions	5	1	19	25
Plan participants’ contributions	1	—	1	2
Benefits paid	(29)	(12)	(21)	(62)
Expenses paid	(2)	—	(2)	(4)
Premiums paid	—	—	(1)	(1)
Settlements	—	(46)	(6)	(52)
Effect of foreign currency translation	(73)	—	(43)	(116)
Fair value of plan assets at end of period	622	231	531	1,384
Funded status	$(17)	$(103)	$(85)	$(205)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	22	22
Current liabilities	—	(1)	(2)	(3)
Accrued benefit liability included in other non-current liabilities	(17)	(102)	(105)	(224)
Net amount recognized	$(17)	$(103)	$(85)	$(205)
Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss/(gain)	$(54)	$30	$(36)	$(60)
Amortization of prior service costs	—	—	1	1
Settlement loss	—	(14)	(1)	(15)
Amortization of net loss	(8)	(7)	(8)	(23)
Total recognized in other comprehensive income/(loss)	$(62)	$9	$(44)	$(97)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$161	$105	$100	$366

	Year Ended December 31, 2014
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$761	$336	$643	$1,740
Service cost	4	1	14	19
Interest cost	25	16	26	67
Plan participants’ contributions	—	—	2	2
Actuarial losses	137	52	131	320
Benefits paid	(35)	(12)	(22)	(69)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Amendments	(4)	—	—	(4)
Curtailments	—	(1)	—	(1)
Settlements	—	(12)	(29)	(41)
Effect of foreign currency translation	(102)	—	(63)	(165)
Benefit obligation at end of period	784	380	698	1,862
Change in plan assets
Fair value of plan assets at beginning of period	736	298	554	1,588
Actual return on plan assets	90	26	86	202
Employer contributions	11	1	23	35
Plan participants’ contributions	—	—	2	2
Benefits paid	(35)	(12)	(22)	(69)
Expenses paid	(2)	—	(3)	(5)
Premiums paid	—	—	(1)	(1)
Settlements	—	(12)	(29)	(41)
Acquisition	6	—	—	6
Effect of foreign currency translation	(95)	—	(48)	(143)
Fair value of plan assets at end of period	711	301	562	1,574
Funded status	$(73)	$(79)	$(136)	$(288)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	35	35
Current liabilities	—	(1)	(2)	(3)
Accrued benefit liability included in other non-current liabilities	(73)	(78)	(169)	(320)
Net amount recognized	$(73)	$(79)	$(136)	$(288)
Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss/(gain)	$45	$46	$65	$156
Settlement loss	—	(1)	(6)	(7)
Amortization of net loss	(5)	(4)	(3)	(12)
Total recognized in other comprehensive income/(loss)	$40	$41	$56	$137
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$223	$96	$144	$463

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(IN MILLIONS)	2015	2014	2013
Accumulated benefit obligation.	$1,548	$1,803	$1,683

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2015
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$578	$334	$509	$1,421
Accumulated benefit obligation	577	334	470	1,381
Fair value of plan assets	560	231	402	1,193

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2015
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$578	$334	$509	$1,421
Accumulated benefit obligation	577	334	470	1,381
Fair value of plan assets	560	231	402	1,193

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2014
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$784	$380	$590	$1,754
Accumulated benefit obligation	783	380	537	1,700
Fair value of plan assets	711	301	419	1,431

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2014
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$784	$380	$590	$1,754
Accumulated benefit obligation	783	380	537	1,700
Fair value of plan assets	711	301	419	1,431

Net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013, respectively, includes the following components:

	Net Periodic Pension Costs
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Year ended December 31, 2015
Service cost	$4	$—	$13	$17
Interest cost	14	16	20	50
Expected return on plan assets	(30)	(21)	(31)	(82)
Settlement loss recognized	—	14	1	15
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net loss	8	7	8	23
Net periodic pension cost	$(4)	$16	$10	$22
Year ended December 31, 2014
Service cost	$4	$1	$14	$19
Interest cost	25	16	26	67
Expected return on plan assets	(35)	(21)	(35)	(91)
Settlement loss recognized	—	1	6	7
Amortization of net loss	5	4	3	12
Net periodic pension cost	$(1)	1	14	14
Year ended December 31, 2013
Service cost	$4	$—	$15	$19
Interest cost	25	13	24	62
Expected return on plan assets	(34)	(18)	(31)	(83)
Amortization of net loss	6	5	6	17
Net periodic pension cost	$1	$—	$14	$15

The settlement losses of $15 million in 2015 resulted primarily from lump- sum payments to deferred vested participants in the U.S. who elected to cash out their accrued benefit during a special offer. The settlement losses of $7 million in 2014 resulted from annuity purchases for existing retirees in Canada of $5 million, and restructuring actions in Mexico and the U.S. of $1 million, respectively.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2016 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$(7)	$(5)	$(5)	$(17)

Actuarial gains and losses are amortized over the average remaining service lives for plans with active participants, and over the average remaining lives for legacy plans with no active participants.

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Pension benefit obligation:
—discount rate	3.2%	2.8%	4.1%
—rate of compensation increase	1.7%	2.0%	2.1%
Net periodic pension costs:
—discount rate	2.8%	4.1%	3.8%
—rate of compensation increase	2.0%	2.1%	2.1%
—expected long-term return on plan assets	6.0%	6.0%	6.0%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The	United
	Netherlands	States	Other	Total
At December 31, 2015
Equity securities	25%	54%	42%	36%
Fixed income securities	59	45	41	50
Other	16	1	17	14
Total	100%	100%	100%	100%
At December 31, 2014
Equity securities	24%	58%	44%	37%
Fixed income securities	61	33	49	51
Other	15	9	7	12
Total	100%	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2015 was 38% equity securities and 46% long-term interest-earning investments (debt or fixed income securities), and 16% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Other types of investments are primarily insurance contracts.

Assets at fair value (See Note 8 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2015 and 2014 are as follows:

(IN MILLIONS)	December 31, 2015				December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$8	$—	$—	$8	$37	$1	$—	$38
Equity securities – U.S.	25	67	—	92	80	13	—	93
Equity securities – Global.	5	214	—	219	4	292	—	296
Equity securities – non-U.S.	23	169	—	192	29	171	—	200
Real estate	—	—	33	33	—	—	39	39
Corporate bonds	104	410	—	514	111	413	—	524
Debt issued by national, state or local government	54	128	—	182	55	225	—	280
Other	—	14	130	144	—	16	88	104
Total Assets at Fair Value	$219	$1,002	$163	$1,384	316	1,131	$127	$1,574

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2015 and 2014:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2013	$39	$81	$120
Actual return on plan assets:
Investments	4	—	4
Unrealized gains	—	17	17
Effect of foreign currency translation	(4)	(10)	(14)
Balance, end of year December 31, 2014	$39	$88	$127
Actual return on plan assets:
(Sales)/investments	(5)	50	45
Unrealized gains	3	1	4
Effect of foreign currency translation	(4)	(9)	(13)
Balance, end of year December 31, 2015	$33	$130	$163

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

Contributions to the Pension Plans in 2016 are expected to be approximately $7 million for the Dutch plan, $1 million for the U.S. plan and $19 million for other plans.

Estimated future benefit payments are as follows:

	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
For the years ending December 31,
2016	$29	$14	$24	$67
2017	29	14	19	62
2018	30	15	19	64
2019	30	15	20	65
2020	30	16	22	68
2021-2025	149	92	127	368

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $47 million, $45 million and $39 million for the years ended December 31, 2015, 2014 and 2013, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations).  No contributions are made in shares of the Company’s common stock.

11. Long-term Debt and Other Financing Arrangements

The Financial Accounting Standards Board issued guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset as per the previous guidance. These costs will continue to be amortized as interest expense using the effective interest method Prior period results have been adjusted to reflect this presentation. Nielsen has early adopted this ASU and it is reflected in the Company’s consolidated financial statements. This resulted in a reclassification of $8 million from current assets and $42 million from non-current assets to short-term and long-term debt obligations for the year ended December 31, 2014.

Unless otherwise stated, interest rates are as of December 31, 2015.

	December 31, 2015			December 31, 2014
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.29% ) due 2019		$1,455	$1,454		$1,532	$1,533
$500 million Senior secured term loan (LIBOR based variable rate of 2.54% ) due 2017		492	492		497	493
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.29% ) due 2021		1,080	1,082		1,090	1,088
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.82%) due 2021		305	306		343	343
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		164	163		280	274
Total senior secured credit facilities (with weighted-average interest rate)	2.78%	3,496	3,497	2.65%	3,742	3,731
$800 million 4.50% senior debenture loan due 2020		792	808		791	801
$1,550 million 5.00% senior debenture loan due 2022		—	—		1,537	1,554
$625 million 5.50% senior debenture loan due 2021		617	640		616	633
$2,300 million 5.00% senior debenture loan due 2022		2,284	2,270		—	—
Total debenture loans (with weighted-average interest rate)	5.22%	3,693	3,718	5.23%	2,944	2,988
Other loans		7	7		8	8
Total long-term debt	4.04%	7,196	7,222	3.79%	6,694	6,727
Capital lease and other financing obligations		142			118
Total debt and other financing arrangements		7,338			6,812
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		310			393
Non-current portion of long-term debt and capital lease and other financing obligations		$7,028			$6,419

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The carrying value of Nielsen’s long-term debt are denominated in the following currencies:

	December 31,	December 31,
(IN MILLIONS)	2015	2014
U.S. Dollars	$6,891	$6,351
Euro	305	343
	$7,196	$6,694

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2016	$277
2017	$632
2018	$202
2019	$1,033
2020	$806
Thereafter	$4,246
$7,196

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

In February 2013, the Second Amended and Restated Senior Secured Credit Agreement was amended and restated to provide for a new class of term loans (the “Class E Term Loans”) in an aggregate principal amount of $2,532 million and €289 million, the proceeds of which were used to repay or replace in full a like amount of the Company’s existing Class A Term Loans maturing August 9, 2013, Class B Term Loans maturing May 1, 2016 and Class C Term Loans maturing May 1, 2016. As a result of this transaction, the Company recorded a charge of $12 million primarily related to the write-off of previously capitalized debt financing fees associated with the Class A, B and C term loans to other income/(expense), net in the consolidated statement of operations.

In April 2014, the Company entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes (see “Debenture Loans” below), were used to repay and replace the Company’s existing Class D Term Loans maturing in February 2017 and the Class E Term Loans maturing in May 2016. Further in May 2014, the Company completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, the Company recorded a pre-tax charge of $45 million during 2014 to other income/(expense), net in the consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized debt financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

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

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen. Such restricted net assets amounted to approximately $5.2 billion at December 31, 2015. In addition, these entities are required to maintain a maximum total leverage ratio. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contain certain customary affirmative covenants and events of default.

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

As of December 31, 2015 and 2014, the Company had $164 million and $280 million borrowings outstanding respectively, and had outstanding letters of credit of $7 million and $6 million, respectively. As of December 31, 2015, the Company had $404 million available for borrowing under the revolving credit facility.

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

In February 2015, Nielsen completed the issuance of $750 million aggregate principal amount of their 5.0% Senior Notes due 2022. The notes are traded interchangeably with the $750 million and the $800 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014 and July 2014, respectively.  The proceeds from the issuances have been used to make repurchases of Nielsen’s outstanding common stock from time to time, in the open market or otherwise, pursuant to Nielsen’s existing share repurchase program, to reduce outstanding amounts under its revolving credit facility, to pay related fees and expenses, and for general corporate purposes.

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

In July 2014, Nielsen completed the issuance of an additional $800 million aggregate principal amount of 5.0% Senior Notes due 2022.  The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, the Company redeemed the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, the Company recorded a pre-tax charge of $51 million during 2014 to other income/(expense), net in the consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized debt financing fees associated with the 7.75% Senior Notes.

In September 2013, the Company issued $625 million aggregate principal amount of 5.50% Senior Notes due 2021 at par, receiving cash proceeds of approximately $616 million, net of fees and expenses. Concurrent with this issuance the Company called for redemption of all of its 11.625% Senior Notes due 2014 effective October 23, 2013, at a redemption price equal to 100% of the principal amount of such 2014 notes redeemed plus accrued and unpaid interest to the redemption date and an “applicable premium” as described in the indenture related to the 2014 note. The redemption of the 11.625% Senior Notes due 2014 resulted in a pre-tax charge of $8 million in other income/(expense), net in the consolidated statements of operations in the fourth quarter of 2013.

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

Debt-Issuance Costs

The costs related to the issuance of debt are presented as a deduction from the corresponding debt liability and amortized to interest expense using the effective interest method over the life of the related debt.

Related Party Lenders

A portion of the borrowings under the senior secured credit facility, as well as certain of the Company’s senior debenture loans, was purchased by certain of the former Sponsors in market transactions not involving the Company. Amounts held by the former Sponsors were $222 million as of December 31, 2014. Interest expense associated with amounts held by the former Sponsors approximated $6 million and $12 million during the years ended December 31, 2014 and 2013, respectively.

Capital Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under capital leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under capital lease are recorded within property, plant and equipment. See Note 7 – “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2015 are as follows:

(IN MILLIONS)
2016	$38
2017	36
2018	29
2019	19
2020	13
Thereafter	46
Total	181
Less: amount representing interest	39
Present value of minimum lease payments	$142
Current portion	$31
Total non-current portion	111
Present value of minimum lease payments	$142

Capital leases and other financing transactions have effective interest rates primarily ranging from 8% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2015, 2014 and 2013 was $8 million, $8 million and $9 million, respectively. Nielsen recognizes rental income from non-cancelable subleases. The total aggregate future rental income proceeds to be received under the non-cancelable subleases are $3 million.

12. Stockholders’ Equity

Common stock activity is as follows:

	Year Ended December 31,
	2015	2014	2013
Actual number of shares of common stock outstanding
Beginning of period	372,757,598	378,635,464	362,519,883
Shares of common stock converted from Mandatory Convertible Subordinated Bonds due February 2013	-	-	10,416,700
Shares of common stock issued through business combinations	52,698	75,083	101,899
Shares of common stock issued through compensation plans	4,107,501	4,940,195	5,886,821
Repurchases of common stock	(14,579,428)	(10,893,144)	(289,839)
End of period	362,338,369	372,757,598	378,635,464

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

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2014 and 2015, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28

The dividend policy and payment of future cash dividends are subject to the discretion of the Board.

Nielsen’s Board approved a share repurchase program, as included in the below table, for up to $2 billion of our outstanding common stock. The primary purpose of the program is to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2014 and 2015.

As of December 31, 2015, there have been 25,762,411 shares of our common stock purchased at an average price of $44.43 per share (total consideration of approximately $1,144 million) under this program.

The activity for the year ended December 31, 2015 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2014	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	$44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
July 1-31	1,310,000	$45.37	1,310,000	$643,345,777
August 1-31	1,853,142	$47.25	1,853,142	$555,793,238
September 1-30	553,756	$47.39	553,756	$529,551,668
October 1-31	1,276,829	$46.95	1,276,829	$469,601,614
November 1-30	1,141,708	$47.75	1,141,708	$415,084,736
December 1-31	1,281,414	$46.50	1,281,414	$855,495,985
Total	25,762,411	$44.43	25,762,411

Subsequent Event

On February 18, 2016, the Board declared a cash dividend of $0.28 per share on the Company’s common stock.  The dividend is payable on March 17, 2016 to stockholders of record at the close of business on March 3, 2016.

13. Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $48 million, $47 million and $47 million of expense associated with stock-based compensation for the years ended December 31, 2015, 2014 and 2013, respectively.

In connection with the Valcon Acquisition, Nielsen implemented an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the Company’s executives may be granted stock options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of the Company or purchase its shares.  In connection with the completion of Nielsen’s initial public offering of common stock on January 31, 2011 (and further amended), the Company implemented the Nielsen 2010 Stock Incentive Plan (the “Stock Incentive Plan”) and suspended further grants under the EPP.  The Stock Incentive Plan is the source of new equity-based awards permitting the Company to grant to its key employees, directors and other service providers the following types of awards:  incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other awards valued in whole or in part by reference to shares of Nielsen’s common stock and performance-based awards denominated in shares or cash.

Under the Stock Incentive Plan, Nielsen granted 1,609,170 and 2,448,100 time-based stock options to purchase shares during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, the total number of shares authorized for award of options or other equity-based awards was 44,095,000 under the Stock Incentive Plan.  The 2015, 2014 and 2013 time-based awards become exercisable over a four-year vesting period at a rate of 25% per year on the anniversary day of the award, and are tied to the executives’ continuing employment. The majority of the 2010 time-based awards become exercisable ratably on the first three anniversaries of the grant date of the award, contingent on continuing employment on each vesting date. In addition, time-based awards granted in 2010 become exercisable over a four-year vesting period tied to the executives’ continuing employment and were fully vested as of December 31, 2013. The 2009, 2008 and 2007 time-based awards became exercisable over a four-year, four-year and five-year vesting period, respectively, and were fully vested as of December 31, 2012. The 2010, 2009 and 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

The fair values of the granted time-based awards granted during 2015, 2014 and 2013 were estimated using the Black-Scholes option pricing model with the expected volatility based on the Company’s historical volatility.

The following assumptions were used during 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected life (years)	4.50-5.25	3.00-5.25	3.50-6.00
Risk-free interest rate	1.27-1.58%	0.87-1.66%	0.40-1.99%
Expected dividend yield	2.18- 2.45%	1.77- 2.39%	0 - 2.19%
Expected volatility	23.44-23.70%	23.50-25.32%	25.40-27.60%
Weighted average volatility	23.56%	23.99%	25.89%

The Company recorded stock-based compensation expense of $48 million, $47 million and $47 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tax benefit related to the stock compensation expense was $13 million, $15 million and $17 million, for the respective periods.

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2012	19,687,838	$22.80	5.16	$156
Granted	2,459,900	36.65
Forfeited	(383,163)	(23.35)
Exercised	(4,667,814)	(19.11)
Outstanding at December 31, 2013	17,096,761	25.78	4.61	$344
Granted	2,448,100	42.01
Forfeited	(798,279)	(29.57)
Exercised	(4,219,122)	(24.08)
Outstanding at December 31, 2014	14,527,460	$28.80	4.29	$231
Granted	1,609,170	48.24
Forfeited	(1,808,315)	(30.59)
Exercised	(3,779,137)	(21.84)
Outstanding at December 31, 2015	10,549,178	$33.96	4.16	$136
Exercisable at December 31, 2015	6,111,083	$29.15	3.16	$107

As of December 31, 2015, 2014 and 2013, the weighted-average grant date fair value of the options granted was $8.13, $7.13 and $6.63, respectively, and the aggregate fair value of options vested was $21 million, $21 million and $27 million, respectively.

At December 31, 2015, there is approximately $18 million of unearned stock-based compensation related to stock options which the Company expects to record as stock-based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $94 million, $94 million and $79 million, respectively.  For the year ended December 31, 2015, cash proceeds from the exercise of options was $82 million.

Activity of Nielsen’s restricted stock units (RSUs) that are ultimately payable in shares of common stock granted under the Stock Incentive Plan is summarized below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSU activity
Nonvested at December 31, 2012	845,308	$28.40
Granted	955,531	34.86
Forfeited	(230,500)	32.56
Vested	(262,446)	24.96
Nonvested at December 31, 2013	1,307,893	$30.53
Granted	526,857	42.74
Forfeited	(113,903)	30.55
Vested	(412,845)	28.53
Nonvested at December 31, 2014	1,308,002	$35.90
Granted	851,088	47.29
Forfeited	(200,217)	37.20
Vested	(452,106)	34.19
Nonvested at December 31, 2015	1,506,767	$42.48

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

As of December 31, 2015, approximately $38 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.4 years.

During the years ended December 31, 2015 and 2014, the Company granted 381,576 and 333,700      performance restricted stock units, respectively, representing the target number of performance restricted stock subject to the award. During the year ended December 31, 2013, the Company granted 510,280 shares of performance restricted stock, representing the target number of performance restricted stock subject to the award.  The weighted average grant date fair value of the awards in 2015, 2014 and 2013 were $45.37, $50.50 and $34.02 per share.  For the performance restricted stock units granted in 2015, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2017. For the performance restricted stock units granted in 2014, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2016.  For the performance restricted stock granted in 2013, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2015.  Forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model. As of December 31, 2015, there is approximately $15 million of unearned stock-based compensation related to unvested performance restricted stock (net of estimated forfeitures). The compensation expense is amortized over the term of the award, which is 3 years after the grant date.

During the year ended December 31, 2015 and 2014, the Company granted 96,282 and 117,520 bonus restricted share units in lieu of a portion of the cash bonus due to certain executives.  During the year ended December 31, 2013, the Company granted 171,792 bonus restricted shares in lieu of a portion of the cash bonus due to certain executives.  The awards vest at 50% on the first and second anniversary day of the award.  The weighted average grant date fair value of the awards in 2015, 2014 and 2013 was $45.28, $45.13 and $32.25 per share.  As of December 31, 2015, there is approximately $3 million of unearned stock-based compensation expense related to unvested bonus restricted share units (net of estimated forfeitures).  The compensation expense is amortized over the requisite service periods of two and three years.

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

The components of income from continuing operations before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
UK (2015), Dutch (2014-2013)	$16	$17	$19
Non-UK (2015), Non-Dutch (2014-2013)	945	604	501
Income from continuing operations before income taxes and equity in net income of affiliates	$961	$621	$520

The above amounts for UK and non-UK or Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income from continuing operations before income taxes and equity in net income of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Current:
UK (2015), Dutch (2014-2013)	$(6)	$4	$4
Non-UK (2015), Non-Dutch (2014-2013).	176	127	194
	170	131	198
Deferred:
UK (2015), Dutch (2014-2013)	(1)	1	3
Non-UK (2015), Non-Dutch (2014-2013)	214	104	(110)
	213	105	(107)
Total	$383	$236	$91

The Company’s provision for income taxes for the years ended December 31, 2015, 2014 and 2013 was different from the amount computed by applying the statutory UK or Dutch federal income tax rates to the underlying income from continuing operations before income taxes and equity in net income of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Income from continuing operations before income taxes and equity in net income of affiliates	$961	$621	$520
UK (2015), Dutch (2014-2013) statutory tax rate	20.25%	25.0%	25.0%
Provision for income taxes at the UK (2015), Dutch (2014-2013) statutory rate	$195	$155	$130
Tax impact on distributions from foreign subsidiaries	(5)	4	(38)
Effect of operations in non-UK jurisdictions	74	19	16
Tax impact of global licensing arrangements	80	84	14
U.S. state and local taxation	40	21	9
Withholding and other taxation	37	38	35
Effect of global financing activities	(82)	(84)	(60)
Changes in estimates for uncertain tax positions	8	(1)	47
Changes in valuation allowances	17	(21)	(69)
Effect of change in deferred tax rates	3	2	3
Other, net	16	19	4
Total provision for income taxes	$383	$236	$91
Effective tax rate	39.8%	38.0%	17.5%

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2015	December 31, 2014
Deferred tax assets (on balance):
Net operating loss carryforwards	$181	$175
Interest expense limitation	734	783
Employee benefits	72	93
Tax credit carryforwards	142	198
Share-based payments	41	43
Accrued expenses	39	21
Financial instruments	—	10
Other assets	55	84
	1,264	1,407
Valuation allowances	(144)	(147)
Deferred tax assets, net of valuation allowances	1,120	1,260
Deferred tax liabilities (on balance):
Intangible assets	(1,640)	(1,692)
Fixed asset depreciation	(49)	(25)
Computer software	(280)	(185)
Deferred revenues/costs	(10)	(13)
Financial instruments	(6)	—
Unrealized gain on investments	(73)	—
Other liabilities	(58)	(62)
	(2,116)	(1,977)
Net deferred tax liability	$(996)	$(717)
Recognized as:
Deferred income taxes, current	$—	$226
Deferred income taxes, non-current	(996)	(943)
Total	$(996)	$(717)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. Nielsen elected to prospectively adopt the accounting standard as of December 31, 2015, resulting in a reclassification of current deferred tax assets and liabilities to the non-current deferred tax assets and liabilities in Nielsen’s consolidated balance sheet.  Prior periods in the Company’s consolidated financial statements were not retrospectively adjusted.

At December 31, 2015 and 2014 the Company had net operating loss carryforwards of approximately $807 million and $785 million, respectively, which began to expire in 2016. In addition, the Company had tax credit carryforwards of approximately $157 million and $198 million at December 31, 2015 and 2014, respectively, which begin to expire in 2016.

Included within the net operating loss carryforwards, the Company has approximately $120 million of windfall tax benefits from previous stock option exercises that have not been recognized as of December 31, 2015. This amount will not be recognized until the deduction would reduce our income taxes payable. At such time, the amount will be recorded as an increase to paid-in-capital. The Company applies the “with and without” approach when utilizing certain tax attributes whereby windfall tax benefits are used last to offset taxable income.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $124 million and $120 million at December 31, 2015 and 2014, respectively, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has valuation allowances of $20 million and $27 million at December 31, 2015 and 2014, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008 the Company has determined that as of December 31, 2015 no income taxes are required to be provided for on the approximately $3.1 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date.

At December 31, 2015 and 2014, the Company had gross uncertain tax positions of $461 million and $452 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2015 and 2014 of $34 million and $41 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that a reduction in a range of $42 million to $74 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes and expirations of statute of limitations in various jurisdictions.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2015	December 31, 2014	December 31, 2013
Balance as of the beginning of period	$452	$475	$409
Additions for current year tax positions	24	14	41
Additions for tax positions of prior years	14	12	42
Reductions for lapses of statute of limitations	(15)	(12)	(8)
Reductions for tax positions of prior years	(14)	(37)	(9)
Balance as of the end of the period	$461	$452	$475

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2003 through 2015.

15. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2015 and 2014, Nielsen had investments in affiliates of $13 million and $18 million, respectively. One of Nielsen’s investments as of December 31, 2012, was its 50.5% non-controlling ownership interest in Scarborough, a joint venture between Nielsen and Arbitron. As a part of the Arbitron Acquisition in September 2013, Nielsen acquired the remaining 49.5% interest in Scarborough that was historically accounted for under the equity method of accounting. Nielsen accounted for this transaction as a step-acquisition and calculated the fair value of its investment immediately before the acquisition to be $75 million. As a result, for the year ended December 31, 2013, Nielsen recorded a $24 million gain on its investment in Scarborough to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2013, the financial results of Scarborough were included within the consolidated financial statements of Nielsen.

Prior to the Arbitron acquisition, Nielsen and Scarborough entered into various related party transactions in the ordinary course of business, including Nielsen providing certain general and administrative services to Scarborough. Nielsen paid royalties to Scarborough for the right to include Scarborough data in Nielsen services sold directly to Nielsen customers. Additionally, Nielsen sold various Scarborough services directly to its clients, for which it received a commission from Scarborough. As a result of these transactions, Nielsen received net payments from Scarborough of $3 million through September 30, 2013. Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $3 million and $9 million for the year ending December 31, 2015 and 2014, respectively.

On October 1, 2015, Nielsen acquired an additional 13.5% of NCS, a joint venture between Nielsen and Catalina for $40 million, net of cash acquired. The joint venture was historically accounted for under the equity method of accounting. As part of this transaction we gained control of NCS, as such accounted for it as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $161 million. As a result, during the fourth quarter of 2015, we recorded a $158 million gain on the investment in NCS to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2015, NCS was included as a consolidated subsidiary within our consolidated financial statements.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to Nielsen, the Company pays Equity Healthcare a fee of $2.80 per participating employee per month (“PEPM Fee”). As of December 31, 2015, Nielsen had approximately 7,608 employees enrolled in its self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

TIBCO

On July 26, 2012, Vivek Y. Ranadivé was elected as a member of the unitary Board of Directors of Nielsen Holdings plc and The Nielsen Company B.V. Mr. Ranadivé has been the Chief Executive Officer and Chairman of the Board of Directors of TIBCO Software Inc. (“TIBCO”) since its inception in 1997 until December 2014 when he sold his interest in the company. The Company has an ongoing contractual relationship with TIBCO. The Board of Directors of the Company affirmatively determined that Mr. Ranadivé is independent for purposes of the New York Stock Exchange listing rules and the Company’s Corporate Governance Guidelines. For the years ended December 31, 2015 and 2014, Nielsen purchased $12 million and $10 million respectively, of software licenses and related IT support services and training from TIBCO.

16. Commitments and Contingencies

Leases and Other Contractual Arrangements

In February 2013, the Company amended its Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, the Company has increased its commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”) until the Minimum Commitment is met. TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will continue to globally provide the Company with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. As Nielsen orders specific services under the Agreement, the parties will execute Statements of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide the Company with the right to terminate the Agreement or SOWs, as applicable. As of December 31, 2015, the remaining TCS commitment was approximately $168 million.

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

	For the Years Ending December 31,
(IN MILLIONS)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$84	$69	$55	$40	$25	$48	$321
Other contractual obligations(a)	358	94	48	13	7	1	521
Total	$442	$163	$103	$53	$32	$49	$842

(a)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Nielsen generally requires purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Nielsen’s remaining commitments as of December 31, 2015 under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy its obligations. As of December 31, 2015, the remaining TCS commitment was approximately $168 million.

Total expenses incurred under operating leases were $76 million, $81 million and $81 million for the years ended December 31, 2015, 2014 and 2013, respectively. Nielsen recognized rental income received under subleases of $9 million, $11 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $25 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 11 “Long-term Debt and Other Financing Arrangements” for further discussion.

Nielsen Foundation, Inc.

In November 2015, Nielsen established the Nielsen Foundation, Inc. (the “Foundation”) for charitable, educational, scientific, and literary purposes including the making of distributions to organizations that qualify as tax exempt organizations under section 501(c)(3) of the Internal Revenue Code. The assets and transactions of the Foundation are not included in Nielsen’s consolidated financial statements. Donations to the Foundation are expensed when committed by the Company. In December 2015, the Company’s board of directors approved an unconditional donation of $36 million to the Foundation, which was recorded in selling, general and administrative expenses in the consolidated statement of operations.

Guarantees and Other Contingent Commitments

At December 31, 2015, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $7 million and $6 million at December 31, 2015 and 2014, respectively.

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

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Revenues
Buy	$3,345	$3,523	$3,406
Watch	2,827	2,765	2,297
Total	$6,172	$6,288	$5,703

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Business segment income/(loss)(1)
Buy	$624	$658	$660
Watch	1,269	1,214	989
Corporate and eliminations	(35)	(35)	(32)
Total	$1,858	$1,837	$1,617

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Depreciation and amortization
Buy	$207	$224	$199
Watch	363	343	302
Corporate and eliminations	4	6	9
Total	$574	$573	$510

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Restructuring charges
Buy	$32	$64	$47
Watch	14	14	55
Corporate and eliminations	5	11	17
Total	$51	$89	$119

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Stock-based compensation expense
Buy	$15	$14	$14
Watch	8	10	11
Corporate and eliminations	25	23	22
Total	$48	$47	$47

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Other items(2)
Buy	$1	$(2)	$1
Watch	4	11	51
Corporate and eliminations	87	30	28
Total	$92	$39	$80

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Operating income/(loss)
Buy	$369	$358	$399
Watch	880	836	570
Corporate and eliminations	(156)	(105)	(108)
Total	$1,093	$1,089	$861

(IN MILLIONS)	December 31, 2015	December 31, 2014
Total assets
Buy	$6,537	$6,869
Watch	8,650	8,156
Corporate and eliminations	116	301
Total	$15,303	$15,326

(1)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.
(2)

For the year ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for a vested cash out of certain U.S. pension plan participants, and other non-recurring costs. For the year ended December 31, 2014, other items primarily consist of non-recurring costs.

	Year ended December 31,
(IN MILLIONS)	2015	2014	2013
Capital expenditures
Buy	$159	$206	$171
Watch	244	198	197
Corporate and eliminations	5	8	6
Total	$408	$412	$374

Geographic Segment Information

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2015
United States	$3,606	$761	$10,683
North and South America, excluding the United States	567	131	944
United Kingdom	226	(6)	240
Other Europe, Middle East & Africa	1,030	120	843
Asia Pacific	743	87	335
Total	$6,172	$1,093	$13,045

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2014
United States	$3,415	$700	$10,255
North and South America, excluding the United States	670	161	1,150
United Kingdom	217	(25)	207
Other Europe, Middle East & Africa	1,215	160	922
Asia Pacific	771	93	385
Total	$6,288	$1,089	$12,919

		Operating
		Income/
(IN MILLIONS)	Revenues(1)	(Loss)
2013
United States	$2,857	$414
North and South America, excluding the United States	660	167
United Kingdom	193	(11)
Other Europe, Middle East & Africa	1,234	202
Asia Pacific	759	89
Total	$5,703	$861

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

18. Additional Financial Information

Prepaid expenses and other current assets

	December 31,	December 31,
(IN MILLIONS)	2015	2014
Deferred tax assets	$—	$241
Prepaid expenses and other current assets(1)	316	256
Total prepaid expenses and other current assets	$316	$497

Accounts payable and other current liabilities

	December 31,	December 31,
(IN MILLIONS)	2015	2014
Trade payables	$216	$223
Personnel costs	276	283
Current portion of restructuring liabilities	29	60
Data and professional services	214	196
Interest payable	48	41
Other current liabilities(1)	230	232
Total accounts payable and other current liabilities	$1,013	$1,035

(1)	Other includes multiple items, none of which is individually significant.

19. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of December 31, 2015 and December 31, 2014 and consolidating statements of operations and cash flows for the periods ended December 31, 2015, 2014 and 2013. During the three months ended September 30, 2015, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted prior periods to reflect the current year structure.

The issued debt securities are jointly and severally guaranteed on a full and unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect 100% owned subsidiaries of Nielsen, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are also 100% owned indirect subsidiaries of Nielsen: Nielsen Finance LLC and Nielsen Finance Co. for certain series of debt obligations, and The Nielsen Company (Luxembourg) S.ar.l., for the other series of debt obligations. Each issuer is a guarantor of the debt obligations not issued by it.

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

Nielsen Holdings plc

Consolidating Statement of Comprehensive Income

For the year ended December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,585	$2,587	$—	$6,172
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,279	1,260	—	2,539
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	1,048	863	—	1,915
Depreciation and amortization	—	—	465	109	—	574
Restructuring charges	—	—	32	19	—	51
Operating (loss)/income	(4)	—	761	336	—	1,093
Interest income	—	864	37	5	(902)	4
Interest expense	—	(291)	(881)	(41)	902	(311)
Foreign currency exchange transaction losses, net	—	—	(10)	(21)	—	(31)
Other income/(expense), net	—	—	252	(46)	—	206
(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(4)	573	159	233	—	961
Provision for income taxes	(1)	(127)	(175)	(80)	—	(383)
Equity in net income of subsidiaries	575	297	593	—	(1,465)	—
Equity in net loss of affiliates	—	—	(2)	(1)	—	(3)
Net income	570	743	575	152	(1,465)	575
Less: net income attributable to noncontrolling interests	—	—	—	5	—	5
Net income attributable to controlling interests	570	743	575	147	(1,465)	570
Total other comprehensive loss	(282)	(280)	(282)	(282)	836	(290)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(8)	—	(8)
Total other comprehensive loss attributable to controlling interests	(282)	(280)	(282)	(274)	836	(282)
Total comprehensive income/(loss)	288	463	293	(130)	(629)	285
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income/(loss) attributable to controlling interests	$288	$463	$293	$(127)	$(629)	$288

Nielsen Holdings plc

Consolidating Statement of Comprehensive Income

For the year ended December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,414	$2,874	$—	$6,288
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,269	1,351	—	2,620
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	955	958	—	1,917
Depreciation and amortization	—	—	448	125	—	573
Restructuring charges	—	—	43	46	—	89
Operating (loss)/income	(4)	—	699	394	—	1,089
Interest income	—	856	44	8	(905)	3
Interest expense	—	(283)	(874)	(48)	905	(300)
Foreign currency exchange transaction losses, net	—	—	(2)	(69)	—	(71)
Other income/(expense), net	—	553	4	(8)	(649)	(100)
(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(4)	1,126	(129)	277	(649)	621
Benefit/(provision) for income taxes	7	(94)	(98)	(51)	—	(236)
Equity in net income/(loss) of subsidiaries	381	(521)	611	—	(471)	—
Equity in net loss of affiliates	—	—	(3)	(1)	—	(4)
Net income	384	511	381	225	(1,120)	381
Less: net loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to controlling interests	384	511	381	228	(1,120)	384
Total other comprehensive (loss)/income	(390)	805	(390)	(490)	68	(397)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Total other comprehensive (loss)/income attributable to controlling interests	(390)	805	(390)	(483)	68	(390)
Total comprehensive (loss)/income	(6)	1,316	(9)	(265)	(1,052)	(16)
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Total comprehensive (loss)/income attributable to controlling interests	$(6)	$1,316	$(9)	$(255)	$(1,052)	$(6)

Nielsen Holdings plc

Consolidating Statement of Comprehensive Income

For the year ended December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,859	$2,844	$—	$5,703
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,087	1,311	—	2,398
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	889	922	—	1,815
Depreciation and amortization	—	—	386	124	—	510
Restructuring charges	—	—	67	52	—	119
Operating (loss)/income	(4)	—	430	435	—	861
Interest income	1	743	58	15	(815)	2
Interest expense	(2)	(300)	(772)	(50)	815	(309)
Foreign currency exchange transaction gains/(losses), net	—	—	1	(26)	0	(25)
Other (expense)/income, net	—	(21)	118	(106)	0	(9)
(Loss)/income from continuing operations before income taxes and equity in net (loss)/income of affiliates	(5)	422	(165)	268	—	520
(Provision)/benefit for income taxes	(1)	(95)	82	(77)	—	(91)
Equity in net income of subsidiaries	746	419	522	—	(1,687)	—
Equity in net (loss)/income of affiliates	—	—	(1)	3	—	2
Income from continuing operations	740	746	438	194	(1,687)	431
Income/(loss) from discontinued operations, net of tax	—	—	308	(3)	—	305
Net income	740	746	746	191	(1,687)	736
Less: net loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to controlling interests	740	746	746	195	(1,687)	740
Total other comprehensive (loss)/income	(54)	(37)	(54)	32	61	(52)
Total other comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive (loss)/income attributable to controlling interests	(54)	(37)	(54)	30	61	(54)
Total comprehensive income	686	709	692	223	(1,626)	684
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income attributable to controlling interests	$686	$709	$692	$225	$(1,626)	$686

Nielsen Holdings plc

Consolidating Balance Sheet

December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$7	$349	$—	$357
Trade and other receivables, net	3	—	550	682	—	1,235
Prepaid expenses and other current assets	—	—	195	121	—	316
Intercompany receivables	—	595	224	178	(997)	—
Total current assets	4	595	976	1,330	(997)	1,908
Non-current assets	—
Property, plant and equipment, net	—	—	324	166	—	490
Goodwill	—	—	5,774	2,009	—	7,783
Other intangible assets, net	—	—	4,314	458	—	4,772
Deferred tax assets	1	—	51	26	—	78
Other non-current assets	—	—	175	97	—	272
Equity investment in subsidiaries	4,793	1,441	3,696	—	(9,930)	—
Intercompany receivables	—	10,763	3,692	158	(14,613)	—
Total assets	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$1	$48	$450	$514	$—	$1,013
Deferred revenues	—	—	182	140	—	322
Income tax liabilities	—	—	—	42	—	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	114	195	1	—	310
Intercompany payables	21	3	753	220	(997)	—
Total current liabilities	22	165	1,580	917	(997)	1,687
Non-current liabilities
Long-term debt and capital lease obligations	—	6,911	102	15	—	7,028
Deferred tax liabilities	—	74	977	23	—	1,074
Intercompany loans	341	2,985	10,921	366	(14,613)	—
Other non-current liabilities	2	6	629	250	—	887
Total liabilities	365	10,141	14,209	1,571	(15,610)	10,676
Total stockholders’ equity	4,433	2,658	4,793	2,479	(9,930)	4,433
Noncontrolling interests	—	—	—	194	—	194
Total equity	4,433	2,658	4,793	2,673	(9,930)	4,627
Total liabilities and equity	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303

Nielsen Holdings plc

Consolidating Balance Sheet

December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$49	$1	$(51)	$274	$—	$273
Trade and other receivables, net	1	—	526	714	—	1,241
Prepaid expenses and other current assets	—	—	339	158	—	497
Intercompany receivables	1	227	234	190	(652)	—
Total current assets	51	228	1,048	1,336	(652)	2,011
Non-current assets	—
Property, plant and equipment, net	—	—	335	198	—	533
Goodwill	—	—	5,588	2,083	—	7,671
Other intangible assets, net	—	—	4,318	397	—	4,715
Deferred tax assets	1	—	25	57	—	83
Other non-current assets	—	1	172	140	—	313
Equity investment in subsidiaries	5,017	1,125	6,596	—	(12,738)	—
Intercompany receivables	—	10,494	492	191	(11,177)	—
Total assets	$5,069	$11,848	$18,574	$4,402	$(24,567)	$15,326
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$10	$44	$418	$563	$—	$1,035
Deferred revenues	—	—	159	145	—	304
Income tax liabilities	1	—	19	42	—	62
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	94	298	1	—	393
Intercompany payables	—	—	429	223	(652)	—
Total current liabilities	11	138	1,323	974	(652)	1,794
Non-current liabilities
Long-term debt and capital lease obligations	—	6,312	87	20	—	6,419
Deferred tax liabilities	—	74	895	56	—	1,025
Intercompany loans	—	61	10,685	431	(11,177)	—
Other non-current liabilities	2	2	567	384	—	955
Total liabilities	13	6,587	13,557	1,865	(11,829)	10,193
Total stockholders’ equity	5,056	5,261	5,017	2,460	(12,738)	5,056
Noncontrolling interests	—	—	—	77	—	77
Total equity	5,056	5,261	5,017	2,537	(12,738)	5,133
Total liabilities and equity	$5,069	$11,848	$18,574	$4,402	$(24,567)	$15,326

Nielsen Holdings plc

Consolidating Statement of Cash Flows

For the year ended December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$—	$255	$637	$287	$1,179
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(246)	—	(246)
Proceeds from sale of subsidiaries and affiliates, net	—	—	30	—	30
Additions to property, plant and equipment and other assets	—	—	(82)	(52)	(134)
Additions to intangible assets	—	—	(237)	(37)	(274)
Proceeds from the sale of property, plant and equipment	—	—	—	7	7
Other investing activities	—	—	36	—	36
Net cash used in investing activities	—	—	(499)	(82)	(581)
Financing activities:
Net borrowings under revolving credit facility	—	—	(116)	—	(116)
Proceeds from issuances of debt, net of issuance costs	—	746	—	—	746
Repayments of debt	—	(98)	—	—	(98)
Cash dividends paid to stockholders	(408)	—	—	—	(408)
Repurchase of common stock	(667)	—	—	—	(667)
Proceeds from exercise of stock options	79	—	(7)	—	72
Excess tax benefits from stock-based compensation	—	—	30	—	30
Other financing activities	948	(904)	16	(81)	(21)
Net cash used in financing activities	(48)	(256)	(77)	(81)	(462)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(49)	(52)
Net (decrease)/increase in cash and cash equivalents	(48)	(1)	58	75	84
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$1	$—	$7	$349	$357

Nielsen Holdings plc

Consolidating Statement of Cash Flows

For the year ended December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(4)	$523	$373	$201	$1,093
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(201)	(113)	(314)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	(6)	(6)
Additions to property, plant and equipment and other assets	—	—	(109)	(54)	(163)
Additions to intangible assets	—	—	(222)	(27)	(249)
Other investing activities	—	—	(1)	1	—
Net cash used in investing activities	—	—	(533)	(199)	(732)
Financing activities:
Net borrowings under revolving credit facility	—	—	280	—	280
Proceeds from issuances of debt, net of issuance costs	—	4,544	—	—	4,544
Repayments of debt	—	(4,597)	—	(1)	(4,598)
Cash dividends paid to stockholders	(356)	—	—	—	(356)
Repurchase of common stock	(466)				(466)
Proceeds from exercise of stock options	112	—	(6)	(3)	103
Other financing activities	751	(469)	(370)	(4)	(92)
Net cash provided by/(used in) financing activities	41	(522)	(96)	(8)	(585)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(67)	(67)
Net increase/(decrease) in cash and cash equivalents	37	1	(256)	(73)	(291)
Cash and cash equivalents at beginning of period	12	—	205	347	564
Cash and cash equivalents at end of period	$49	$1	$(51)	$274	$273

Nielsen Holdings plc

Consolidating Statement of Cash Flows

For the year ended December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$1	$539	$40	$321	$901
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(1,242)	(7)	(1,249)
Proceeds from sale of subsidiaries and affiliates, net	—	—	935	—	935
Additions to property, plant and equipment and other assets	—	—	(56)	(74)	(130)
Additions to intangible assets	—	—	(218)	(26)	(244)
Other investing activities				1	1
Net cash used in investing activities	—	—	(581)	(106)	(687)
Financing activities:
Proceeds from issuances of debt, net of issuance costs	—	2,481	—	4	2,485
Repayments of debt	—	(2,171)	—	—	(2,171)
Decrease in other short-term borrowings	—	—	—	(5)	(5)
Cash dividends paid to shareholders	(265)	—	—	—	(265)
Repurchase of common stock	(11)	—	—	—	(11)
Proceeds from exercise of stock options	95	—	(3)	(7)	85
Other financing activities	191	(849)	727	(104)	(35)
Net cash provided by/(used in) financing activities	10	(539)	724	(112)	83
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	(19)	(21)
Net increase in cash and cash equivalents	11	—	181	84	276
Cash and cash equivalents at beginning of period	1	—	24	263	288
Cash and cash equivalents at end of period	$12	$—	$205	$347	$564

20. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2015
Revenues	$1,458	$1,559	$1,531	$1,624
Operating income	$199	$286	$298	$310
Income from continuing operations before income taxes and equity in net income of affiliates	$101	$202	$225	$433
Net income attributable to Nielsen stockholders	$63	$114	$142	$251
Net income per share of common stock, basic
Income from continuing operations	$0.17	$0.31	$0.39	$0.69
Net income attributable to Nielsen stockholders	$0.17	$0.31	$0.39	$0.69
Net income per share of common stock, diluted
Income from continuing operations	$0.17	$0.31	$0.38	$0.68
Net income attributable to Nielsen stockholders	$0.17	$0.31	$0.38	$0.68

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2014
Revenues	$1,489	$1,594	$1,572	$1,633
Operating income	$193	$277	$311	$308
Income from continuing operations before income taxes and equity in net income of affiliates	$87	$149	$187	$198
Income from discontinued operations, net of tax	$58	$74	$91	$161
Net income attributable to Nielsen stockholders
Net income per share of common stock, basic	$0.15	$0.19	$0.24	$0.43
Income from continuing operations	$0.15	$0.19	$0.24	$0.43
Net income attributable to Nielsen stockholders
Net income per share of common stock, diluted	$0.15	$0.19	$0.24	$0.42
Income from continuing operations	$0.15	$0.19	$0.24	$0.42

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings plc

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Selling, general and administrative expenses	$4	$4	$4
Operating loss	(4)	(4)	(4)
Interest income	—	—	1
Interest expense	—	—	(2)
Foreign currency exchange transaction losses, net	—	—	—
Loss from continuing operations before income taxes and equity in net income of subsidiaries	(4)	(4)	(5)
(Provision)/benefit for income taxes	(1)	7	(1)
Equity in net income of subsidiaries	575	381	746
Net income	$570	$384	$740

Nielsen Holdings plc

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2015	2014
Assets:
Current assets
Cash and cash equivalents	$1	$49
Amounts receivable from subsidiary	3	1
Loan receivable from subsidiary	—	1
Total current assets	4	51
Investment in subsidiaries	4,793	5,017
Other non-current assets	1	1
Total assets	$4,798	$5,069
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	1	10
Intercompany payables	21	—
Income tax liability	—	1
Total current liabilities	22	11
Loans outstanding from subsidiary	341	—
Other non-current liabilities	2	2
Total liabilities	365	13
Total equity	4,433	5,056
Total liabilities and equity	$4,798	$5,069

Nielsen Holdings plc

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2015	2014	2013
Net cash provided by/(used in) operating activities	$—	$(4)	$1
Financing Activities:
Cash dividends paid to stockholders	(408)	(356)	(265)
Repurchase of common stock	(667)	(466)	(11)
Activity under stock plans	79	112	95
Other financing activities	948	751	191
Net cash (used in)/provided by financing activities	(48)	41	10
Net (decrease)/increase in cash and cash equivalents	(48)	37	11
Cash and cash equivalents, beginning of period	49	12	1
Cash and cash equivalents, end of period	$1	$49	$12

The notes to the consolidated financial statements of Nielsen Holdings plc (the “Company”) are an integral part of these nonconsolidated financial statements.

Notes to Schedule I

1. Basis of Presentation

The Company has accounted for the earnings of its subsidiaries under the equity method in these financial statements.

2. Commitments and Contingencies

The debenture loans are jointly and severally guaranteed on an unconditional basis by the Company and subject to certain exceptions, each of the direct and indirect wholly-owned subsidiaries of the Company, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors and The Nielsen Company (Luxembourg) S ar l., a wholly owned subsidiary of Nielsen Holding and Finance B.V. The historical financial information has been updated to reflect The Nielsen Company (Luxembourg) S.ar.l. as an issuer.

The Company had no material commitments or contingencies during the reported periods.

3. Related Party Transactions

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. On December 31, 2015, the Company had a $362 million liability to subsidiaries associated with financing transactions. During the year ended December 31, 2014, the Company received a net cash payment of $4 million associated with the sale of shares of common stock in conjunction with acquisitions made by its subsidiaries, net of reimbursements of fees paid on behalf of the Company by its subsidiaries.

4. Common Stock and Related Transactions

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends paid for the years ended December 31, 2014 and 2015, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25
October 30, 2014	November 25, 2014	December 9, 2014	$0.25
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28

The dividend policy and payment of future cash dividends are subject to the discretion of the Board.

Nielsen’s Board approved a share repurchase program, as included in the below table, for up to $2 billion of our outstanding common stock. The primary purpose of the program is to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2014 and 2015.

As of December 31, 2015, there have been 25,762,411 shares of our common stock purchased at an average price of $44.43 per share (total consideration of approximately $1,144 million) under this program.

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2014	11,182,983	$42.67	11,182,983	$1,022,830,101
2015 Activity
January 1- 31	1,611,203	44.09	1,611,203	$951,797,780
February 1- 28	814,753	$43.90	814,753	$916,031,448
March 1- 31	772,189	$43.76	772,189	$882,241,498
April 1-30	1,440,798	$45.30	1,440,798	$816,973,014
May 1-31	1,222,800	$45.37	1,222,800	$761,496,406
June 1-30	1,300,836	$45.14	1,300,836	$702,774,965
July 1-31	1,310,000	$45.37	1,310,000	$643,345,777
August 1-31	1,853,142	$47.25	1,853,142	$555,793,238
September 1-30	553,756	$47.39	553,756	$529,551,668
October 1-31	1,276,829	$46.95	1,276,829	$469,601,614
November 1-30	1,141,708	$47.75	1,141,708	$415,084,736
December 1-31	1,281,414	$46.50	1,281,414	$855,495,985
Total	25,762,411	$44.43	25,762,411

Subsequent Event

On February 18, 2016, the Board declared a cash dividend of $0.28 per share on the Company’s common stock.  The dividend is payable on March 17, 2016 to stockholders of record at the close of business on March 3, 2016.

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2015, 2014 and 2013

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2013	$38	$3	$—	$(2)	$0	$39
For the year ended December 31, 2014	$39	$4	$—	$(11)	$(3)	$29
For the year ended December 31, 2015	$29	$6	$—	$(7)	$(2)	$26

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2013	$232	$(69)	$(5)	$(8)	$150
For the year ended December 31, 2014	$150	$(21)	$16	$2	$147
For the year ended December 31, 2015	$147	$17	$(8)	$(12)	$144

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders to be filed with the SEC (the “2016 Proxy Statement”): “Proposal No. 1 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2016 Proxy Statement: “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2016 Proxy Statement: “Equity Compensation Plan Information” and “Ownership of Securities”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2016 Proxy Statement: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters”.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2016 Proxy Statement: “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm”.

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

Nielsen Holdings plc
(Registrant)

Date: February 19, 2016	/S/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMERE JACKSON	Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Jamere Jackson

/s/ JEFFREY R. CHARLTON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 19, 2016
Jeffrey R. Charlton

/s/ DWIGHT M. BARNS	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2016
Dwight M. Barns

/s/ JAMES ATTWOOD	Chairman of the Board	February 19, 2016
James Attwood

/s/ DAVID CALHOUN	Director	February 19, 2016
David Calhoun

/s/ JAMES KILTS	Director	February 19, 2016
James Kilts

/s/ KAREN HOGUET	Director	February 19, 2016
Karen Hoguet

/s/ HARISH MANWANI	Director	February 19, 2016
Harish Manwani

/s/ KATHRYN V. MARINELLO	Director	February 19, 2016
Kathryn V. Marinello

/s/ ROBERT POZEN	Director	February 19, 2016
Robert Pozen

/s/ VIVEK RANADIVÉ	Director	February 19, 2016
Vivek Ranadivé

/s/ JAVIER TERUEL	Director	February 19, 2016
Javier Teruel

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

2.1

Merger Proposal by the boards of directors of Nielsen N.V. and Nielsen Holdings Limited (now Nielsen Holdings plc) (incorporated by reference to Annex A to the registration statement on Form S-4/A (File No. 333- 202313) filed by Nielsen Holdings Limited (now Nielsen Holdings plc) on May 21, 2015)

3.1	Articles of Association of Nielsen Holdings plc (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K file by the registrant on August 31, 2015 (File No. 001-35042))

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

Exhibit No.	Description
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

4.1(k)

Amendment Agreement, dated April 22, 2014, among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings N.V. filed on April 24, 2014 (File No. 001-35042))

4.1(l)

Form of Fourth Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings N.V. filed on April 24, 2014 (File No. 001-35042))

4.2(a)

Indenture, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 (a) to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012 (File No. 001-35042))

4.2(b)

First Supplemental Indenture, dated as of December 12, 2012, among Vizu Corporation, Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(c)

Second Supplemental Indenture, dated as of June 17, 2013, among G4 Analytics, Inc., Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(c) to Registration Statement on Form S-4 filed by The Nielsen Company B.V. on June 19, 2013 (File No. 333-189456))

4.2(d)

Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3(d) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(e)

Fourth Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3(e) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(f)

Fifth Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3(f) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(g)

Sixth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.2(h)

Seventh Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and the Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2(h) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.2(i)

Eighth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and the Law Debenture Trust company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.2(j)

Ninth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2(j) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.2(k)

Tenth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on July 28, 2015 (File No. 001-35042))

Exhibit No.	Description
4.2(l)

Eleventh Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on October 21, 2015 (File No. 001-35042))

4.3(a)

Indenture, dated as of September 27, 2013, among The Nielsen Company (Luxembourg) S.ar.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings N.V. filed on September 27, 2013 (File No. 001-35042))

4.3(b)

First Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(c)

Second Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(d)

Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(e)

Fourth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Deutsche Bank Trust Company, as trustee (incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.3(f)

Fifth Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(f) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(g)

Sixth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.3(h)

Seventh Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(h) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(i)

Eighth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed on July 28, 2015 (File No. 001-35042))

4.3(j)

Ninth Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed on October 21, 2015 (File No. 001-35042))

4.4

Indenture, dated as of April 11, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 11, 2014 (File No. 001-35042))

4.4(a)

First Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.4(b)

Supplemental Indenture, dated as of July 8, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (identified therein) and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen N.V. filed on July 8, 2014 (File No. 001-35042))

4.4(c)

Third Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.4(d)

Fourth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

Exhibit No.	Description
4.4(e)

Fifth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(e) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.4(f)

Supplemental Indenture, dated as of February 25, 2015, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2015 (File No. 001-35042))

4.4(g)

Sixth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on July 28, 2015 (File No. 001-35042))

4.4(h)

Seventh Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on October 21, 2015 (File No. 001-35042))

10.1**

Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.2**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.3**

Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.4**	Offer letter to Jamere Jackson, dated February 20, 2014 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))

10.5**

Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.6(a)**

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

Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.7**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, (File No. 333-142546-29))

10.8**

2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holdings plc and its Subsidiaries (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K file by the registrant on August 31, 2015 (File No. 001-35042))

10.9(a)**

Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.9(b)**	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.9(c)**

Form of Amendment to Management Stockholder’s Agreement and Sale Participation Agreement dated September 29, 2011, originally filed on March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 27, 2011 (File No. 001-35042))

10.10(a)**

Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the Quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2010 (File No. 333-142546-29))

Exhibit No.	Description
10.10(b)**

Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.11(a)†

Amended and Restated Master Services Agreement, effective as of October 1, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(a) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.11(b)†

Amendment Number 1 to the Amended and Restated Master Services Agreement, effective as of March 31, 2008, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(b) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on January July 8, 2010 (File No. 333-167271))

10.11(c)

Amendment Number 2 to the Amended and Restated Master Services Agreement, effective as of October 31, 2007, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(c) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.11(d)†

Amendment Number 3 to the Amended and Restated Master Services Agreement, effective as of May 11, 2009, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(d) to Amendment No. 1 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010 (File No. 333-167271))

10.11(e)†

Amendment Number Four to the Amended and Restated Master Services Agreement dated and made effective as of February 7, 2013, by and between Tata America International Corporation, Tata Consultancy Services Limited and The Nielsen Company (US), LLC. (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.12**

Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

10.13**

Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K file by the registrant on August 31, 2015 (File No. 001-35042))

10.14**

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.15**

Amended and Restated Nielsen 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K file by the registrant on August 31, 2015 (File No. 001-35042))

10.16**

Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.17**	Nielsen Holdings Executive Annual Incentive Plan ((incorporated herein by reference to Annex A to the proxy statement on Form DEF14A filed on April 14, 2014 (File No. 001-35042))

10.18**

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.19(a)**

Form of Nielsen Holdings N.V. Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))

10.19(b)**	Form of Nielsen N.V. Performance Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on April 22, 2015 (File No. 001-35042))

10.20**

Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 24, 2014 (File No. 001-35042))

10.21**	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K file by the registrant on August 31, 2015 (File No. 001-35042))

10.22**	Form of Letter of Appointment (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K file by the registrant on August 31, 2015 (File No. 001-35042))

21.1*	Nielsen Holdings plc Active Subsidiaries

Exhibit No.	Description
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

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