Form 10-Q
period 2016-03-31
Nielsen Holdings plc
filed 2016-04-20
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 361,110,603 shares of the registrant’s Common Stock outstanding as of March 31, 2016.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2016	2015
Revenues	$1,487	$1,458
Cost of revenues, exclusive of depreciation and amortization shown separately below	641	622
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	465	481
Depreciation and amortization	147	142
Restructuring charges	10	14
Operating income	224	199
Interest income	1	1
Interest expense	(79)	(73)
Foreign currency exchange transaction losses, net	(1)	(26)
Income from continuing operations before income taxes	145	101
Provision for income taxes	(44)	(38)
Net income	101	63
Net income attributable to noncontrolling interests	1	—
Net income attributable to Nielsen stockholders	$100	$63
Net income per share of common stock, basic
Income from continuing operations	$0.28	$0.17
Net income attributable to Nielsen stockholders	$0.28	$0.17
Net income per share of common stock, diluted
Income from continuing operations	$0.27	$0.17
Net income attributable to Nielsen stockholders	$0.27	$0.17
Weighted-average shares of common stock outstanding, basic	361,580,670	371,169,651
Dilutive shares of common stock	3,620,469	4,192,306
Weighted-average shares of common stock outstanding, diluted	365,201,139	375,361,957
Dividends declared per common share	$0.28	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2016	2015
Net income	$101	$63
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	91	(172)
Available for sale securities (1)	—	3
Changes in the fair value of cash flow hedges (2)	(7)	(3)
Defined benefit pension plan adjustments (3)	7	6
Total other comprehensive income/(loss)	91	(166)
Total comprehensive income/(loss)	192	(103)
Less: comprehensive income/(loss) attributable to noncontrolling interests	2	(3)
Total comprehensive income/(loss) attributable to Nielsen stockholders	$190	$(100)

(1)	Net of tax of zero and $(2) million for the three months ended March 31, 2016 and 2015, respectively
(2)	Net of tax of $1 million and $2 million for the three months ended March 31, 2016 and 2015, respectively
(3)	Net of tax of $1 million and $(1) million for the three months ended March 31, 2016 and 2015, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2016	2015
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$432	$357
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $27 and $26 as of March 31, 2016 and December 31, 2015, respectively	1,239	1,235
Prepaid expenses and other current assets	383	316
Total current assets	2,054	1,908
Non-current assets
Property, plant and equipment, net	482	490
Goodwill	7,887	7,783
Other intangible assets, net	4,799	4,772
Deferred tax assets	93	78
Other non-current assets	273	272
Total assets	$15,588	$15,303
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$915	$1,013
Deferred revenues	316	322
Income tax liabilities	84	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	189	310
Total current liabilities	1,504	1,687
Non-current liabilities
Long-term debt and capital lease obligations	7,471	7,028
Deferred tax liabilities	1,024	1,074
Other non-current liabilities	877	887
Total liabilities	10,876	10,676
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 361,738,715 and 362,338,369 shares issued and 361,110,603 and 362,338,369 shares outstanding at March 31, 2016 and December 31, 2015, respectively	32	32
Additional paid-in capital	5,066	5,119
Retained earnings	387	341
Accumulated other comprehensive loss, net of income taxes	(969)	(1,059)
Total Nielsen stockholders’ equity	4,516	4,433
Noncontrolling interests	196	194
Total equity	4,712	4,627
Total liabilities and equity	$15,588	$15,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2016	2015
Operating Activities
Net income	$101	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13	14
Currency exchange rate differences on financial transactions and other losses	1	26
Depreciation and amortization	147	142
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	3	47
Prepaid expenses and other current assets	(45)	(56)
Accounts payable and other current liabilities and deferred revenues	(191)	(200)
Other non-current liabilities	(7)	(1)
Interest payable	50	57
Income taxes	15	9
Net cash provided by operating activities	87	101
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(47)	(191)
Additions to property, plant and equipment and other assets	(28)	(33)
Additions to intangible assets	(81)	(69)
Other investing activities	—	2
Net cash used in investing activities	(156)	(291)
Financing Activities
Net payments under revolving credit facility	(164)	(205)
Proceeds from issuances of debt, net of issuance costs	496	746
Repayment of debt	(25)	(25)
Cash dividends paid to stockholders	(101)	(90)
Repurchase of common stock	(83)	(141)
Proceeds from exercise of stock options	18	6
Other financing activities	(11)	(3)
Net cash provided by financing activities	130	288
Effect of exchange-rate changes on cash and cash equivalents	14	(28)
Net increase in cash and cash equivalents	75	70
Cash and cash equivalents at beginning of period	357	273
Cash and cash equivalents at end of period	$432	$343
Supplemental Cash Flow Information
Cash paid for income taxes	$(29)	$(29)
Cash paid for interest, net of amounts capitalized	$(29)	$(16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch and listen to (“Watch”). Nielsen has a presence in more than 100 countries, with its registered office located in Oxford, the United Kingdom and headquarters located in New York, USA.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2016 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 1,609,503 and 2,418,103 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, as such shares would have been anti-dilutive.

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

The Company currently expects to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At March 31, 2016, the DICOM exchange rate was 270.5 bolivars to the U.S. dollar.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the March 31, 2016 DICOM rate were $2 million.

2. Summary of Recent Accounting Pronouncements

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued an Accounting Standards Update (“ASU”), “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard was issued to amend the guidance on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption for most of the provisions is not allowed. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Leases

In February 2016, the FASB issued an ASU, “Leases”. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Investments- Equity Method and Joint Ventures

In March 2016, the FASB issued an ASU, “Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”. This new standard eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Under the provisions of this ASU, when circumstances dictate that an investment accounted for under the cost method should no longer be a cost method investee but be accounted for under the equity method, there will no longer be a required retrospective restatement. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Compensation- Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. Nielsen elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits. Further, the Company elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $26 million increase to operating cash flow and a $26 million decrease to cash flows from financing activities for the period ended March 31, 2015.

3. Business Acquisitions

For the three months ended March 31, 2016, Nielsen paid cash consideration of $47 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2015, Nielsen paid cash consideration of $191 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2016.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2015	$2,789	$4,994	$7,783
Acquisitions, divestitures and other adjustments	2	32	34
Effect of foreign currency translation	63	7	70
Balance, March 31, 2016	$2,854	$5,033	$7,887

At March 31, 2016, $58 million of the goodwill is expected to be deductible for income tax purposes.

During 2016 we updated our reporting structure in a manner that changed the composition of our reporting units. As a result of this change in reporting units, we performed an interim goodwill impairment analysis during 2016 immediately prior to the change and determined the estimated fair values of the impacted reporting units exceeded their carrying value (including goodwill). As such, there was no impairment as a result of this change.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2016	2015	2016	2015
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	167	167	(88)	(84)
Customer-related intangibles	3,028	3,013	(1,230)	(1,193)
Covenants-not-to-compete	38	37	(36)	(35)
Computer software	2,025	1,919	(1,108)	(1,055)
Patents and other	172	168	(90)	(86)
Total	$5,430	$5,304	$(2,552)	$(2,453)

Amortization expense associated with the above intangible assets was $101 million and $100 million for the three months ended March 31, 2016 and 2015, respectively. These amounts included amortization expense associated with computer software of $53 million and $54 million for the three months ended March 31, 2016 and 2015, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2016 and 2015.

	Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive income/(loss) before reclassifications	91	(8)	4	87
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	3	4
Net current period other comprehensive income/(loss)	91	(7)	7	91
Net current period other comprehensive income attributable to noncontrolling interest	1	—	—	1
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	90	(7)	7	90
Balance March 31, 2016	$(677)	$(10)	$(282)	$(969)

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(172)	3	(5)	1	(173)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	2	5	7
Net current period other comprehensive (loss)/income	(172)	3	(3)	6	(166)
Net current period other comprehensive loss attributable to noncontrolling interest	(3)	—	—	—	(3)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(169)	3	(3)	6	(163)
Balance March 31, 2015	$(587)	$22	$(5)	$(370)	$(940)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2016 and 2015, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2016	March 31, 2015	Statement of Operations
Cash flow hedges
Interest rate contracts	$1	$3	Interest expense
	—	1	Benefit for income taxes
	$1	$2	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$5	$6	(a)
	2	1	Benefit for income taxes
	$3	$5	Total, net of tax
Total reclassification for the period	$4	$7	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2015	$38
Charges	10
Payments	(15)
Balance at March 31, 2016	$33

Nielsen recorded $10 million and $14 million in restructuring charges for the three months ended March 31, 2016 and 2015, respectively, primarily relating to severance costs.

Of the $33 million in remaining liabilities for restructuring actions at March 31, 2016, $25 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2016.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31,
(IN MILLIONS)	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Total	$32	$32	$—	—
Liabilities:
Interest rate swap arrangements (3)	$14	—	$14	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$44	$30	$14	—

	December 31,
	2015	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Total	$32	$32	—	—
Liabilities:
Interest rate swap arrangements (3)	$6	—	$6	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$36	$30	$6	—

(1)

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

(2)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2016, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Nielsen manages translation risk exposure by creating “natural hedges” in its financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. Nielsen does not trade derivative financial instruments for speculative purposes. During the quarters ended March 31, 2016 and 2015, Nielsen recorded a net gain of zero and $2 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015 the notional amount of the outstanding foreign currency derivative financial instruments were $132 million and $37 million, respectively.

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

As of March 31, 2016 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
Derivatives Designated as Hedging	Accounts Payable		Accounts Payable	Other
Instruments	and Other Current	Other Non-Current	and Other Current	Non-Current
(IN MILLIONS)	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$—	$14	$1	$5

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2016 and 2015 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2016	2015		2016	2015
Interest rate swaps	$10	$8	Interest expense	$1	$3

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2016.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2016.

	March 31, 2016			December 31, 2015
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.18% ) due 2019		—	—		1,455	1,454
$2,080 million Senior secured term loan (LIBOR based variable rate of 2.44% ) due 2019		1,933	1,932		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.69% ) due 2017		491	490		492	492
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.44% ) due 2021		1,077	1,083		1,080	1,082
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.71%) due 2021		319	320		305	306
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		—	—		164	163
Total senior secured credit facilities (with weighted- average interest rate)	2.90%	3,820	3,825	2.78%	3,496	3,497
$800 million 4.50% senior debenture loan due 2020		792	818		792	808
$625 million 5.50% senior debenture loan due 2021		617	648		617	640
$2,300 million 5.00% senior debenture loan due 2022		2,284	2,336		2,284	2,270
Total debenture loans (with weighted-average interest rate)	5.22%	3,693	3,802	5.22%	3,693	3,718
Other loans		7	7		7	7
Total long-term debt	4.05%	7,520	7,634	4.04%	7,196	7,222
Capital lease and other financing obligations		140			142
Total debt and other financing arrangements		7,660			7,338
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		189			310
Non-current portion of long-term debt and capital lease and other financing obligations		$7,471			$7,028

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2016 to December 31, 2016	$117
2017	677
2018	270
2019	1,389
2020	806
2021	1,952
Thereafter	2,309
$7,520

On March 30, 2016, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), dated as of April 22, 2014, which provides for additional Class A Term Loans in an aggregate principal amount of $500 million, maturing in full in April 2019 (the “Additional Class A Term Loans”). The Additional Class A Term Loans are required to be repaid in quarterly installments ranging from 1.369% to 4.11% of the original principal amount (as may be reduced as a result of voluntary prepayments), with the balance payable on the maturity date. The Additional Class A Term Loans bear interest equal to, at the election of Nielsen, a base rate or eurocurrency rate, in each case plus an applicable margin which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by the Company’s total leverage ratio (as defined in the Amended Credit Agreement). This amendment was accounted for as a modification of the Amended Credit Agreement.

9. Stockholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2016
Actual number of shares of common stock outstanding
Beginning of period	362,338,369
Shares of common stock issued through compensation plans	517,378
Repurchases of common stock	(1,745,144)
End of period	361,110,603

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2015 and the three months ended March 31, 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28

On April 19, 2016, the Company’s Board of Directors declared a cash dividend of $0.31 per share on our common stock. The dividend is payable on June 16, 2016 to stockholders of record at the close of business on June 2, 2016.

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

The Company’s Board of Directors has approved a share repurchase program, as included in the below table, for up to $2 billion in the aggregate of our outstanding common stock. The primary purpose of the program is to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2015 and 2016.

As of March 31, 2016, there have been 27,507,555 shares of our common stock purchased at an average price of $44.64 per share (total consideration of approximately $1,228 million) under this program.

The activity for the three months ended March 31, 2016 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	45.62	628,054	$826,841,315
February 1- 29	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,086
Total	27,507,555	$44.64	27,507,555

10. Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 30% and 38%, respectively. The tax rate for the three months ended March 31, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies. The tax rate for the three months ended March 31, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions and audit settlements, offset by the favorable impact of certain financing activities and the release of certain tax contingencies. The principal reasons for the reduction in the first quarter effective tax rate in 2016 when compared to 2015 was due to the impact of share-based compensation excess tax benefit and increases in the amount of releases of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2016 is $466 million and was $461 million as of December 31, 2015. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2016
Revenues	$793	$694	—	$1,487
Depreciation and amortization	$51	$95	$1	$147
Restructuring charges	$6	$2	$2	$10
Stock-based compensation expense	$4	$3	$6	$13
Other items(1)	$1	$—	$7	$8
Operating income/(loss)	$52	$197	$(25)	$224
Business segment income/(loss)(2)	$114	$297	$(9)	$402
Total assets as of March 31, 2016	$6,613	$8,720	$255	$15,588

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2015
Revenues	$798	$660	—	$1,458
Depreciation and amortization	$53	$88	$1	$142
Restructuring charges	$7	$4	$3	$14
Stock-based compensation expense	$5	$2	$7	$14
Other items(1)	$—	$—	$11	$11
Operating income/(loss)	$45	$184	$(30)	$199
Business segment income/(loss)(2)	$110	$278	$(8)	$380
Total assets as of December 31, 2015	$6,537	$8,650	$116	$15,303

(1)	Other items primarily consist of non-recurring costs for the three months ended March 31, 2016 and 2015.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of March 31, 2016 and December 31, 2015 and consolidating statements of operations and cash flows for the periods ended March 31, 2016 and 2015. During the three months ended September 30, 2015, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted prior periods to reflect the current year structure.

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

Nielsen Holdings plc

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$871	$616	$—	$1,487
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	331	310	—	641
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	259	206	—	465
Depreciation and amortization	—	—	119	28	—	147
Restructuring charges	—	—	5	5	—	10
Operating income	—	—	157	67	—	224
Interest income	—	210	9	1	(219)	1
Interest expense	(1)	(74)	(214)	(9)	219	(79)
Foreign currency exchange transaction losses, net	—	—	(1)	—	—	(1)
Other (expense)/income, net	—	(1)	8	(7)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	135	(41)	52	—	145
(Provision)/benefit for income taxes	—	(47)	28	(25)	—	(44)
Equity in net income/(loss) of subsidiaries	101	(10)	114	—	(205)	—
Net income	100	78	101	27	(205)	101
Less: Net income attributable to noncontrolling interests	—	—	—	1	—	1
Net income attributable to controlling interests	100	78	101	26	(205)	100
Total other comprehensive income	90	114	90	92	(295)	91
Total other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive income attributable to controlling interests	90	114	90	91	(295)	90
Total comprehensive income	190	192	191	119	(500)	192
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income attributable to controlling interest	$190	$192	$191	$117	$(500)	$190

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$846	$612	$—	$1,458
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	312	310	—	622
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	258	222	—	481
Depreciation and amortization	—	—	113	29	—	142
Restructuring charges	—	—	11	3	—	14
Operating (loss)/income	(1)	—	152	48	—	199
Interest income	—	220	11	1	(231)	1
Interest expense	—	(68)	(224)	(12)	231	(73)
Foreign currency exchange transaction losses, net	—	—	(11)	(15)	—	(26)
Other (expense)/income, net	—	—	(17)	17	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(1)	152	(89)	39	—	101
(Provision)/benefit for income taxes	—	(53)	39	(24)	—	(38)
Equity in net income/(loss) of subsidiaries	64	(15)	114	—	(163)	—
Net income	63	84	64	15	(163)	63
Total other comprehensive loss	(163)	(9)	(163)	(232)	401	(166)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total other comprehensive loss attributable to controlling interests	(163)	(9)	(163)	(229)	401	(163)
Total comprehensive (loss)/income	(100)	75	(99)	(217)	238	(103)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive (loss)/income attributable to controlling interest	$(100)	$75	$(99)	$(214)	$238	$(100)

Nielsen Holdings plc

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$6	18	88	320	—	432
Trade and other receivables, net	4	—	568	667	—	1,239
Prepaid expenses and other current assets	—	—	245	138	—	383
Intercompany receivables	—	720	221	188	(1,129)	—
Total current assets	10	738	1,122	1,313	(1,129)	2,054
Non-current assets
Property, plant and equipment, net	—	—	318	164	—	482
Goodwill	—	—	5,739	2,148	—	7,887
Other intangible assets, net	—	—	4,336	463	—	4,799
Deferred tax assets	1	—	74	18	—	93
Other non-current assets	—	—	173	100	—	273
Equity investment in subsidiaries	5,080	1,533	3,937	—	(10,550)	—
Intercompany loans	—	11,274	3,921	161	(15,356)	—
Total assets	$5,091	$13,545	$19,620	$4,367	$(27,035)	$15,588
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$95	$362	$458	$—	$915
Deferred revenues	—	—	193	123	—	316
Income tax liabilities	—	—	42	42	—	84
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	161	27	1	—	189
Intercompany payables	24	—	889	216	(1,129)	—
Total current liabilities	24	256	1,513	840	(1,129)	1,504
Non-current liabilities
Long-term debt and capital lease obligations	—	7,352	103	16	—	7,471
Deferred tax liabilities	—	62	874	88	—	1,024
Intercompany loans	549	2,985	11,436	386	(15,356)	—
Other non-current liabilities	2	14	614	247	—	877
Total liabilities	575	10,669	14,540	1,577	(16,485)	10,876
Total stockholders’ equity	4,516	2,876	5,080	2,594	(10,550)	4,516
Noncontrolling interests	—	—	—	196	—	196
Total equity	4,516	2,876	5,080	2,790	(10,550)	4,712
Total liabilities and equity	$5,091	$13,545	$19,620	$4,367	$(27,035)	$15,588

Nielsen Holdings plc

Condensed Consolidating Balance Sheet

December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$7	$349	$—	$357
Trade and other receivables, net	3	—	550	682	—	1,235
Prepaid expenses and other current assets	—	—	195	121	—	316
Intercompany receivables	—	595	224	178	(997)	—
Total current assets	4	595	976	1,330	(997)	1,908
Non-current assets	—
Property, plant and equipment, net	—	—	324	166	—	490
Goodwill	—	—	5,774	2,009	—	7,783
Other intangible assets, net	—	—	4,314	458	—	4,772
Deferred tax assets	1	—	51	26	—	78
Other non-current assets	—	—	175	97	—	272
Equity investment in subsidiaries	4,793	1,441	3,696	—	(9,930)	—
Intercompany receivables	—	10,763	3,692	158	(14,613)	—
Total assets	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$1	$48	$450	$514	$—	$1,013
Deferred revenues	—	—	182	140	—	322
Income tax liabilities	—	—	—	42	—	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	114	195	1	—	310
Intercompany payables	21	3	753	220	(997)	—
Total current liabilities	22	165	1,580	917	(997)	1,687
Non-current liabilities
Long-term debt and capital lease obligations	—	6,911	102	15	—	7,028
Deferred tax liabilities	—	74	977	23	—	1,074
Intercompany loans	341	2,985	10,921	366	(14,613)	—
Other non-current liabilities	2	6	629	250	—	887
Total liabilities	365	10,141	14,209	1,571	(15,610)	10,676
Total stockholders’ equity	4,433	2,658	4,793	2,479	(9,930)	4,433
Noncontrolling interests	—	—	—	194	—	194
Total equity	4,433	2,658	4,793	2,673	(9,930)	4,627
Total liabilities and equity	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303

Nielsen Holdings plc

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(2)	$60	$36	$(7)	$87
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(37)	(10)	(47)
Additions to property, plant and equipment and other assets	—	—	(20)	(8)	(28)
Additions to intangible assets	—	—	(72)	(9)	(81)
Net cash used in investing activities	—	—	(129)	(27)	(156)
Financing activities:
Net repayments under revolving credit facility	—	—	(164)	—	(164)
Repayments of debt	—	(25)	—	—	(25)
Proceeds from the issuance of debt, net of issuance costs	—	496	—	—	496
Cash dividends paid to stockholders	(101)	—	—	—	(101)
Repurchase of common stock	(83)	—	—	—	(83)
Activity under stock plans	32	—	(14)	—	18
Other financing activities	159	(513)	352	(9)	(11)
Net cash provided by/(used in) financing activities	7	(42)	174	(9)	130
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	14	14
Net increase/(decrease) in cash and cash equivalents	5	18	81	(29)	75
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$6	$18	$88	$320	$432

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$1	$10	$111	$(21)	$101
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(190)	(1)	(191)
Additions to property, plant and equipment and other assets	—	—	(29)	(4)	(33)
Additions to intangible assets	—	—	(63)	(6)	(69)
Other investing activities	—	—	2	—	2
Net cash used in investing activities	—	—	(280)	(11)	(291)
Financing activities:
Net repayments under revolving credit facility	—	—	(205)	—	(205)
Repayments of debt	—	(25)	—	—	(25)
Proceeds from the issuance of debt, net of issuance costs	—	746	—	—	746
Cash dividends paid to stockholders	(90)	—	—	—	(90)
Repurchase of common stock	(141)	—	—	—	(141)
Activity under stock plans	7	—	(1)	—	6
Other financing activities	204	(732)	508	17	(3)
Net cash (used in)/provided by financing activities	(20)	(11)	302	17	288
Effect of exchange-rate changes on cash and cash equivalents	—	—	(4)	(24)	(28)
Net (decrease)/increase in cash and cash equivalents	(19)	(1)	129	(39)	70
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$30	$—	$78	$235	$343

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2015 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 19, 2016, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2015 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2016, we paid cash consideration of $47 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on our consolidated results of operations would not have been material.

For the three months ended March 31, 2015, we paid cash consideration of $191 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on our consolidated results of operations would not have been material.

Adoption of New Accounting standard

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. We elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits. Further, we elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $26 million increase to operating cash flow and a $26 million decrease to cash flows from financing activities for the period ended March 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
U.S. Dollar	61%	60%
Euro	10%	9%
Other Currencies	29%	31%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.10 to €1.00 and $1.13 to €1.00 for the three months ended March 31, 2016 and 2015, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

We currently expect to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At March 31, 2016, the DICOM exchange rate was 270.5 bolivars to the U.S. dollar.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the March 31, 2016 DICOM rate were $2 million.

Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2016	2015
Revenues	$1,487	$1,458
Cost of revenues, exclusive of depreciation and amortization shown separately below	641	622
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	465	481
Depreciation and amortization	147	142
Restructuring charges	10	14
Operating income	224	199
Interest income	1	1
Interest expense	(79)	(73)
Foreign currency exchange transaction losses, net	(1)	(26)
Income from continuing operations before income taxes	145	101
Provision for income taxes	(44)	(38)
Net income	$101	$63

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(IN MILLIONS)	2016	2015
Net income	$101	$63
Interest expense, net	78	72
Provision for income taxes	44	38
Depreciation and amortization	147	142
EBITDA	370	315
Other non-operating expense, net	1	26
Restructuring charges	10	14
Stock-based compensation expense	13	14
Other items(a)	8	11
Adjusted EBITDA	$402	$380

(a)	Other items primarily consist of non-recurring costs for the three months ended March 31, 2016 and 2015.

Consolidated Results for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

Revenues increased 2.0% to $1,487 million for the three months ended March 31, 2016 from $1,458 million for the three months ended March 31, 2015, or 5.2% on a constant currency basis, excluding a 3.2% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 0.6% (an increase of 4.3% on a constant currency basis). Revenues within our Watch segment increased 5.2% (6.3% on a constant currency basis). Refer to the “Business Segment Results for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.1% to $641 million for the three months ended March 31, 2016 from $622 million for the three months ended March 31, 2015, or an increase of 6.8% on a constant currency basis, excluding a 3.7% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 0.3%, or an increase of 5.1% on a constant currency basis.  Excluding a 5.4% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 5.6%, or 6.9% on a constant currency basis.  Excluding a 1.3% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 3.3% to $465 million for the three months ended March 31, 2016 from $481 million for the three months ended March 31, 2015, or an increase of 0.4% on a constant currency basis, excluding a 3.7% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.2%, or an increase of 2.6% on a constant currency basis.  Excluding a 4.8% favorable impact of changes in foreign currency exchange rates, selling, general and administrative increased due to continued global investments associated with our services.

Costs within our Watch segment increased 1.5%, or 3.0% on a constant currency basis. Excluding a 1.5% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to investments in product development initiatives.

Corporate costs decreased by approximately $9 million due primarily to lower non-recurring costs and stock-based compensation expense in the three months ended March 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense was $147 million for the three months ended March 31, 2016 as compared to $142 million for the three months ended March 31, 2015.

Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations increased to $52 million for the three months ended March 31, 2016 from $50 million for the three months ended March 31, 2015.

Restructuring Charges

We recorded $10 million and $14 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended March 31, 2016 and 2015, respectively.

Operating Income

Operating income for the three months ended March 31, 2016 was $224 million as compared to $199 million for the three months ended March 31, 2015. Operating income within our Buy segment was $52 million for the three months ended March 31, 2016 as compared to $45 million for the three months ended March 31, 2015. Operating income within our Watch segment was $197 million for the three months ended March 31, 2016 as compared to $184 million for the three months ended March 31, 2015. Corporate operating expenses were $25 million for the three months ended March 31, 2016 as compared to $30 million for the three months ended March 31, 2015.

Interest Expense

Interest expense was $79 million for the three months ended March 31, 2016 as compared to $73 million for the three months ended March 31, 2015. This increase is primarily due to the issuance of $750 million 5.00% Senior Notes in February 2015.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.10 to €1.00 for the three months ended March 31, 2016 as compared to $1.13 to €1.00 for the three months ended March 31, 2015.

We realized net foreign currency losses of $26 million for the three months ended March 31, 2015, resulting primarily from the revaluation of our U.S. denominated debt and cash held in Euro functional currency entities of $13 million, the devaluation of the Venezuela bolivars Fuertes of $7 million as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions, partially offset by a gain of $2 million associated with foreign currency derivative financial instruments.

Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 30% and 38%, respectively. The tax rate for the three months ended March 31, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies. The tax rate for the three months ended March 31, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, the effect of global licensing activities and foreign distributions and audit settlements, offset by the favorable impact of certain financing activities and the release of certain tax contingencies. The principal reasons for the reduction in the first quarter effective tax rate in 2016 when compared to 2015 was due to the impact of share-based compensation excess tax benefit and increases in the amount of releases of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2016 is $466 million and was $461 million as of December 31, 2015. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 5.8% to $402 million for the three months ended March 31, 2016 from $380 million for the three months ended March 31, 2015, or 7.2% on a constant currency basis, excluding a 1.4% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% Variance 2016 vs. 2015 Reported	Three Months Ended March 31, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Developed Markets	$550	$549	0.2%	$539	2.0%
Emerging Markets	243	249	(2.4)%	221	10.0%
Buy Segment	$793	$798	(0.6)%	$760	4.3%

Audience Measurement (Video and Text)	$472	$445	6.1%	$439	7.5%
Audio	120	120	0.0%	119	0.8%
Marketing Effectiveness	67	52	28.8%	52	28.8%
Other Watch	35	43	(18.6)%	43	(18.6)%
Watch Segment	694	660	5.2%	653	6.3%
Total	$1,487	$1,458	2.0%	$1,413	5.2%

Buy Segment Revenues

Revenues decreased 0.6% to $793 million for the three months ended March 31, 2016 from $798 million for the three months ended March 31, 2015, or an increase of 4.3% on a constant currency basis, excluding a 4.9% unfavorable impact of changes in foreign currency exchange rates.

Revenues from developed markets increased 0.2% to $550 million, or an increase of 2.0% on a constant currency basis, excluding a 1.8% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of new client wins in our subscription-based products.

Revenues from emerging markets decreased 2.4% to $243 million, or an increase of 10.0% on a constant currency basis, excluding a 12.4% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad based demand for our services within both our multinational and local client bases.  For the three months ended March 31, 2016, these investments drove double-digit growth in Latin America, South East Asia and China, along with mid to high single digit growth in Africa and Eastern Europe.

Watch Segment Revenues

Revenues increased 5.2% to $694 million for the three months ended March 31, 2016 from $660 million for the three months ended March 31, 2015, or an increase of 6.3% on a constant currency basis, excluding a 1.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement of Video and Text, which increased 6.1% (7.5% on a constant currency basis) due to continued client adoption of our Total Audience Measurement framework and continued investments. Audio growth was flat, an increase of 0.8% on a constant currency basis, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Our Marketing Effectiveness offerings had another strong quarter, growing 28.8% (28.8% on a constant currency basis), due to our investments in eXelate and Nielsen Catalina Solutions as well as client’s growing demand for our Marketing ROI and precision targeting tools. Other Watch revenues decreased by 18.6% (18.6% on a constant currency basis) due to the sale of the National Research Group, Inc., which was completed in the fourth quarter of 2015.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2016 and 2015, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED MARCH 31, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$52	$6	$51	$4	$1	$114
Watch	197	2	95	3	—	297
Corporate and Eliminations	(25)	2	1	6	7	(9)
Total Nielsen	$224	$10	$147	$13	$8	$402

THREE MONTHS ENDED MARCH 31, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$45	$7	$53	$5	$—	$110
Watch	184	4	88	2	—	278
Corporate and Eliminations	(30)	3	1	7	11	(8)
Total Nielsen	$199	$14	$142	$14	$11	$380

(1)	Other items primarily consist of non-recurring costs for the three months ended March 31, 2016 and 2015.

(IN MILLIONS)	Three Months Ended March 31, 2016 Reported	Three Months Ended March 31, 2015 Reported	% Variance 2016 vs. 2015 Reported	Three Months Ended March 31, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$114	$110	3.6%	$106	7.5%
Watch	297	278	6.8%	277	7.2%
Corporate and Eliminations	(9)	(8)	NM	(8)	NM
Total Nielsen	$402	$380	5.8%	$375	7.2%

Buy Segment Profitability

Operating income was $52 million for the three months ended March 31, 2016 as compared to $45 million for the three months ended March 31, 2015, primarily due to decreases in depreciation and amortization expense, restructuring charges and stock-based compensation expense. Non-GAAP business segment income increased 7.5% on a constant currency basis.

Watch Segment Profitability

Operating income was $197 million for the three months ended March 31, 2016 as compared to $184 million for the three months ended March 31, 2015. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives. Non-GAAP business segment income increased 7.2% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $25 million for the three months ended March 31, 2016 as compared to $30 million for the three months ended March 31, 2015 due primarily to lower non-recurring charges for the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $87 million during the three months ended March 31, 2016 as compared to $101 million for the three months ended March 31, 2015, a decrease of $14 million due to improved financial performance and working capital management more than offset by the Company’s $36 million cash contribution to the Nielsen Foundation during the three months ended March 31, 2016. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2016 and 2015:

(IN MILLIONS)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net cash from operating activities	$87	$101
Cash and cash equivalents	$432	$343
Availability under Revolving credit facility	$568	$495

Of the $432 million in cash and cash equivalents, approximately $329 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Weighted average interest rate	4.05%	4.00%
Cash paid for interest, net of amounts capitalized (in millions)	$29	$16

On March 30, 2016, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), dated as of April 22, 2014, which provides for additional Class A Term Loans in an aggregate principal amount of $500 million, maturing in full in April 2019 (the “Additional Class A Term Loans”). The Additional Class A Term Loans are required to be repaid in quarterly installments ranging from 1.369% to 4.11% of the original principal amount (as may be reduced as a result of voluntary prepayments), with the balance payable on the maturity date. The Additional Class A Term Loans bear interest equal to, at the election of Nielsen Finance, a base rate or eurocurrency rate, in each case plus an applicable margin which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by our total leverage ratio (as defined in the Amended Credit Agreement).

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

Financial Debt Covenants Attributable to TNC B.V.

The Amended Credit Agreement contains a financial covenant consisting of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of March 31, 2016, we were in full compliance with the financial covenant described above.

Revolving Credit Facility

The Amended Credit Agreement contains a senior secured revolving credit facility with aggregate revolving credit commitments of $575 million and a final maturity of April 2019 under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans.

The senior secured revolving credit facility is provided under the Amended Credit Agreement and so contains covenants and restrictions as noted above with respect to the Amended Credit Agreement. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Amended Credit Agreement.

As of March 31, 2016 and 2015, we had zero and $75 million borrowings outstanding and had outstanding letters of credit of $7 million and $5 million, respectively. As of March 31, 2016, we had $568 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2015 and the three months ended March 31, 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28

On April 19, 2016, our Board of Directors declared a cash dividend of $0.31 per share on our common stock. The dividend is payable on June 16, 2016 to stockholders of record at the close of business on June 2, 2016.

Our Board of Directors approved a share repurchase program, as included in the below table, for up to $2 billion of our outstanding common stock. The primary purpose of the program is to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2015 and 2016.

As of March 31, 2016, there have been 27,507,555 shares of our common stock purchased at an average price of $44.64 per share (total consideration of approximately $1,228 million) under this program.

The activity for the three months ended March 31, 2016 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	45.62	628,054	$826,841,315
February 1- 29	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,086
Total	27,507,555	$44.64	27,507,555

Cash Flows

Operating activities. Net cash provided by operating activities was $87 million for the three months ended March 31, 2016, as compared to $101 million for the three months ended March 31, 2015. This decrease was due to improved financial performance and working capital management more than offset by our $36 million cash contribution to the Nielsen Foundation during the three months ended March 31, 2016. Our key collections performance measure, days billing outstanding (DBO), decreased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $156 million for the three months ended March 31, 2016, as compared to $291 million for the three months ended March 31, 2015. The primary driver for the decrease was lower acquisition costs during the three months ended March 31, 2016 as compared to the same period for 2015.

Financing activities. Net cash provided by financing activities was $130 million for the three months ended March 31, 2016 as compared to $288 million for the three months ended March 31, 2015. The decrease in net cash provided by financing activities is primarily due to the decrease in net proceeds from debt issuance for the three months ended March 31, 2016 as compared to the net proceeds from the debt issuance for the three months ended March 31, 2015, partially offset by lower share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the three months ended March 31, 2016 as compared to the same period of 2015, and lower net repayments of the revolving credit facility in 2016.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $109 million for the three months ended March 31, 2016 as compared to $102 million for the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued an Accounting Standards Update (“ASU”), “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard was issued to amend the guidance on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption for most of the provisions is not allowed.  We are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

Leases

In February 2016, the FASB issued an ASU, “Leases”. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

Investments- Equity Method and Joint Ventures

In March 2016, the FASB issued an ASU, “Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”. This new standard eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Under the provisions of this ASU, when circumstances dictate that an investment accounted for under the cost method should no longer be a cost method investee but be accounted for under the equity method, there will no longer be a required retrospective restatement. We are currently assessing the impact the adoption this ASU will have on our condensed consolidated financial statements.

Compensation- Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. We elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits. Further, we elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $26 million increase to operating cash flow and a $26 million decrease to cash flows from financing activities for the period ended March 31, 2015

Commitments and Contingencies

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 39% of our revenues and 42% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2016. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $5 million annually, with an immaterial impact on our profitability.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing. It is our policy not to trade derivative financial instruments for speculative purposes. During the quarters ended March 31, 2016 and 2015, we recorded a net gain of zero and $2 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of March 31, 2016 and December 31, 2015, the notional amount of outstanding foreign currency derivative financial instruments were $132 million and $37 million, respectively.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2016:

	U.S. Dollar	Euro	Other Currencies
Revenues	61%	10%	29%
Operating costs	58%	10%	32%

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

We currently expect to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At March 31, 2016, the DICOM exchange rate was 270.5 bolivars to the U.S. dollar.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the March 31, 2016 DICOM rate totaled $2 million.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2016, we had $3,820 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,325 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $15 million ($38 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock for the three months ended March 31, 2016.

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

As of March 31, 2016, there have been 27,507,555 shares of our common stock purchased at an average price of $44.64 per share (total consideration of approximately $1,228 million) under this program.

The activity during the three months ended March 31, 2016 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1-31	628,054	$45.62	628,054	$826,841,315
February 1-29	687,473	$47.41	687,473	$794,246,197
March 1-31	429,617	$51.48	429,617	$772,128,086
Total	1,745,144	$47.77	1,745,144

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings plc (Registrant)

Date: April 20, 2016	/s/ Jeffrey R. Charlton
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

4.1

Amendment No. 1, dated as of March 30, 2016, to the Fourth Amended and Restated Credit Agreement dated April 22, 2014 (incorporated herein by reference to the Current Report on Form 8-K filed on March 30, 2016 (File No. 001-35042))

10.1*	Form of Nielsen Holdings plc Performance Restricted Stock Unit Award Agreement

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith