Form 10-Q
period 2016-06-30
Nielsen Holdings plc
filed 2016-07-26
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 357,345,758 shares of the registrant’s Common Stock outstanding as of June 30, 2016.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2016	2015	2016	2015
Revenues	$1,596	$1,559	$3,083	$3,017
Cost of revenues, exclusive of depreciation and amortization shown separately below	654	648	1,295	1,270
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	474	465	939	946
Depreciation and amortization	152	146	299	288
Restructuring charges	34	14	44	28
Operating income	282	286	506	485
Interest income	1	1	2	2
Interest expense	(83)	(79)	(162)	(152)
Foreign currency exchange transaction losses, net	(4)	(6)	(5)	(32)
Income from continuing operations before income taxes	196	202	341	303
Provision for income taxes	(82)	(86)	(126)	(124)
Net income	114	116	215	179
Net income attributable to noncontrolling interests	1	2	2	2
Net income attributable to Nielsen stockholders	$113	$114	$213	$177
Net income per share of common stock, basic
Income from continuing operations	$0.31	$0.31	$0.59	$0.48
Net income attributable to Nielsen stockholders	$0.31	$0.31	$0.59	$0.48
Net income per share of common stock, diluted
Income from continuing operations	$0.31	$0.31	$0.58	$0.47
Net income attributable to Nielsen stockholders	$0.31	$0.31	$0.58	$0.47
Weighted-average shares of common stock outstanding, basic	359,264,465	368,364,597	360,422,568	369,759,375
Dilutive shares of common stock	3,952,412	4,216,436	3,786,441	4,204,371
Weighted-average shares of common stock outstanding, diluted	363,216,877	372,581,033	364,209,009	373,963,746
Dividends declared per common share	$0.31	$0.28	$0.59	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS)	2016	2015	2016	2015
Net income	$114	$116	$215	$179
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(41)	35	50	(137)
Available for sale securities (1)	—	1	—	4
Changes in the fair value of cash flow hedges (2)	(3)	1	(10)	(2)
Defined benefit pension plan adjustments (3)	—	4	7	10
Total other comprehensive (loss)/income	(44)	41	47	(125)
Total comprehensive income	70	157	262	54
Less: comprehensive (loss)/income attributable to noncontrolling interests	(1)	1	1	(2)
Total comprehensive income attributable to Nielsen stockholders	$71	$156	$261	$56

(1)	Net of tax of zero and $(1) million for the three months ended June 30, 2016 and 2015, respectively, and zero and $(3) million for the six months ended June 30, 2016 and 2015, respectively
(2)	Net of tax of $1 million and $(1) million for the three months ended June 30, 2016 and 2015, respectively, and $2 million and $1 million for the six months ended June 30, 2016 and 2015, respectively
(3)	Net of tax of $1 million and $(1) million for the three months ended June 30, 2016 and 2015, respectively, and $2 million and $(2) million for the six months ended June 30, 2016 and 2015, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2016	2015
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$346	$357
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $25 and $28 as of June 30, 2016 and December 31, 2015, respectively	1,313	1,235
Prepaid expenses and other current assets	376	316
Total current assets	2,035	1,908
Non-current assets
Property, plant and equipment, net	478	490
Goodwill	7,971	7,783
Other intangible assets, net	4,863	4,772
Deferred tax assets	97	78
Other non-current assets	274	272
Total assets	$15,718	$15,303
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$868	$1,013
Deferred revenues	324	322
Income tax liabilities	148	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	1,075	310
Total current liabilities	2,415	1,687
Non-current liabilities
Long-term debt and capital lease obligations	6,933	7,028
Deferred tax liabilities	1,038	1,074
Other non-current liabilities	864	887
Total liabilities	11,250	10,676
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 357,916,770 and 362,338,369 shares issued and 357,345,758 and 362,338,369 shares outstanding at June 30, 2016 and December 31, 2015, respectively	32	32
Additional paid-in capital	4,865	5,119
Retained earnings	389	341
Accumulated other comprehensive loss, net of income taxes	(1,011)	(1,059)
Total Nielsen stockholders’ equity	4,275	4,433
Noncontrolling interests	193	194
Total equity	4,468	4,627
Total liabilities and equity	$15,718	$15,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2016	2015
Operating Activities
Net income	$215	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	26	27
Currency exchange rate differences on financial transactions and other losses	6	34
Equity in net income of affiliates, net of dividends received	2	1
Depreciation and amortization	299	288
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(63)	4
Prepaid expenses and other current assets	(44)	(59)
Accounts payable and other current liabilities and deferred revenues	(200)	(187)
Other non-current liabilities	(7)	(4)
Interest payable	5	12
Income taxes	58	59
Net cash provided by operating activities	297	354
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(252)	(197)
Additions to property, plant and equipment and other assets	(55)	(69)
Additions to intangible assets	(166)	(130)
Other investing activities	1	3
Net cash used in investing activities	(472)	(393)
Financing Activities
Net borrowings/(payments) under revolving credit facility	221	(72)
Proceeds from issuances of debt, net of issuance costs	496	746
Repayment of debt	(56)	(49)
Cash dividends paid to stockholders	(212)	(192)
Repurchase of common stock	(304)	(320)
Proceeds from exercise of stock options	29	26
Other financing activities	(23)	(12)
Net cash provided by financing activities	151	127
Effect of exchange-rate changes on cash and cash equivalents	13	(30)
Net (decrease)/increase in cash and cash equivalents	(11)	58
Cash and cash equivalents at beginning of period	357	273
Cash and cash equivalents at end of period	$346	$331
Supplemental Cash Flow Information
Cash paid for income taxes	$(68)	$(65)
Cash paid for interest, net of amounts capitalized	$(157)	(140)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2016 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 1,448,913 and 2,349,596 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2016 and 2015, respectively, as such shares would have been anti-dilutive.

The effect of 1,529,208 and 2,383,850 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2016 and 2015, respectively, as such shares would have been anti-dilutive.

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

The Company currently expects to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At June 30, 2016, the DICOM exchange rate was 626.0 bolivars to the U.S. dollar.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the June 30, 2016 DICOM rate were $2 million.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

3. Business Acquisitions

For the six months ended June 30, 2016, Nielsen paid cash consideration of $252 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2015, Nielsen paid cash consideration of $197 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2016.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2015	$2,789	$4,994	$7,783
Acquisitions, divestitures and other adjustments	2	159	161
Effect of foreign currency translation	27	—	27
Balance, June 30, 2016	$2,818	$5,153	$7,971

At June 30, 2016, $56 million of the goodwill is expected to be deductible for income tax purposes.

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

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2016	2015	2016	2015
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	—	—
Amortized intangibles:
Trade names and trademarks	168	167	(92)	(84)
Customer-related intangibles	3,114	3,013	(1,271)	(1,193)
Covenants-not-to-compete	39	37	(36)	(35)
Computer software	2,109	1,919	(1,168)	(1,055)
Patents and other	173	168	(94)	(86)
Total	$5,603	$5,304	$(2,661)	$(2,453)

Amortization expense associated with the above intangible assets was $109 million and $103 million for the three months ended June 30, 2016 and 2015, respectively. These amounts included amortization expense associated with computer software of $60 million and $55 million for the three months ended June 30, 2016 and 2015, respectively.

Amortization expense associated with the above intangible assets was $210 million and $203 million for the six months ended June 30, 2016 and 2015, respectively. These amounts included amortization expense associated with computer software of $113 million and $109 million for the six months ended June 30, 2016 and 2015, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2016 and 2015.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive income/(loss) before reclassifications	50	(12)	1	39
Amounts reclassified from accumulated other comprehensive loss	—	2	6	8
Net current period other comprehensive income/(loss)	50	(10)	7	47
Net current period other comprehensive loss attributable to noncontrolling interest	(1)	—	—	(1)
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	51	(10)	7	48
Balance June 30, 2016	$(716)	$(13)	$(282)	$(1,011)

	Foreign Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(137)	4	(6)	—	(139)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	10	14
Net current period other comprehensive (loss)/income	(137)	4	(2)	10	(125)
Net current period other comprehensive loss attributable to noncontrolling interest	(4)	—	—	—	(4)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(133)	4	(2)	10	(121)
Balance June 30, 2015	$(551)	$23	$(4)	$(366)	$(898)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2016 and 2015, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2016	June 30, 2015	Statement of Operations
Cash flow hedges
Interest rate contracts	$2	$3	Interest expense
	1	1	Benefit for income taxes
	$1	$2	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$6	(a)
	1	1	Benefit for income taxes
	$3	$5	Total, net of tax
Total reclassification for the period	$4	$7	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2016 and 2015, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2016	June 30, 2015	Statement of Operations
Cash flow hedges
Interest rate contracts	$3	$6	Interest expense
	1	2	Benefit for income taxes
	$2	$4	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$9	$12	(a)
	3	2	Benefit for income taxes
	$6	$10	Total, net of tax
Total reclassification for the period	$8	$14	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2015	$38
Charges	44
Payments	(32)
Balance at June 30, 2016	$50

Nielsen recorded $34 million and $14 million in restructuring charges for the three months ended June 30, 2016 and 2015, respectively, primarily relating to severance costs.

Nielsen recorded $44 million and $28 million in restructuring charges for the six months ended June 30, 2016 and 2015, respectively, primarily relating to severance costs.

Of the $50 million in remaining liabilities for restructuring actions, $41 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2016.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30,
(IN MILLIONS)	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Total	$32	$32	$—	—
Liabilities:
Interest rate swap arrangements (3)	$18	—	$18	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$48	$30	$18	—

	December 31,
	2015	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Total	$32	$32	—	—
Liabilities:
Interest rate swap arrangements (3)	$6	—	$6	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$36	$30	$6	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2016, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Nielsen manages translation risk exposure by creating “natural hedges” in its financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. Nielsen does not trade derivative financial instruments for speculative purposes. During the six months ended June 30, 2016 and 2015, Nielsen recorded a net gain of $1 million and $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of June 30, 2016 and December 31, 2015 the notional amount of the outstanding foreign currency derivative financial instruments were $312 million and $37 million, respectively.

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

In June 2016, the company entered into $250 million in aggregate notional amount of a three-year forward looking interest rate swap agreements with starting dates of June 9, 2016. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.86%.

As of June 30, 2016, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2016	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2017	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2018	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar

Nielsen expects to recognize approximately $9 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
Derivatives Designated as Hedging	Accounts Payable		Accounts Payable	Other
Instruments	and Other Current	Other Non-Current	and Other Current	Non-Current
(IN MILLIONS)	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$—	$18	$1	$5

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2016 and 2015 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2016	2015		2016	2015
Interest rate swaps	$5	$2	Interest expense	$2	$3

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2016 and 2015 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income (Effective	Six Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2016	2015		2016	2015
Interest rate swaps	$15	$10	Interest expense	$3	$6

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

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2016.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2016.

	June 30, 2016			December 31, 2015
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.18%) due 2019		—	—		1,455	1,454
$2,080 million Senior secured term loan (LIBOR based variable rate of 2.45%) due 2019		1,906	1,907		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.70%) due 2017		490	489		492	492
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.45%) due 2021		1,074	1,080		1,080	1,082
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.65%) due 2021		310	311		305	306
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		385	382		164	163
Total senior secured credit facilities (with weighted- average interest rate)	2.86%	4,165	4,169	2.78%	3,496	3,497
$800 million 4.50% senior debenture loan due 2020		793	816		792	808
$625 million 5.50% senior debenture loan due 2021		618	645		617	640
$2,300 million 5.00% senior debenture loan due 2022		2,284	2,340		2,284	2,270
Total debenture loans (with weighted-average interest rate)	5.22%	3,695	3,801	5.22%	3,693	3,718
Other loans		7	7		7	7
Total long-term debt	3.97%	7,867	7,977	4.04%	7,196	7,222
Capital lease and other financing obligations		141			142
Total debt and other financing arrangements		8,008			7,338
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		1,075			310
Non-current portion of long-term debt and capital lease and other financing obligations		$6,933			$7,028

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2016 to December 31, 2016	$474
2017	677
2018	270
2019	1,389
2020	806
2021	1,944
Thereafter	2,307
$7,867

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

9. Stockholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2016
Actual number of shares of common stock outstanding
Beginning of period	362,338,369
Shares of common stock issued through compensation plans	920,184
Repurchases of common stock	(5,912,795)
End of period	357,345,758

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2015 and the six months ended June 30, 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31

On July 21, 2016, the Company’s Board of Directors declared a cash dividend of $0.31 per share on our common stock. The dividend is payable on September 8, 2016 to stockholders of record at the close of business on August 25, 2016.

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

As of June 30, 2016, there have been 31,675,206 shares of our common stock purchased at an average price of $45.74 per share (total consideration of approximately $1,449 million) under this program.

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	$45.62	628,054	$826,841,315
February 1- 28	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,086
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
Total	31,675,206	$45.74	31,675,206

10. Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 42% and 43%, respectively. The tax rate for the three months ended June 30, 2016 was higher than the U.K. statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The effective tax rates for the six months ended June 30, 2016 and 2015 were 37% and 41%, respectively. The tax rate for the six months ended June 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies. The tax rate for the six months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of certain tax contingencies.

The estimated liability for unrecognized income tax benefits as of December 31, 2016 is $466 million and was $461 million as of December 31, 2015. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended June 30, 2016
Revenues	$852	$744	$—	$1,596
Depreciation and amortization	$54	$97	$1	$152
Restructuring charges	$21	$3	$10	$34
Stock-based compensation expense	$5	$2	$6	$13
Other items(1)	$1	$2	$6	$9
Operating income/(loss)	$85	$228	$(31)	$282
Business segment income/(loss)(2)	$166	$332	$(8)	$490
Total assets as of June 30, 2016	$6,661	$8,976	$81	$15,718

(IN MILLIONS)
Three Months Ended June 30, 2015
Revenues	$852	$707	$—	$1,559
Depreciation and amortization	$53	$92	$1	$146
Restructuring charges	$10	$4	$—	$14
Stock-based compensation expense	$4	$2	$7	$13
Other items(1)	$—	$—	$9	$9
Operating income/(loss)	$95	$216	$(25)	$286
Business segment income/(loss)(2)	$162	$314	$(8)	$468
Total assets as of December 31, 2015	$6,537	$8,650	$116	$15,303

(IN MILLIONS)	Buy	Watch	Corporate	Total
Six Months Ended June 30, 2016
Revenues	$1,645	$1,438	$—	$3,083
Depreciation and amortization	$105	$192	$2	$299
Restructuring charges	$27	$5	$12	$44
Stock-based compensation expense	$9	$5	$12	$26
Other items (1)	$2	$2	$13	$17
Operating income/(loss)	$137	$425	$(56)	$506
Business segment income/(loss) (2)	$280	$629	$(17)	$892

(IN MILLIONS)
Six Months Ended June 30, 2015
Revenues	$1,650	$1,367	$—	$3,017
Depreciation and amortization	$106	$180	$2	$288
Restructuring charges	$17	$8	$3	$28
Stock-based compensation expense	$9	$4	$14	$27
Other items (1)	$—	$—	$20	$20
Operating income/(loss)	$140	$400	$(55)	$485
Business segment income/(loss) (2)	$272	$592	$(16)	$848

(1)	Other items primarily consist of transaction related costs for the three and six months ended June 30, 2016 and 2015.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of June 30, 2016 and December 31, 2015 and consolidating statements of operations and cash flows for the periods ended June 30, 2016 and 2015. During the three months ended September 30, 2015, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted prior periods to reflect the current year structure.

The issued debt securities are jointly and severally guaranteed on a full and unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect 100% owned subsidiaries of Nielsen, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are also 100% owned indirect subsidiaries of Nielsen: Nielsen Finance LLC and Nielsen Finance Co. for certain series of debt obligations, and The Nielsen Company (Luxembourg) S,a.r.l., for the other series of debt obligations. Each issuer is a guarantor of the debt obligations not issued by it.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$913	$683	$—	$1,596
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	332	322	—	654
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	248	224	—	474
Depreciation and amortization	—	—	122	30	—	152
Restructuring charges	—	—	13	21	—	34
Operating (loss)/income	(2)	—	198	86	—	282
Interest income	—	222	10	1	(232)	1
Interest expense	(1)	(77)	(227)	(10)	232	(83)
Foreign currency exchange transaction losses, net	—	—	—	(4)	—	(4)
Other income/(expense), net	—	—	14	(14)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(3)	145	(5)	59	—	196
Provision for income taxes	—	(51)	(2)	(29)	—	(82)
Equity in net income of subsidiaries	116	25	124	—	(265)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	113	119	116	31	(265)	114
Less net income attributable to noncontrolling interests	—	—	—	1	—	1
Net income attributable to controlling interest	113	119	116	30	(265)	113
Total other comprehensive loss	(42)	(48)	(42)	(49)	137	(44)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total other comprehensive loss attributable to controlling interests	(42)	(48)	(42)	(47)	137	(42)
Total comprehensive income/(loss)	71	71	74	(18)	(128)	70
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total comprehensive income/(loss) attributable to controlling interest	$71	$71	$74	$(17)	$(128)	$71

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$899	$660	$—	$1,559
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	320	328	—	648
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	249	214	—	465
Depreciation and amortization	—	—	120	26	—	146
Restructuring charges	—	—	8	6	—	14
Operating (loss)/income	(2)	—	202	86	—	286
Interest income	—	217	8	2	(226)	1
Interest expense	—	(75)	(221)	(9)	226	(79)
Foreign currency exchange transaction losses, net	—	—	—	(6)	—	(6)
Other income/(expense), net	—	—	46	(46)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(2)	142	35	27	—	202
Provision for income taxes	—	(50)	(25)	(11)	—	(86)
Equity in net income of subsidiaries	116	20	106	—	(242)	—
Net income	114	112	116	16	(242)	116
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	114	112	116	14	(242)	114
Total other comprehensive income/(loss)	42	(109)	42	95	(29)	41
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income/(loss) attributable to controlling interests	42	(109)	42	96	(29)	42
Total comprehensive income	156	3	158	111	(271)	157
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income attributable to controlling interest	$156	$3	$158	$110	$(271)	$156

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2016

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,784	$1,299	$—	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	663	632	—	1,295
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	507	430	—	939
Depreciation and amortization	—	—	241	58	—	299
Restructuring charges	—	—	18	26	—	44
Operating (loss)/income	(2)	—	355	153	—	506
Interest income	—	432	19	2	(451)	2
Interest expense	(2)	(151)	(441)	(19)	451	(162)
Foreign currency exchange transaction losses, net	—	—	(1)	(4)	—	(5)
Other (expense)/income, net	—	(1)	22	(21)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(4)	280	(46)	111	—	341
(Provision)/benefit for income taxes	—	(98)	26	(54)	—	(126)
Equity in net income of subsidiaries	217	15	238	—	(470)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	213	197	217	58	(470)	215
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	213	197	217	56	(470)	213
Total other comprehensive income	48	66	48	43	(158)	47
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income attributable to controlling interests	48	66	48	44	(158)	48
Total comprehensive income	261	263	265	101	(628)	262
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income attributable to controlling interests	$261	$263	$265	$100	$(628)	$261

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2015

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,745	$1,272	$—	$3,017
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	632	638	—	1,270
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	507	436	—	946
Depreciation and amortization	—	—	233	55	—	288
Restructuring charges	—	—	19	9	—	28
Operating (loss)/income	(3)	—	354	134	—	485
Interest income	—	437	19	3	(457)	2
Interest expense	—	(143)	(445)	(21)	457	(152)
Foreign currency exchange transaction losses, net	—	—	(11)	(21)	—	(32)
Other income/(expense), net	—	—	29	(29)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(3)	294	(54)	66	—	303
(Provision)/benefit for income taxes	—	(103)	14	(35)	—	(124)
Equity in net income of subsidiaries	180	5	220	—	(405)	—
Net income	177	196	180	31	(405)	179
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	177	196	180	29	(405)	177
Total other comprehensive loss	(121)	(118)	(121)	(137)	372	(125)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total other comprehensive loss attributable to controlling interests	(121)	(118)	(121)	(133)	372	(121)
Total comprehensive income/(loss)	56	78	59	(106)	(33)	54
Comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income/(loss) attributable to controlling interests	$56	$78	$59	$(104)	$(33)	$56

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$(79)	$42	$26	$357	$—	$346
Trade and other receivables, net	—	—	608	705	—	1,313
Prepaid expenses and other current assets	—	—	231	145	—	376
Intercompany receivables	—	766	199	148	(1,113)	—
Total current assets	(79)	808	1,064	1,355	(1,113)	2,035
Non-current assets
Property, plant and equipment, net	—	—	310	168	—	478
Goodwill	—	—	5,768	2,203	—	7,971
Other intangible assets, net	—	—	4,344	519	—	4,863
Deferred tax assets	1	—	81	15	—	97
Other non-current assets	—	—	184	90	—	274
Equity investment in subsidiaries	5,163	1,875	4,207	—	(11,245)	—
Intercompany loans	—	11,274	4,153	158	(15,585)	—
Total assets	$5,085	$13,957	$20,111	$4,508	$(27,943)	$15,718
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$50	$348	$470	$—	$868
Deferred revenues	—	—	199	125	—	324
Income tax liabilities	—	—	77	71	—	148
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	659	415	1	—	1,075
Intercompany payables	28	—	892	193	(1,113)	—
Total current liabilities	28	709	1,931	860	(1,113)	2,415
Non-current liabilities
Long-term debt and capital lease obligations	—	6,816	101	16	—	6,933
Deferred tax liabilities	—	62	880	96	—	1,038
Intercompany loans	780	2,985	11,431	389	(15,585)	—
Other non-current liabilities	2	17	605	240	—	864
Total liabilities	810	10,589	14,948	1,601	(16,698)	11,250
Total stockholders’ equity	4,275	3,368	5,163	2,714	(11,245)	4,275
Noncontrolling interests	—	—	—	193	—	193
Total equity	4,275	3,368	5,163	2,907	(11,245)	4,468
Total liabilities and equity	$5,085	$13,957	$20,111	$4,508	$(27,943)	$15,718

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$7	$349	$—	$357
Trade and other receivables, net	3	—	550	682	—	1,235
Prepaid expenses and other current assets	—	—	195	121	—	316
Intercompany receivables	—	595	224	178	(997)	—
Total current assets	4	595	976	1,330	(997)	1,908
Non-current assets	—
Property, plant and equipment, net	—	—	324	166	—	490
Goodwill	—	—	5,774	2,009	—	7,783
Other intangible assets, net	—	—	4,314	458	—	4,772
Deferred tax assets	1	—	51	26	—	78
Other non-current assets	—	—	175	97	—	272
Equity investment in subsidiaries	4,793	1,441	3,696	—	(9,930)	—
Intercompany receivables	—	10,763	3,692	158	(14,613)	—
Total assets	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1	$48	$450	$514	$—	$1,013
Deferred revenues	—	—	182	140	—	322
Income tax liabilities	—	—	—	42	—	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	114	195	1	—	310
Intercompany payables	21	3	753	220	(997)	—
Total current liabilities	22	165	1,580	917	(997)	1,687
Non-current liabilities
Long-term debt and capital lease obligations	—	6,911	102	15	—	7,028
Deferred tax liabilities	—	74	977	23	—	1,074
Intercompany loans	341	2,985	10,921	366	(14,613)	—
Other non-current liabilities	2	6	629	250	—	887
Total liabilities	365	10,141	14,209	1,571	(15,610)	10,676
Total stockholders’ equity	4,433	2,658	4,793	2,479	(9,930)	4,433
Noncontrolling interests	—	—	—	194	—	194
Total equity	4,433	2,658	4,793	2,673	(9,930)	4,627
Total liabilities and equity	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(3)	$116	$140	$44	$297
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(239)	(13)	(252)
Additions to property, plant and equipment and other assets	—	—	(30)	(25)	(55)
Additions to intangible assets	—	—	(145)	(21)	(166)
Other investing activities	—	—	—	1	1
Net cash used in investing activities	—	—	(414)	(58)	(472)
Financing activities:
Net borrowings under revolving credit facility	—	—	221	—	221
Repayments of debt	—	(56)	—	—	(56)
Proceeds from the issuance of debt, net of issuance costs		496			496
Cash dividends paid to stockholders	(212)	—	—	—	(212)
Repurchase of common stock	(304)	—	—	—	(304)
Activity under stock plans	43	—	(14)	—	29
Settlement of intercompany and other financing activities	396	(514)	84	11	(23)
Net cash (used in)/provided by financing activities	(77)	(74)	291	11	151
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	11	13
Net (decrease)/increase in cash and cash equivalents	(80)	42	19	8	(11)
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$(79)	$42	$26	$357	$346

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$—	$258	$74	$22	$354
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(196)	(1)	(197)
Additions to property, plant and equipment and other assets	—	—	(49)	(20)	(69)
Additions to intangible assets	—	—	(117)	(13)	(130)
Other investing activities	—	—	3	—	3
Net cash used in investing activities	—	—	(359)	(34)	(393)
Financing activities:
Net borrowings under revolving credit facility	—	—	(72)	—	(72)
Repayments of debt	—	(49)	—	—	(49)
Proceeds from the issuance of debt, net of issuance costs		746			746
Cash dividends paid to stockholders	(192)	—	—	—	(192)
Repurchase of common stock	(320)	—	—	—	(320)
Activity under stock plans	28	—	(2)	—	26
Settlement of intercompany and other financing activities	464	(956)	453	27	(12)
Net cash (used in)/provided by financing activities	(20)	(259)	379	27	127
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(27)	(30)
Net (decrease)/increase in cash and cash equivalents	(20)	(1)	91	(12)	58
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$29	$—	$40	$262	$331

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2016, we paid cash consideration of $252 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on our consolidated results of operations would not have been material.

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

	Six Months Ended June 30,
	2016	2015
U.S. Dollar	60%	59%
Euro	10%	9%
Other Currencies	30%	32%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00 for each of the six months ended June 30, 2016 and 2015. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, thereby facilitating period-to-period comparisons of our business performance and is consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others.  In addition, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

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

We currently expect to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At June 30, 2016, the DICOM exchange rate was 626.0 bolivars to the U.S. dollar.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the June 30, 2016 DICOM rate were $2 million.

Results of Operations – Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2016	2015
Revenues	$1,596	$1,559
Cost of revenues, exclusive of depreciation and amortization shown separately below	654	648
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	474	465
Depreciation and amortization	152	146
Restructuring charges	34	14
Operating income	282	286
Interest income	1	1
Interest expense	(83)	(79)
Foreign currency exchange transaction losses, net	(4)	(6)
Income from continuing operations before income taxes	196	202
Provision for income taxes	(82)	(86)
Net income	$114	$116

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items considered unusual or non-recurring in nature specifically described below.

Restructuring charges: We exclude restructuring expenses, which primarily include employee severance, office consolidation and contract termination charges, from our Adjusted EBITDA to allow more accurate comparisons of the financial results to historical operations and forward-looking guidance. By excluding these expenses from our non-GAAP measures, we are better able to evaluate our ability to utilize its existing assets and estimate the long-term value these assets will generate for the

Company. Furthermore, we believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

Stock-based compensation expense: We exclude the impact of costs relating to stock-based compensation. Due to the subjective assumptions and a variety of award types, we believe that the exclusion of stock-based compensation expense, which is typically non-cash, allows for more meaningful comparisons of operating results to peer companies. Stock-based compensation expense can vary significantly based on the timing, size and nature of awards granted.

Other non-operating expenses, net: We has exclude foreign currency exchange transaction gains and losses primarily related to intercompany financing arrangements as well as other non-operating income and expense items, such as gains and losses recorded on business combinations or dispositions, sales of investments and early redemption payments made in connection with debt refinancing. We believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

Other items: To measure operating performance we exclude certain expenses that arise outside the ordinary course of our continuing operations. Such costs primarily include legal settlements, acquisition related expenses and other transaction costs. The Company believes the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(IN MILLIONS)	2016	2015
Net income	$114	$116
Interest expense, net	82	78
Provision for income taxes	82	86
Depreciation and amortization	152	146
EBITDA	430	426
Other non-operating expense, net	4	6
Restructuring charges	34	14
Stock-based compensation expense	13	13
Other items(a)	9	9
Adjusted EBITDA	$490	$468

(a)	Other items primarily consist of transaction related costs for the three months ended June 30, 2016 and 2015.

Consolidated Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Revenues increased 2.4% to $1,596 million for the three months ended June 30, 2016 from $1,559 million for the three months ended June 30, 2015, or an increase of 4.5% on a constant currency basis, excluding a 2.1% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment were flat, or an increase of 3.3% on a constant currency basis. Revenues within our Watch segment increased 5.2%, or 5.8% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 0.9% to $654 million for the three months ended June 30, 2016 from $648 million for the three months ended June 30, 2015, or an increase of 3.3% on a constant currency basis, excluding a 2.4% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.4%, or an increase of 1.1% on a constant currency basis. Excluding a 3.5% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 9.2%, or 10.1% on a constant currency basis. Excluding a 0.9% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 1.9% to $474 million for the three months ended June 30, 2016 from $465 million for the three months ended June 30, 2015, or an increase of 3.7% on a constant currency basis, excluding a 1.8% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment increased 1.9%, or an increase of 4.8% on a constant currency basis. Excluding a 2.9% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 2.9%, or a decrease of 2.2% on a constant currency basis. Excluding a 0.7% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact of productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $152 million for the three months ended June 30, 2016 as compared to $146 million for the three months ended June 30, 2015. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations and higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $53 million for the three months ended June 30, 2016 from $51 million for the three months ended June 30, 2015.

Restructuring Charges

We recorded $34 million and $14 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended June 30, 2016 and 2015, respectively.

Operating Income

Operating income for the three months ended June 30, 2016 was $282 million as compared to $286 million for the three months ended June 30, 2015. Operating income within our Buy segment was $85 million for the three months ended June 30, 2016 as compared to $95 million for the three months ended June 30, 2015. Operating income within our Watch segment was $228 million for the three months ended June 30, 2016 as compared to $216 million for the three months ended June 30, 2015. Corporate operating expenses were $31 million for the three months ended June 30, 2016 as compared to $25 million for the three months ended June 30, 2015.

Interest Expense

Interest expense was $83 million for the three months ended June 30, 2016 as compared to $79 million for the three months ended June 30, 2015. This increase is primarily due to the issuance of the $500 million senior secured term loan in March 2016.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.13 to €1.00 for the three months ended June 30, 2016 as compared to $1.11 to €1.00 for the three months ended June 30, 2015.

We realized net losses of $4 million and $6 million for the three months ended June 30, 2016 and 2015, respectively, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 42% and 43% respectively. The tax rate for the three months ended June 30, 2016 was higher than the U.K. statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The estimated liability for unrecognized tax benefits as of December 31, 2016 is $466 million and was $461 million as of December 31, 2015. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 4.7% to $490 million for the three months ended June 30, 2016 from $468 million for the three months ended June 30, 2015, or 6.5% on a constant currency basis, excluding a 1.8% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% Variance 2016 vs. 2015 Reported	Three Months Ended June 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Developed Markets	$582	$582	0.0%	$577	0.9%
Emerging Markets	270	270	0.0%	248	8.9%
Buy Segment	$852	$852	0.0%	$825	3.3%

Audience Measurement (Video and Text)	$491	$458	7.2%	$455	7.9%
Audio	123	121	1.7%	121	1.7%
Marketing Effectiveness	84	74	13.5%	73	15.1%
Other Watch	46	54	(14.8)%	54	(14.8)%
Watch Segment	744	707	5.2%	703	5.8%
Total	$1,596	$1,559	2.4%	$1,528	4.5%

 Buy Segment Revenues

Revenues were $852 million for each of the three months ended June 30, 2016 and 2015, or an increase of 3.3% on a constant currency basis, excluding a 3.3% unfavorable impact of changes in foreign currency exchange rates.

Revenues in our Buy segment from developed markets were $582 million for each of the three months ended June 30, 2016 and 2015, or an increase of 0.9% on a constant currency basis, excluding a 0.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by modest strength in core measurement and by new client wins in our subscription-based products, which were partially offset by softness in discretionary spend.

Revenues in our Buy segment from emerging markets were $270 million for each of the three months ended June 30, 2016 and 2015, or an increase of 8.9% on a constant currency basis, excluding an 8.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad based demand for our services within both our multinational and local client bases.  For the three months ended June 30, 2016, these investments drove double-digit growth in Latin America, China and South East Asia, along with high single digit growth in India and Eastern Europe.

Watch Segment Revenues

Revenues increased 5.2% to $744 million for the three months ended June 30, 2016 from $707 million for the three months ended June 30, 2015, or an increase of 5.8% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement of Video and Text, which increased 7.2% (7.9% on a constant currency basis) due to continued client adoption of our Total Audience Measurement framework and ongoing investments. Audio revenues increased 1.7% on an actual and constant currency basis, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Our Marketing Effectiveness offerings had another strong quarter, growing 13.5% (15.1% on a constant currency basis), due to our continued investments in our product portfolio and client’s growing demand for our Marketing ROI and precision targeting tools. Other Watch revenues decreased by 14.8% (14.8% on a constant currency basis) due to the sale of the National Research Group, Inc., which was completed in the fourth quarter of 2015.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2016 and 2015, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$85	$21	$54	$5	$1	$166
Watch	228	3	97	2	2	332
Corporate and Eliminations	(31)	10	1	6	6	(8)
Total Nielsen	$282	$34	$152	$13	$9	$490

THREE MONTHS ENDED JUNE 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$95	$10	$53	$4	$—	$162
Watch	216	4	92	2	—	314
Corporate and Eliminations	(25)	—	1	7	9	(8)
Total Nielsen	$286	$14	$146	$13	$9	$468

(1)	Other items primarily consist of transaction related costs for the three months ended June 30, 2016 and 2015.

(IN MILLIONS)	Three Months Ended June 30, 2016 Reported	Three Months Ended June 30, 2015 Reported	% Variance 2016 vs. 2015 Reported	Three Months Ended June 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$166	$162	2.5%	$156	6.4%
Watch	332	314	5.7%	312	6.4%
Corporate and Eliminations	(8)	(8)	NM	(8)	NM
Total Nielsen	$490	$468	4.7%	$460	6.5%

Buy Segment Profitability

Operating income was $85 million for the three months ended June 30, 2016 as compared to $95 million for the three months ended June 30, 2015. The decrease was driven primarily by the revenue performance mentioned above and increased restructuring charges in 2016. Non-GAAP business segment income increased 6.4% on a constant currency basis.

Watch Segment Profitability

Operating income was $228 million for the three months ended June 30, 2016 as compared to $216 million for the three months ended June 30, 2015. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives, partially offset by higher depreciation and amortization expense and non-recurring expenses. Non-GAAP business segment income increased 6.4% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $31 million for the three months ended June 30, 2016 as compared to $25 million for the three months ended June 30, 2015, due primarily to higher restructuring charges partially offset by lower non-recurring expenses for the three months ended June 30, 2016.

Results of Operations – Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2016	2015
Revenues	$3,083	$3,017
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,295	1,270
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	939	946
Depreciation and amortization	299	288
Restructuring charges	44	28
Operating income	506	485
Interest income	2	2
Interest expense	(162)	(152)
Foreign currency exchange transaction losses, net	(5)	(32)
Income from continuing operations before income taxes	341	303
Provision for income taxes	(126)	(124)
Net income	$215	$179

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(IN MILLIONS)	2016	2015
Net income	$215	$179
Interest expense, net	160	150
Provision for income taxes	126	124
Depreciation and amortization	299	288
EBITDA	800	741
Other non-operating expense, net	5	32
Restructuring charges	44	28
Stock-based compensation expense	26	27
Other items(a)	17	20
Adjusted EBITDA	$892	$848

(a)	Other items primarily consist of transaction related costs for the six months ended June 30, 2016 and 2015.

Consolidated Results for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Revenues increased 2.2% to $3,083 million for the six months ended June 30, 2016 from $3,017 million for the six months ended June 30, 2015, or an increase of 4.8% on a constant currency basis, excluding a 2.6% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 0.3% (an increase of 3.8% on a constant currency basis). Revenues within our Watch segment increased 5.2% (6.0% on a constant currency basis). Refer to the “Business Segment Results for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 2.0% to $1,295 million for the six months ended June 30, 2016 from $1,270 million for the six months ended June 30, 2015, or an increase of 5.0% on a constant currency basis, excluding a 3.0% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 1.3%, or an increase of 2.9% on a constant currency basis.  Excluding a 4.2% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 7.5%, or 8.5% on a constant currency basis. Excluding a 1.0% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 0.7% to $939 million for the six months ended June 30, 2016 from $946 million for the six months ended June 30, 2015, or an increase of 2.1% on a constant currency basis, excluding a 2.8% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment were flat, or an increase of 3.9% on a constant currency basis. Excluding a 3.9% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 0.7%, or an increase of 0.4% on a constant currency basis. Excluding a 1.1% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to investments in product development initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $299 million for the six months ended June 30, 2016 as compared to $288 million for the six months ended June 30, 2015. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations and higher capital expenditures.

         Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $105 million for the six months ended June 30, 2016 from $101 million for the six months ended June 30, 2015.

Restructuring Charges

We recorded $44 million and $28 million in restructuring charges relating to employee severance associated with productivity initiatives for the six months ended June 30, 2016 and 2015, respectively.

Operating Income

Operating income for the six months ended June 30, 2016 was $506 million as compared to $485 million for the six months ended June 30, 2015. Operating income within our Buy segment was $137 million for the six months ended June 30, 2016 as compared to $140 million for the six months ended June 30, 2015. Operating income within our Watch segment was $425 million for the six months ended June 30, 2016 as compared to $400 million for the six months ended June 30, 2015. Corporate operating expenses were $56 million for the six months ended June 30, 2016 as compared to $55 million for the six months ended June 30, 2015.

Interest Expense

Interest expense was $162 million for the six months ended June 30, 2016 as compared to $152 million for the six months ended June 30, 2015. This increase is primarily due to the issuance of the $500 million senior secured term loan in March 2016 and the issuance of $750 million 5.00% Senior Notes in February 2015.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for each of the six months ended June 30, 2016 and 2015.

We realized net losses of $5 million for the six months ended June 30, 2016, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

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

Income Taxes

The effective tax rates for the six months ended June 30, 2016 and 2015 were 37% and 41%, respectively. The tax rate for the six months ended June 30, 2016 was higher than the U.K. statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies. The tax rate for the six months ended June 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of certain tax contingencies.

Adjusted EBITDA

Adjusted EBITDA increased 5.2% to $892 million for the six months ended June 30, 2016 from $848 million for the six months ended June 30, 2015, or 6.8% on a constant currency basis, excluding a 1.6% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% Variance 2016 vs. 2015 Reported	Six Months Ended June 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Developed Markets	$1,132	$1,131	0.1%	$1,116	1.4%
Emerging Markets	513	519	(1.2)%	469	9.4%
Buy Segment	$1,645	$1,650	(0.3)%	$1,585	3.8%

Audience Measurement (Video and Text)	$963	$903	6.6%	$894	7.7%
Audio	243	241	0.8%	240	1.3%
Marketing Effectiveness	151	126	19.8%	125	20.8%
Other Watch	81	97	(16.5)%	97	(16.5)%
Watch Segment	1,438	1,367	5.2%	1,356	6.0%
Total	$3,083	$3,017	2.2%	$2,941	4.8%

Buy Segment Revenues

Revenues decreased 0.3% to $1,645 million for the six months ended June 30, 2016 from $1,650 million for the six months ended June 30, 2015, or an increase of 3.8% on a constant currency basis, excluding a 4.1% unfavorable impact of changes in foreign currency exchange rates.

Revenues in our Buy segment from developed markets increased 0.1% to $1,132 million, or an increase of 1.4% on a constant currency basis, excluding a 1.3% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of modest strength in core measurement and new client wins in our subscription-based products, which were partially offset by softness in discretionary spend.

Revenues in our Buy segment from emerging markets decreased 1.2% to $513 million, or an increase of 9.4% on a constant currency basis, excluding a 10.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad based demand for our services within both our multinational and local client bases.  For the six months ended June 30, 2016, these investments drove double-digit growth in Latin America, China and South East Asia, along with mid-single digit growth in Eastern Europe and Africa.

Watch Segment Revenues

Revenues increased 5.2% to $1,438 million for the six months ended June 30, 2016 from $1,367 million for the six months ended June 30, 2015 or an increase of 6.0% on a constant currency basis, excluding a 0.8% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement of Video and Text, which increased 6.6% (7.7% on a constant currency basis) due to continued client adoption of our Total Audience Measurement framework and continued investments. Audio increased 0.8% or 1.3% on a constant currency basis, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Our Marketing Effectiveness offerings grew 19.8% (20.8% on a constant currency basis), due to our investments in our product portfolio and client’s growing demand for our Marketing ROI and precision targeting tools. Other Watch revenues decreased by 16.5% (16.5% on a constant currency basis) due to the sale of the National Research Group, Inc., which was completed in the fourth quarter of 2015.

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$137	$27	$105	$9	$2	$280
Watch	425	5	192	5	2	629
Corporate and Eliminations	(56)	12	2	12	13	(17)
Total Nielsen	$506	$44	$299	$26	$17	$892

SIX MONTHS ENDED JUNE 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$140	$17	$106	$9	$—	$272
Watch	400	8	180	4	—	592
Corporate and Eliminations	(55)	3	2	14	20	(16)
Total Nielsen	$485	$28	$288	$27	$20	$848

(1)	Other items primarily consist of transaction related costs for the six months ended June 30, 2016 and 2015.

(IN MILLIONS)	Six Months Ended June 30, 2016 Reported	Six Months Ended June 30, 2015 Reported	% Variance 2016 vs. 2015 Reported	Six Months Ended June 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$280	$272	2.9%	$262	6.9%
Watch	629	592	6.3%	589	6.8%
Corporate and Eliminations	(17)	(16)	NM	(16)	NM
Total Nielsen	$892	$848	5.2%	$835	6.8%

Buy Segment Profitability

Operating income was $137 million for the six months ended June 30, 2016 as compared to $140 million for the six months ended June 30, 2015 primarily due to the revenue performance mentioned above as well as higher restructuring charges. Non-GAAP business segment income increased 6.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $425 million for the six months ended June 30, 2016 as compared to $400 million for the six months ended June 30, 2015. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives and lower restructuring charges, partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 6.8% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $56 million for the six months ended June 30, 2016 as compared to $55 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $297 million during the six months ended June 30, 2016 as compared to $354 million for the six months ended June 30, 2015, a decrease of $57 million. This performance was driven by the Adjusted EBITDA performance discussed above, which was more than offset by our $36 million cash contribution to the Nielsen Foundation during the six months ended June 30, 2016, higher interest payments based on a higher debt balance and the timing of vendor and client payments. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2016 and 2015:

(IN MILLIONS)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net cash from operating activities	$297	$354
Cash and cash equivalents	$346	$331
Availability under revolving credit facility	$184	$362

Of the $346 million in cash and cash equivalents, approximately $300 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Weighted average interest rate	3.97%	3.97%
Cash paid for interest, net of amounts capitalized (in millions)	$157	$140

On March 30, 2016, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), dated as of April 22, 2014, which provides for additional Class A Term Loans in an aggregate principal amount of $500 million, maturing in full in April 2019 (the “Additional Class A Term Loans”). The Additional Class A Term Loans are required to be repaid in quarterly installments ranging from 1.369% to 4.11% of the original principal amount (as may be reduced as a result of voluntary prepayments), with the balance payable on the maturity date. The Additional Class A Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by our total leverage ratio (as defined in the Amended Credit Agreement).

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of June 30, 2016, we were in full compliance with the financial covenant described above.

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

As of June 30, 2016 and 2015, we had $385 million and $208 million borrowings outstanding and had outstanding letters of credit of $6 million and $5 million, respectively. As of June 30, 2016, we had $184 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2015 and the six months ended June 30, 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31

On July 21, 2016, our Board declared a cash dividend of $0.31 per share of our common stock. The dividend is payable on September 8, 2016 to stockholders of record at the close of business on August 25, 2016.

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

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2014, 2015 and 2016.

As of June 30, 2016, there have been 31,675,206 shares of our common stock purchased at an average price of $45.74 per share (total consideration of approximately $1,449 million) under this program.

The activity for the six months ended June 30, 2016 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	$45.62	628,054	$826,841,315
February 1- 29	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,086
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
Total	31,675,206	$45.74	31,675,206

Cash Flows

Operating activities. Net cash provided by operating activities was $297 million for the six months ended June 30, 2016, as compared to $354 million for the six months ended June 30, 2015. This performance was driven by the Adjusted EBITDA performance discussed above, which was more than offset by our $36 million cash contribution to the Nielsen Foundation during the six months ended June 30, 2016, higher interest payments based on a higher debt balance and the timing of vendor and client payments. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $472 million for the six months ended June 30, 2016, as compared to $393 million for the six months ended June 30, 2015. The primary driver for the increase was higher acquisition payments and capital expenditures during the six months ended June 30, 2016 as compared to the same period for 2015.

Financing activities. Net cash provided by financing activities was $151 million for the six months ended June 30, 2016 as compared to $127 million for the six months ended June 30, 2015. This increase is primarily due to the higher net proceeds from the issuance of debt and revolver borrowings and lower share repurchasing, partially offset by higher dividend payments, as described in the “Dividends and Share Repurchase Program” section above, during the six months ended June 30, 2016 as compared to the same period of 2015.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $221 million for the six months ended June 30, 2016 as compared to $199 million for the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Compensation- Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. We elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits. Further, we elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $28 million increase to operating cash flow and a $28 million decrease to cash flows from financing activities for the six months ended June 30, 2015.

Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 40% of our revenues and 42% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2016. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $5 million annually, with an immaterial impact on our profitability.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing. It is our policy not to trade derivative financial instruments for speculative purposes. During the six months ended June 30, 2016 and 2015, we recorded a net gain of $1 million and $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of June 30, 2016 and December 31, 2015, the notional amount of outstanding foreign currency derivative financial instruments were $312 million and $37 million, respectively.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2016:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	10%	30%
Operating costs	58%	10%	32%

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

We currently expect to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At June 30, 2016, the DICOM exchange rate was 626.0 bolivars to the U.S. dollar.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the June 30, 2016 DICOM rate totaled $2 million.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2016, we had $4,165 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,400 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $28 million ($42 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no unregistered sales of our common stock for the six months ended June 30, 2016.

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

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2014, 2015 and 2016.

As of June 30, 2016, there have been 31,675,206 shares of our common stock purchased at an average price of $45.74 per share (total consideration of approximately $1,449 million) under this program.

The activity during the three months ended June 30, 2016 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
Total	4,167,651	$53.02	4,167,651

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings plc (Registrant)

Date: July 26, 2016	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

4.1*	Eighth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Law Debenture Trust Company of New York, as trustee
4.2*	Ninth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l., and Law Debenture Trust Company of New York, as trustee
4.3*	Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Law Debenture Trust Company of New York, as trustee
4.4*	Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Deutsche Bank Trust Company Americas, as trustee
4.5*	Eleventh Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l., and Deutsche Bank Trust Company Americas, as trustee
4.6*	Twelfth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited, and Law Debenture Trust Company of New York, as trustee
4.7*	Twelfth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Deutsche Bank Trust Company Americas, as trustee
4.8*	Thirteenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l., and Law Debenture Trust Company of New York, as trustee
4.9*	Fourteenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC, and Law Debenture Trust Company of New York, as trustee

10.1

Nielsen Holdings plc 2016 Employee Share Purchase Plan (incorporate herein by reference to Annex A to the proxy statement on Schedule 14A (File No. 001-35042) filed by the registrant on April 29, 2016)

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets at June 30, 2016 (Unaudited) and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith