Form 10-Q
period 2016-09-30
Nielsen Holdings plc
filed 2016-10-25
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 357,429,908 shares of the registrant’s Common Stock outstanding as of September 30, 2016.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2016	2015	2016	2015
Revenues	$1,570	$1,531	$4,653	$4,548
Cost of revenues, exclusive of depreciation and amortization shown separately below	642	615	1,937	1,885
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	452	459	1,391	1,405
Depreciation and amortization	151	144	450	432
Restructuring charges	29	15	73	43
Operating income	296	298	802	783
Interest income	1	1	3	3
Interest expense	(85)	(79)	(247)	(231)
Foreign currency exchange transaction gains/(losses), net	2	5	(3)	(27)
Income from continuing operations before income taxes and equity in net loss of affiliates	214	225	555	528
Provision for income taxes	(82)	(82)	(208)	(206)
Equity in net loss of affiliates	—	(1)	—	(1)
Net income	132	142	347	321
Net income attributable to noncontrolling interests	2	—	4	2
Net income attributable to Nielsen stockholders	$130	$142	$343	$319
Net income per share of common stock, basic
Income from continuing operations	$0.36	$0.39	$0.95	$0.87
Net income attributable to Nielsen stockholders	$0.36	$0.39	$0.95	$0.87
Net income per share of common stock, diluted
Income from continuing operations	$0.36	$0.38	$0.94	$0.86
Net income attributable to Nielsen stockholders	$0.36	$0.38	$0.94	$0.86
Weighted-average shares of common stock outstanding, basic	357,088,498	365,498,696	359,303,099	368,323,542
Dilutive shares of common stock	3,486,309	3,999,243	3,686,397	4,135,995
Weighted-average shares of common stock outstanding, diluted	360,574,807	369,497,939	362,989,496	372,459,537
Dividends declared per common share	$0.31	$0.28	$0.90	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2016	2015	2016	2015
Net income	$132	$142	$347	$321
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(15)	(148)	35	(285)
Available for sale securities (1)	—	(4)	—	—
Changes in the fair value of cash flow hedges (2)	4	(4)	(6)	(6)
Defined benefit pension plan adjustments (3)	—	5	7	15
Total other comprehensive (loss)/income	(11)	(151)	36	(276)
Total comprehensive income/(loss)	121	(9)	383	45
Less: comprehensive income/(loss) attributable to noncontrolling interests	1	(3)	2	(5)
Total comprehensive income/(loss) attributable to Nielsen stockholders	$120	$(6)	$381	$50

(1)	Net of tax of zero and $3 million for the three months ended September 30, 2016 and 2015, respectively, and zero for each of the nine months ended September 30, 2016 and 2015, respectively
(2)

Net of tax of $(2) million and $3 million for the three months ended September 30, 2016 and 2015, respectively, and zero and $4 million for the nine months ended September 30, 2016 and 2015, respectively

(3)

Net of tax of $(1) million and $(2) million for the three months ended September 30, 2016 and 2015, respectively, and $1 million and $(4) million for the nine months ended September 30, 2016 and 2015, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2016	2015
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$446	$357
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 as of September 30, 2016 and December 31, 2015, respectively	1,240	1,235
Prepaid expenses and other current assets	365	316
Total current assets	2,051	1,908
Non-current assets
Property, plant and equipment, net	485	490
Goodwill	7,963	7,783
Other intangible assets, net	4,834	4,772
Deferred tax assets	96	78
Other non-current assets	271	272
Total assets	$15,700	$15,303
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$925	$1,013
Deferred revenues	301	322
Income tax liabilities	207	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	578	310
Total current liabilities	2,011	1,687
Non-current liabilities
Long-term debt and capital lease obligations	7,379	7,028
Deferred tax liabilities	1,022	1,074
Other non-current liabilities	853	887
Total liabilities	11,265	10,676
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 357,855,576 and 362,338,369 shares issued and 357,429,908 and 362,338,369 shares outstanding at September 30, 2016 and December 31, 2015, respectively	32	32
Additional paid-in capital	4,827	5,119
Retained earnings	408	341
Accumulated other comprehensive loss, net of income taxes	(1,021)	(1,059)
Total Nielsen stockholders’ equity	4,246	4,433
Noncontrolling interests	189	194
Total equity	4,435	4,627
Total liabilities and equity	$15,700	$15,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2016	2015
Operating Activities
Net income	$347	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	37	39
Currency exchange rate differences on financial transactions and other losses	4	29
Equity in net loss of affiliates, net of dividends received	2	2
Depreciation and amortization	450	432
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	8	32
Prepaid expenses and other current assets	(22)	(65)
Accounts payable and other current liabilities and deferred revenues	(219)	(140)
Other non-current liabilities	(11)	(4)
Interest payable	56	61
Income taxes	101	101
Net cash provided by operating activities	753	808
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(263)	(198)
Additions to property, plant and equipment and other assets	(83)	(100)
Additions to intangible assets	(241)	(206)
Other investing activities	(4)	—
Net cash used in investing activities	(591)	(504)
Financing Activities
Net borrowings/(payments) under revolving credit facility	193	(70)
Proceeds from issuances of debt, net of issuance costs	496	746
Repayment of debt	(101)	(74)
Cash dividends paid to stockholders	(323)	(307)
Repurchase of common stock	(394)	(493)
Proceeds from exercise of stock options	72	40
Other financing activities	(33)	(16)
Net cash used in financing activities	(90)	(174)
Effect of exchange-rate changes on cash and cash equivalents	17	(45)
Net increase in cash and cash equivalents	89	85
Cash and cash equivalents at beginning of period	357	273
Cash and cash equivalents at end of period	$446	$358
Supplemental Cash Flow Information
Cash paid for income taxes	$(107)	$(105)
Cash paid for interest, net of amounts capitalized	$(191)	$(170)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2016 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 472,433 and 57,600 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2016 and 2015, respectively, as such shares would have been anti-dilutive.

The effect of 1,176,950 and 1,608,433 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2016 and 2015, respectively, as such shares would have been anti-dilutive.

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

The Company currently expects to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At September 30, 2016, the DICOM exchange rate was 658.0 bolivars to the U.S. dollar.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the September 30, 2016 DICOM rate were $1 million.

Accounts Receivable

During the nine months ended September 30, 2016, the Company sold $51 million of accounts receivables to a third party and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. The sale was accounted for as a true sale, without recourse. Nielsen maintains servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $51 million from the sale were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

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

Compensation- Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. Nielsen elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits. Further, the Company elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $30 million increase to operating cash flow and a $30 million decrease to cash flows from financing activities for the nine months ended September 30, 2015.

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

Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments”. The standard addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Nielsen does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

.

3. Business Acquisitions

For the nine months ended September 30, 2016, Nielsen paid cash consideration of $263 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2015, Nielsen paid cash consideration of $198 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2015	$2,789	$4,994	$7,783
Acquisitions, divestitures and other adjustments	6	159	165
Effect of foreign currency translation	16	(1)	15
Balance, September 30, 2016	$2,811	$5,152	$7,963

At September 30, 2016, $53 million of the goodwill is expected to be deductible for income tax purposes.

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

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2016	2015	2016	2015
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	—	—
Amortized intangibles:
Trade names and trademarks	168	167	(96)	(84)
Customer-related intangibles	3,113	3,013	(1,312)	(1,193)
Covenants-not-to-compete	40	37	(36)	(35)
Computer software	2,188	1,919	(1,227)	(1,055)
Patents and other	173	168	(98)	(86)
Total	$5,682	$5,304	$(2,769)	$(2,453)

Amortization expense associated with the above intangible assets was $107 million and $102 million for the three months ended September 30, 2016 and 2015, respectively. These amounts included amortization expense associated with computer software of $59 million and $56 million for the three months ended September 30, 2016 and 2015, respectively.

Amortization expense associated with the above intangible assets was $317 million and $305 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts included amortization expense associated with computer software of $172 million and $165 million for the nine months ended September 30, 2016 and 2015, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2016 and 2015.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive income/(loss) before reclassifications	35	(9)	1	27
Amounts reclassified from accumulated other comprehensive loss	—	3	6	9
Net current period other comprehensive income/(loss)	35	(6)	7	36
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	(2)
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	37	(6)	7	38
Balance September 30, 2016	$(730)	$(9)	$(282)	$(1,021)

	Foreign Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(285)	—	(11)	2	(294)
Amounts reclassified from accumulated other comprehensive loss	—	—	5	13	18
Net current period other comprehensive (loss)/income	(285)	—	(6)	15	(276)
Net current period other comprehensive loss attributable to noncontrolling interest	(7)	—	—	—	(7)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(278)	—	(6)	15	(269)
Balance September 30, 2015	$(696)	$19	$(8)	$(361)	$(1,046)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2016 and 2015, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2016	September 30, 2015	Statement of Operations
Cash flow hedges
Interest rate contracts	$2	$3	Interest expense
	1	2	Benefit for income taxes
	$1	$1	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$—	$5	(a)
	—	2	Benefit for income taxes
	$—	$3	Total, net of tax
Total reclassification for the period	$1	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2016 and 2015, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2016	September 30, 2015	Statement of Operations
Cash flow hedges
Interest rate contracts	$5	$9	Interest expense
	2	4	Benefit for income taxes
	$3	$5	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$9	$17	(a)
	3	4	Benefit for income taxes
	$6	$13	Total, net of tax
Total reclassification for the period	$9	$18	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2015	$38
Charges	73
Payments	(49)
Effect of foreign currency translation and other adjustments	(1)
Balance at September 30, 2016	$61

Nielsen recorded $29 million and $15 million in restructuring charges for the three months ended September 30, 2016 and 2015, respectively, and $73 million and $43 million in restructuring charges for the nine months ended September 30, 2016 and 2015, respectively, primarily relating to severance and contract termination costs.

Of the $61 million in remaining liabilities for restructuring actions, $55 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2016.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30,
(IN MILLIONS)	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Total	34	34	—	—
Liabilities:
Interest rate swap arrangements (3)	12	—	12	—
Deferred compensation liabilities (4)	32	32	—	—
Total	44	32	12	—

	December 31,
	2015	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Total	$32	$32	—	—
Liabilities:
Interest rate swap arrangements (3)	$6	—	$6	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$36	$30	$6	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2016, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Nielsen manages translation risk exposure by creating “natural hedges” in its financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. Nielsen does not trade derivative financial instruments for speculative purposes. During the nine months ended September 30, 2016 and 2015, Nielsen recorded a net loss of $3 million and a net gain $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of September 30, 2016 and December 31, 2015 the notional amount of the outstanding foreign currency derivative financial instruments were $316 million and $37 million, respectively.

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

In June 2016, the company entered into $250 million in aggregate notional amount of a three-year forward looking interest rate swap agreement with a starting date of June 9, 2016. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.86%.

As of September 30, 2016, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
Derivatives Designated as Hedging	Accounts Payable		Accounts Payable	Other
Instruments	and Other Current	Other Non-Current	and Other Current	Non-Current
(IN MILLIONS)	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$2	$10	$1	$5

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2016 and 2015 was as follows:

Amount of Loss
	Amount of (Gain)/ Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2016	2015		2016	2015
Interest rate swaps	$(4)	$9	Interest expense	$2	$3

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2016 and 2015 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income (Effective	Nine Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2016	2015		2016	2015
Interest rate swaps	$11	$19	Interest expense	$5	$9

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2016.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2016.

	September 30, 2016			December 31, 2015
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.18%) due 2019		—	—		$1,455	$1,454
$2,080 million Senior secured term loan (LIBOR based variable rate of 2.51%) due 2019		1,867	1,871		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.76%) due 2017		489	489		492	492
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.51%) due 2021		1,072	1,077		1,080	1,082
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.63%) due 2021		313	315		305	306
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		357	355		164	163
Total senior secured credit facilities (with weighted-average interest rate)	2.94%	4,098	4,107	2.78%	3,496	3,497
$800 million 4.50% senior debenture loan due 2020		793	819		792	808
$625 million 5.50% senior debenture loan due 2021		618	652		617	640
$2,300 million 5.00% senior debenture loan due 2022		2,285	2,370		2,284	2,270
Total debenture loans (with weighted-average interest rate)	5.22%	3,696	3,841	5.22%	3,693	3,718
Other loans		7	7		7	7
Total long-term debt	4.02%	7,801	7,955	4.04%	7,196	7,222
Capital lease and other financing obligations		156			142
Total debt and other financing arrangements		7,957			7,338
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		578			310
Non-current portion of long-term debt and capital lease and other financing obligations		$7,379			$7,028

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2016 to December 31, 2016	$403
2017	$191
2018	$270
2019	$1,388
2020	$806
2021	$1,948
Thereafter	$2,795
$7,801

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

Subsequent Event

On October 4, 2016, Nielsen entered into an amendment (the “Amendment Agreement”) to its Fourth Amended and Restated Credit Agreement (as amended prior to October 4, 2016, the “Existing Credit Agreement”, the Existing Credit Agreement, as amended by the Amendment Agreement, the “Amended Credit Agreement”) which provides for (i) an incremental facility of Class B-2 Euro Term Loans in an aggregate principal amount of €380 million, the proceeds of which were used to replace or refinance the existing Class B-2 Euro Term Loans and to repay certain other indebtedness, and (ii) a new class of term loans, Class B-3 Term Loans in an aggregate principal amount of $1,900 million, the proceeds of which were used to replace or refinance in full a like amount of Nielsen’s applicable existing Class B-1 Term Loans maturing in May, 2017 and Class B-2 Dollar Term Loans maturing in April, 2021 and to repay certain other indebtedness.

The incremental Class B-2 Euro Term Loans will mature in full in April, 2021 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of incremental Class B-2 Euro Term Loans, with the balance payable in April, 2021. The Class B-3 Term Loans will mature in full in October, 2023 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of Class B-3 Term Loans, with the balance payable in October, 2023.

Class B-2 Euro Term Loans will bear interest equal to the Eurocurrency rate plus an applicable margin, which is equal to 2.50%. Class B-3 Term Loans bear interest equal to, at the election of Nielsen, a base rate or eurocurrency rate plus an applicable margin, which is equal to 2.50% (in the case of eurocurrency loans) or 1.50% (in the case of base rate loans).

The Amendment Agreement contains the same affirmative and negative covenants as those of the Existing Credit Agreement.

As a result to the Amendment Agreement, the Company reclassified $486 million of the Class B-1 Term Loans maturing 2017 from the current portion of long term debt to long term debt on the Company’s condensed consolidated balance sheet as of September 30, 2016.

9. Stockholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2016
Actual number of shares of common stock outstanding
Beginning of period	362,338,369
Shares of common stock issued through compensation plans	2,700,038
Repurchases of common stock	(7,608,499)
End of period	357,429,908

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2015 and the nine months ended September 30, 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31

On October 20, 2016, the Company’s Board of Directors declared a cash dividend of $0.31 per share on our common stock. The dividend is payable on December 6, 2016 to stockholders of record at the close of business on November 22, 2016.

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

Board Approval	Share Repurchase Authorization (in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2015 and 2016.

As of September 30, 2016, there have been 33,370,910 shares of our common stock purchased at an average price of $46.14 per share (total consideration of approximately $1,540 million) under this program.

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	$45.62	628,054	$826,841,315
February 1- 28	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,086
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
July 1-31	1,286,936	$53.66	1,286,936	$482,094,450
August 1-31	224,800	$53.61	224,800	$470,042,455
September 1-30	183,968	$53.01	183,968	$460,290,434
Total	33,370,910	$46.14	33,370,910

10. Income Taxes

The effective tax rates for the three months ended September 30, 2016 and 2015 were 38% and 36%, respectively. The tax rate for the three months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies. The tax rate for the three months ended September 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of certain tax contingencies.

The effective tax rates for the nine months ended September 30, 2016 and 2015 were 37% and 39%, respectively. The tax rate for the nine months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies. The tax rate for the nine months ended September 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2016 is $468 million and was $461 million as of December 31, 2015. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Nielsen uses business segment income/(loss) to measure the Company’s performance from period to period both at the consolidated level as well as within Nielsen’s operating segments, to evaluate and fund incentive compensation programs and to compare the Company’s results to those of Nielsen’s competitors. Nielsen defines business segment income/(loss) as net income or loss from the Company’s consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense and other non-operating items from Nielsen’s consolidated statements of operations as well as certain other items considered outside the normal course of the Company’s continuing operations.

Business segment income/(loss) is not a presentation made in accordance with GAAP, and the use of the term business segment income/(loss) may vary from the use of similarly-titled measures by others in Nielsen’s industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Business segment income/(loss) should not be considered as an alternative to net income or loss, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Business segment income/(loss) has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of Nielsen’s results as reported under GAAP.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended September 30, 2016
Revenues	$809	761	—	1,570
Depreciation and amortization	$53	97	1	151
Restructuring charges	$15	2	12	29
Stock-based compensation expense	$3	2	6	11
Other items(1)	—	—	11	11
Operating income/(loss)	$79	259	(42)	296
Business segment income/(loss)(2)	$150	360	(12)	498
Total assets as of September 30, 2016	$6,682	8,946	72	15,700

(IN MILLIONS)
Three Months Ended September 30, 2015
Revenues	$816	$715	$—	$1,531
Depreciation and amortization	$51	$92	$1	$144
Restructuring charges	$11	$4	$—	$15
Stock-based compensation expense	$4	$1	$7	$12
Other items(1)	$—	$3	$7	$10
Operating income/(loss)	$91	$234	$(27)	$298
Business segment income/(loss)(2)	$157	$334	$(12)	$479
Total assets as of December 31, 2015	$6,537	$8,650	$116	$15,303

(IN MILLIONS)	Buy	Watch	Corporate	Total
Nine Months Ended September 30, 2016
Revenues	$2,454	2,199	—	4,653
Depreciation and amortization	$158	289	3	450
Restructuring charges	$42	7	24	73
Stock-based compensation expense	$12	7	18	37
Other items (1)	$2	2	24	28
Operating income/(loss)	$216	684	(98)	802
Business segment income/(loss) (2)	$430	989	(29)	1,390

(IN MILLIONS)
Nine Months Ended September 30, 2015
Revenues	$2,466	$2,082	$—	$4,548
Depreciation and amortization	$157	$272	$3	$432
Restructuring charges	$28	$12	$3	$43
Stock-based compensation expense	$13	$5	$21	$39
Other items (1)	$—	$3	$27	$30
Operating income/(loss)	$231	$634	$(82)	$783
Business segment income/(loss) (2)	$429	$926	$(28)	$1,327

(1)	Other items primarily consist of business optimization costs for the three and nine months ended September 30, 2016 and 2015.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of September 30, 2016 and December 31, 2015 and consolidating statements of operations and cash flows for the periods ended September 30, 2016 and 2015. During the three months ended September 30, 2015, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted prior periods to reflect the current year structure.

The issued debt securities are jointly and severally guaranteed on a full and unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect 100% owned subsidiaries of Nielsen, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are also 100% owned indirect subsidiaries of Nielsen: Nielsen Finance LLC and Nielsen Finance Co. for certain series of debt obligations, and The Nielsen Company (Luxembourg) S.a.r.l., for the other series of debt obligations. Each issuer is a guarantor of the debt obligations not issued by it.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$884	$686	$—	$1,570
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	322	320	—	642
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	228	223	—	452
Depreciation and amortization	—	—	123	28	—	151
Restructuring charges	—	—	22	7	—	29
Operating (loss)/income	(1)	—	189	108	—	296
Interest income	—	221	10	2	(232)	1
Interest expense	(1)	(79)	(227)	(10)	232	(85)
Foreign currency exchange transaction gains, net	—	—	—	2	—	2
Other income/(expense), net	—	—	73	(73)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(2)	142	45	29	—	214
Provision for income taxes	—	(50)	(19)	(13)	—	(82)
Equity in net income/(loss) of subsidiaries	132	(6)	106	—	(232)	—
Net income	130	86	132	16	(232)	132
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	130	86	132	14	(232)	130
Total other comprehensive loss	(10)	(6)	(10)	(6)	21	(11)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive loss attributable to controlling interests	(10)	(6)	(10)	(5)	21	(10)
Total comprehensive income	120	80	122	10	(211)	121
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income attributable to controlling interest	$120	$80	$122	$9	$(211)	$120

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$907	$624	$—	$1,531
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	328	287	—	615
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	236	220	—	459
Depreciation and amortization	—	—	119	25	—	144
Restructuring charges	—	—	8	7	—	15
Operating (loss)/income	(3)	—	216	85	—	298
Interest income	—	227	9	1	(236)	1
Interest expense	—	(74)	(231)	(10)	236	(79)
Foreign currency exchange transaction gains, net	—	—	4	1	—	5
Other income/(expense), net	—	—	106	(106)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(3)	153	104	(29)	—	225
(Provision)/benefit for income taxes	—	(53)	(38)	9	—	(82)
Equity in net income of subsidiaries	145	—	79	—	(224)	—
Equity in net loss of affiliates	—	—	—	(1)	—	(1)
Net income/(loss)	142	100	145	(21)	(224)	142
Total other comprehensive loss	(148)	(147)	(148)	(125)	417	(151)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total other comprehensive loss attributable to controlling interests	(148)	(147)	(148)	(122)	417	(148)
Total comprehensive loss	(6)	(47)	(3)	(146)	193	(9)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive loss attributable to controlling interest	$(6)	$(47)	$(3)	$(143)	$193	$(6)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,668	$1,985	$—	$4,653
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	985	952	—	1,937
Selling, general and administrative expenses, exclusive of depreciation and amortization shown seperately below	3	—	735	653	—	1,391
Depreciation and amortization	—	—	364	86	—	450
Restructuring charges	—	—	40	33	—	73
Operating (loss)/income	(3)	—	544	261	—	802
Interest income	0	653	29	4	(683)	3
Interest expense	(3)	(230)	(668)	(29)	683	(247)
Foreign currency exchange transaction losses, net	—	—	(1)	(2)	—	(3)
Other (expense)/income, net	—	(1)	95	(94)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(6)	422	(1)	140	—	555
(Provision)/benefit for income taxes	—	(148)	7	(67)	—	(208)
Equity in net income of subsidiaries	349	9	344	—	(702)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	343	283	349	74	(702)	347
Less net income attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to controlling interest	343	283	349	70	(702)	343
Total other comprehensive income	38	60	38	37	(137)	36
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total other comprehensive income attributable to controlling interests	38	60	38	39	(137)	38
Total comprehensive income	381	343	387	111	(839)	383
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income attributable to controlling interests	$381	$343	$387	$109	$(839)	$381

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2015

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,652	$1,896	$—	$4,548
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	960	925	—	1,885
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	6	—	743	656	—	1,405
Depreciation and amortization	—	—	352	80	—	432
Restructuring charges	—	—	27	16	—	43
Operating (loss)/income	(6)	—	570	219	—	783
Interest income	—	664	28	4	(693)	3
Interest expense	—	(217)	(676)	(31)	693	(231)
Foreign currency exchange transaction losses, net	—	—	(7)	(20)	—	(27)
Other income/(expense), net	—	—	135	(135)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(6)	447	50	37	—	528
(Provision)/benefit for income taxes	—	(156)	(24)	(26)	—	(206)
Equity in net income/(loss) of subsidiaries	325	5	299	(1)	(629)	(1)
Net income	319	296	325	10	(629)	321
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	319	296	325	8	(629)	319
Total other comprehensive loss	(269)	(265)	(269)	(262)	789	(276)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Total other comprehensive loss attributable to controlling interests	(269)	(265)	(269)	(255)	789	(269)
Total comprehensive income/(loss)	50	31	56	(252)	160	45
Comprehensive loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Total comprehensive income/(loss) attributable to controlling interests	$50	$31	$56	$(247)	$160	$50

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$(7)	$18	$27	$408	$—	$446
Trade and other receivables, net	1	—	541	698	—	1,240
Prepaid expenses and other current assets	—	—	224	141	—	365
Intercompany receivables	—	898	231	169	(1,298)	—
Total current assets	(6)	916	1,023	1,416	(1,298)	2,051
Non-current assets
Property, plant and equipment, net	—	—	310	175	—	485
Goodwill	—	—	5,824	2,139	—	7,963
Other intangible assets, net	—	—	4,372	462	—	4,834
Deferred tax assets	1	—	80	15	—	96
Other non-current assets	—	—	182	89	—	271
Equity investment in subsidiaries	4,272	—	4,187	—	(8,459)	—
Intercompany loans	25	11,276	3,373	158	(14,832)	—
Total assets	$4,292	$12,192	$19,351	$4,454	$(24,589)	$15,700
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$97	$354	$474	$—	$925
Deferred revenues	—	—	183	118	—	301
Income tax liabilities	—	—	114	93	—	207
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	184	391	3	—	578
Intercompany payables	44	25	1,003	226	(1,298)	—
Total current liabilities	44	306	2,045	914	(1,298)	2,011
Non-current liabilities
Long-term debt and capital lease obligations	—	7,253	105	21	—	7,379
Deferred tax liabilities	—	62	867	93	—	1,022
Intercompany loans	—	2,985	11,459	388	(14,832)	—
Other non-current liabilities	2	10	603	238	—	853
Total liabilities	46	10,616	15,079	1,654	(16,130)	11,265
Total stockholders’ equity	4,246	1,576	4,272	2,611	(8,459)	4,246
Noncontrolling interests	—	—	—	189	—	189
Total equity	4,246	1,576	4,272	2,800	(8,459)	4,435
Total liabilities and equity	$4,292	$12,192	$19,351	$4,454	$(24,589)	$15,700

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$7	$349	$—	$357
Trade and other receivables, net	3	—	550	682	—	1,235
Prepaid expenses and other current assets	—	—	195	121	—	316
Intercompany receivables	—	595	224	178	(997)	—
Total current assets	4	595	976	1,330	(997)	1,908
Non-current assets	—
Property, plant and equipment, net	—	—	324	166	—	490
Goodwill	—	—	5,774	2,009	—	7,783
Other intangible assets, net	—	—	4,314	458	—	4,772
Deferred tax assets	1	—	51	26	—	78
Other non-current assets	—	—	175	97	—	272
Equity investment in subsidiaries	4,793	1,441	3,696	—	(9,930)	—
Intercompany receivables	—	10,763	3,692	158	(14,613)	—
Total assets	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1	$48	$450	$514	$—	$1,013
Deferred revenues	—	—	182	140	—	322
Income tax liabilities	—	—	—	42	—	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	114	195	1	—	310
Intercompany payables	21	3	753	220	(997)	—
Total current liabilities	22	165	1,580	917	(997)	1,687
Non-current liabilities
Long-term debt and capital lease obligations	—	6,911	102	15	—	7,028
Deferred tax liabilities	—	74	977	23	—	1,074
Intercompany loans	341	2,985	10,921	366	(14,613)	—
Other non-current liabilities	2	6	629	250	—	887
Total liabilities	365	10,141	14,209	1,571	(15,610)	10,676
Total stockholders’ equity	4,433	2,658	4,793	2,479	(9,930)	4,433
Noncontrolling interests	—	—	—	194	—	194
Total equity	4,433	2,658	4,793	2,673	(9,930)	4,627
Total liabilities and equity	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(4)	$170	$412	$175	$753
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(239)	(24)	(263)
Additions to property, plant and equipment and other assets	—	—	(41)	(42)	(83)
Additions to intangible assets	—	—	(205)	(36)	(241)
Other investing activities	—	—	(1)	(3)	(4)
Net cash used in investing activities	—	—	(486)	(105)	(591)
Financing activities:
Net borrowings under revolving credit facility	—	—	193	—	193
Repayments of debt	—	(101)	—	—	(101)
Proceeds from the issuance of debt, net of issuance costs	—	496	—	—	496
Cash dividends paid to stockholders	(323)	—	—	—	(323)
Repurchase of common stock	(394)	—	—	—	(394)
Activity under stock plans	91	—	(19)	—	72
Settlement of intercompany and other financing activities	622	(547)	(82)	(26)	(33)
Net cash (used in)/provided by financing activities	(4)	(152)	92	(26)	(90)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	15	17
Net (decrease)/increase in cash and cash equivalents	(8)	18	20	59	89
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$(7)	$18	$27	$408	$446

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$(2)	$299	$338	$173	$808
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(197)	(1)	(198)
Additions to property, plant and equipment and other assets	—	—	(66)	(34)	(100)
Additions to intangible assets	—	—	(183)	(23)	(206)
Net cash used in investing activities	—	—	(446)	(58)	(504)
Financing activities:
Net borrowings under revolving credit facility	—	—	(70)	—	(70)
Repayments of debt	—	(74)	—	—	(74)
Proceeds from the issuance of debt, net of issuance costs		746			746
Cash dividends paid to stockholders	(307)	—	—	—	(307)
Repurchase of common stock	(493)	—	—	—	(493)
Activity under stock plans	46	—	(6)	—	40
Settlement of intercompany and other financing activities	708	(973)	250	(1)	(16)
Net cash (used in)/provided by financing activities	(46)	(301)	174	(1)	(174)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	(43)	(45)
Net (decrease)/increase in cash and cash equivalents	(48)	(2)	64	71	85
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$1	$(1)	$13	$345	$358

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2016, we paid cash consideration of $263 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on our consolidated results of operations would not have been material.

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

	Nine Months Ended September 30,
	2016	2015
U.S. Dollar	60%	60%
Euro	10%	9%
Other Currencies	30%	31%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00 for each of the nine months ended September 30, 2016 and 2015. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

We currently expect to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At September 30, 2016, the DICOM exchange rate was 658.0 bolivars to the U.S. dollar.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the September 30, 2016 DICOM rate were $1 million.

Accounts Receivable

During the nine months ended September 30, 2016, we sold $51 million of accounts receivables to a third party and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. The sale was accounted for as a true sale, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $51 million from the sale were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2016	2015
Revenues	$1,570	$1,531
Cost of revenues, exclusive of depreciation and amortization shown separately below	642	615
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	452	459
Depreciation and amortization	151	144
Restructuring charges	29	15
Operating income	296	298
Interest income	1	1
Interest expense	(85)	(79)
Foreign currency exchange transaction gains, net	2	5
Income from continuing operations before income taxes and equity in net loss of affiliate	214	225
Provision for income taxes	(82)	(82)
Equity in net loss of affiliate	—	(1)
Net income	$132	$142

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items considered outside the normal course of our continuing operations specifically described below.

Restructuring charges: We exclude restructuring expenses, which primarily include employee severance, office consolidation and contract termination charges, from our Adjusted EBITDA to allow more accurate comparisons of the financial results to historical operations and forward-looking guidance. By excluding these expenses from our non-GAAP measures, we are better able to evaluate our ability to utilize our existing assets and estimate the long-term value these assets will generate for us. Furthermore, we believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

Stock-based compensation expense: We exclude the impact of costs relating to stock-based compensation. Due to the subjective assumptions and a variety of award types, we believe that the exclusion of stock-based compensation expense, which is typically non-cash, allows for more meaningful comparisons of our operating results to peer companies. Stock-based compensation expense can vary significantly based on the timing, size and nature of awards granted.

Other non-operating income/(expense), net: We exclude foreign currency exchange transaction gains and losses primarily related to intercompany financing arrangements as well as other non-operating income and expense items, such as gains and losses recorded on business combinations or dispositions, sales of investments and early redemption payments made in connection with debt refinancing. We believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

Other items: To measure operating performance we exclude certain expenses that arise outside the ordinary course of our continuing operations. Such costs primarily include legal settlements, acquisition related expenses, business optimization costs and other transaction costs. We believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(IN MILLIONS)	2016	2015
Net income	$132	$142
Interest expense, net	84	78
Provision for income taxes	82	82
Depreciation and amortization	151	144
EBITDA	449	446
Equity in net loss of affiliate	—	1
Other non-operating income, net	(2)	(5)
Restructuring charges	29	15
Stock-based compensation expense	11	12
Other items(a)	11	10
Adjusted EBITDA	$498	$479

(a)	Other items primarily consist of business optimization costs for the three months ended September 30, 2016 and 2015.

Consolidated Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

Revenues increased 2.5% to $1,570 million for the three months ended September 30, 2016 from $1,531 million for the three months ended September 30, 2015, or an increase of 3.6% on a constant currency basis, excluding a 1.1% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 0.9%, or an increase of 0.9% on a constant currency basis. Revenues within our Watch segment increased 6.4%, or 6.7% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 4.4% to $642 million for the three months ended September 30, 2016 from $615 million for the three months ended September 30, 2015, or an increase of 5.8% on a constant currency basis, excluding a 1.4% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment increased 2.0%, or 4.3% on a constant currency basis. Excluding a 2.3% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 11.9%, or 12.4% on a constant currency basis. Excluding a 0.5% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.5% to $452 million for the three months ended September 30, 2016 from $459 million for the three months ended September 30, 2015, or an increase of 0.2% on a constant currency basis, excluding a 1.7% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.6%, or 0.3% on a constant currency basis. Excluding a 2.3% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact of productivity initiatives.

Costs within our Watch segment decreased 7.7%, or 7.1% on a constant currency basis. Excluding a 0.6% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact of productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $151 million for the three months ended September 30, 2016 as compared to $144 million for the three months ended September 30, 2015. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations and higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $53 million for the three months ended September 30, 2016 from $51 million for the three months ended September 30, 2015.

Restructuring Charges

We recorded $29 million and $15 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs for the three months ended September 30, 2016 and 2015, respectively.

Operating Income

Operating income for the three months ended September 30, 2016 was $296 million as compared to $298 million for the three months ended September 30, 2015. Operating income within our Buy segment was $79 million for the three months ended September 30, 2016 as compared to $91 million for the three months ended September 30, 2015. Operating income within our Watch segment was $259 million for the three months ended September 30, 2016 as compared to $234 million for the three months ended September 30, 2015. Corporate operating expenses were $42 million for the three months ended September 30, 2016 as compared to $27 million for the three months ended September 30, 2015. Refer to the “Business Segments Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015” section for further discussion of our operating income.

Interest Expense

Interest expense was $85 million for the three months ended September 30, 2016 as compared to $79 million for the three months ended September 30, 2015. This increase is primarily due to the incurrence of an additional $500 million in senior secured term loans in March 2016 and an increase in the USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for the three months ended September 30, 2016 as compared to $1.11 to €1.00 for the three months ended September 30, 2015.

We realized net gains of $2 million for the three months ended September 30, 2016 resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions and a gain of $2 million from the revaluation of our U.S. denominated debt held in Euro functional currency entities, partially offset by a loss of $4 million associated with foreign currency derivative financial instruments.

We realized net gains of $5 million for the three months ended September 30, 2015 resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Income Taxes

The effective tax rates for the three months ended September 30, 2016 and 2015 were 38% and 36%, respectively. The tax rate for the three months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies. The tax rate for the three months ended September 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2016 is $468 million and was $461 million as of December 31, 2015. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 4.0% to $498 million for the three months ended September 30, 2016 from $479 million for the three months ended September 30, 2015, or 4.0% on a constant currency basis. See “Results of Operations – Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	% Variance 2016 vs. 2015 Reported	Three Months Ended September 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Developed Markets	$542	$563	(3.7)%	$556	(2.5)%
Emerging Markets	267	253	5.5%	246	8.5%
Buy Segment	$809	$816	(0.9)%	$802	0.9%

Audience Measurement (Video and Text)	$496	$458	8.3%	$457	8.5%
Audio	137	141	(2.8)%	141	(2.8)%
Marketing Effectiveness	87	68	27.9%	66	31.8%
Other Watch	41	48	(14.6)%	49	(16.3)%
Watch Segment	761	715	6.4%	713	6.7%
Total	$1,570	$1,531	2.5%	$1,515	3.6%

Buy Segment Revenues

Revenues decreased 0.9% to $809 million for the three months ended September 30, 2016 from $816 million for the three months ended September 30, 2015, or an increase of 0.9% on a constant currency basis, excluding a 1.8% unfavorable impact of changes in foreign currency exchange rates.

Revenues in our Buy segment from developed markets decreased 3.7% to $542 million, or a decrease of 2.5% on a constant currency basis, excluding a 1.2% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue decreased due to softness in our discretionary services, especially in the United States market, as well as portfolio pruning initiatives which target slow growth and non-core products.

Revenues in our Buy segment from emerging markets increased 5.5% to $267 million, or an increase of 8.5% on a constant currency basis, excluding a 3.0% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our global footprint, coverage expansion and broad product offerings continue to position us well with both local and multinational clients, which drove double-digit growth in Eastern Europe and India, along with high single-digit growth in Latin America and South East Asia for the three months ended September 30, 2016.

Watch Segment Revenues

Revenues increased 6.4% to $761 million for the three months ended September 30, 2016 from $715 million for the three months ended September 30, 2015, or an increase of 6.7% on a constant currency basis, excluding a 0.3% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven primarily by growth in Audience Measurement of Video and Text, which increased 8.3% (8.5% on a constant currency basis) due to our ongoing investments and continued client adoption of our Total Audience Measurement framework. Audio revenues decreased 2.8% on an as reported and constant currency basis, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due to timing of deliveries. Marketing Effectiveness revenues grew 27.9% (31.8% on a constant currency basis), due to our continued investments in our product portfolio and client’s growing demand for our Marketing ROI and precision targeting tools. Other Watch revenues decreased by 14.6% (16.3% on a constant currency basis) due to the sale of the National Research Group, Inc., which was completed in the fourth quarter of 2015. Excluding Other Watch, our Watch segment grew 7.9%, or 8.4% on a constant currency basis.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2016 and 2015, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$79	$15	$53	$3	$—	$150
Watch	259	2	97	2	—	360
Corporate and Eliminations	(42)	12	1	6	11	(12)
Total Nielsen	$296	$29	$151	$11	$11	$498

THREE MONTHS ENDED SEPTEMBER 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$91	$11	$51	$4	$—	$157
Watch	234	4	92	1	3	334
Corporate and Eliminations	(27)	—	1	7	7	(12)
Total Nielsen	$298	$15	$144	$12	$10	$479

(1)	Other items primarily consist of business optimization costs for the three months ended September 30, 2016 and 2015.

(IN MILLIONS)	Three Months Ended September 30, 2016 Reported	Three Months Ended September 30, 2015 Reported	% Variance 2016 vs. 2015 Reported	Three Months Ended September 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$150	$157	(4.5)%	$156	(3.8)%
Watch	360	334	7.8%	335	7.5%
Corporate and Eliminations	(12)	(12)	NM	(12)	NM
Total Nielsen	$498	$479	4.0%	$479	4.0%

Buy Segment Profitability

Operating income was $79 million for the three months ended September 30, 2016 as compared to $91 million for the three months ended September 30, 2015. The decrease was driven primarily by the revenue performance mentioned above, higher depreciation and amortization expense and restructuring charges for the three months ended September 30, 2016. Non-GAAP business segment income decreased 3.8% on a constant currency basis.

Watch Segment Profitability

Operating income was $259 million for the three months ended September 30, 2016 as compared to $234 million for the three months ended September 30, 2015. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives, lower restructuring charges and business optimization costs for the three months ended September 30, 2016, partially offset by higher depreciation and amortization expense and stock-based compensation expense for the three months ended September 30, 2016. Non-GAAP business segment income increased 7.5% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $42 million for the three months ended September 30, 2016 as compared to $27 million for the three months ended September 30, 2015, due primarily to higher restructuring charges and business optimization costs for the three months ended September 30, 2016 partially offset by lower stock-based compensation expense for the three months ended September 30, 2016.

Results of Operations – Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2016	2015
Revenues	$4,653	$4,548
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,937	1,885
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,391	1,405
Depreciation and amortization	450	432
Restructuring charges	73	43
Operating income	802	783
Interest income	3	3
Interest expense	(247)	(231)
Foreign currency exchange transaction losses, net	(3)	(27)
Income from continuing operations before income taxes and equity in net loss of affiliates	555	528
Provision for income taxes	(208)	(206)
Equity in net loss of affiliates	—	(1)
Net income	$347	$321

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(IN MILLIONS)	2016	2015
Net income	$347	$321
Interest expense, net	244	228
Provision for income taxes	208	206
Depreciation and amortization	450	432
EBITDA	1,249	1,187
Equity in net loss of affiliates	—	1
Other non-operating expense, net	3	27
Restructuring charges	73	43
Stock-based compensation expense	37	39
Other items(a)	28	30
Adjusted EBITDA	$1,390	$1,327

(a)	Other items primarily consist of business optimization costs for the nine months ended September 30, 2016 and 2015.

Consolidated Results for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

Revenues increased 2.3% to $4,653 million for the nine months ended September 30, 2016 from $4,548 million for the nine months ended September 30, 2015, or an increase of 4.4% on a constant currency basis, excluding a 2.1% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 0.5% (an increase of 2.8% on a constant currency basis). Revenues within our Watch segment increased 5.6% (6.3% on a constant currency basis). Refer to the “Business Segment Results for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 2.8% to $1,937 million for the nine months ended September 30, 2016 from $1,885 million for the nine months ended September 30, 2015, or an increase of 5.3% on a constant currency basis, excluding a 2.5% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 0.3%, or an increase of 3.4% on a constant currency basis.  Excluding a 3.7% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 8.9%, or 9.8% on a constant currency basis. Excluding a 0.9% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.0% to $1,391 million for the nine months ended September 30, 2016 from $1,405 million for the nine months ended September 30, 2015, or an increase of 1.5% on a constant currency basis, excluding a 2.5% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 1.1%, or an increase of 2.2% on a constant currency basis. Excluding a 3.3% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 3.1%, or 2.2% on a constant currency basis. Excluding a 0.9% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact of productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $450 million for the nine months ended September 30, 2016 as compared to $432 million for the nine months ended September 30, 2015. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations and higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $158 million for the nine months ended September 30, 2016 from $152 million for the nine months ended September 30, 2015.

Restructuring Charges

We recorded $73 million and $43 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs for the nine months ended September 30, 2016 and 2015, respectively.

Operating Income

Operating income for the nine months ended September 30, 2016 was $802 million as compared to $783 million for the nine months ended September 30, 2015. Operating income within our Buy segment was $216 million for the nine months ended September 30, 2016 as compared to $231 million for the nine months ended September 30, 2015. Operating income within our Watch segment was $684 million for the nine months ended September 30, 2016 as compared to $634 million for the nine months ended September 30, 2015. Corporate operating expenses were $98 million for the nine months ended September 30, 2016 as compared to $82 million for the nine months ended September 30, 2015. Refer to the “Business Segments Results for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015” section for further discussion of our operating income.

Interest Expense

Interest expense was $247 million for the nine months ended September 30, 2016 as compared to $231 million for the nine months ended September 30, 2015. This increase is primarily due to the incurrence of an additional $500 million in senior secured term loan in March 2016, the issuance of $750 million 5.00% Senior Notes in February 2015 and an increase in the USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for each of the nine months ended September 30, 2016 and 2015.

We realized net losses of $3 million for the nine months ended September 30, 2016, resulting primarily from the loss of $3 million associated with foreign currency derivative financial instruments.

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

Income Taxes

The effective tax rates for the nine months ended September 30, 2016 and 2015 were 37% and 39%, respectively. The tax rate for the nine months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies. The tax rate for the nine months ended September 30, 2015 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, the effect of global licensing activities and foreign distributions, and audit settlements offset by the favorable impact of certain financing activities and release of certain tax contingencies.

Adjusted EBITDA

Adjusted EBITDA increased 4.7% to $1,390 million for the nine months ended September 30, 2016 from $1,327 million for the nine months ended September 30, 2015, or 5.8% on a constant currency basis, excluding a 1.1% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	% Variance 2016 vs. 2015 Reported	Nine Months Ended September 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Developed Markets	$1,674	$1,694	(1.2)%	$1,672	0.1%
Emerging Markets	780	772	1.0%	715	9.1%
Buy Segment	$2,454	$2,466	(0.5)%	$2,387	2.8%

Audience Measurement (Video and Text)	$1,459	$1,361	7.2%	$1,351	8.0%
Audio	380	382	(0.5)%	381	(0.3)%
Marketing Effectiveness	238	194	22.7%	191	24.6%
Other Watch	122	145	(15.9)%	146	(16.4)%
Watch Segment	2,199	2,082	5.6%	2,069	6.3%
Total	$4,653	$4,548	2.3%	$4,456	4.4%

Buy Segment Revenues

Revenues decreased 0.5% to $2,454 million for the nine months ended September 30, 2016 from $2,466 million for the nine months ended September 30, 2015, or an increase of 2.8% on a constant currency basis, excluding a 3.3% unfavorable impact of changes in foreign currency exchange rates.

Revenues in our Buy segment from developed markets decreased 1.2% to $1,674 million, or an increase of 0.1% on a constant currency basis, excluding a 1.3% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of modest strength in core measurement and new client wins in our subscription-based products, which were partially offset by softness in our discretionary services, especially in the United States market.

Revenues in our Buy segment from emerging markets increased 1.0% to $780 million, or 9.1% on a constant currency basis, excluding a 8.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage and analytics capabilities, which resulted in broad based demand for our services within both our multinational and local client bases.  For the nine months ended September 30, 2016, these investments drove double-digit growth in Latin America, Eastern Europe and South East Asia, along with high single-digit growth in China and mid single-digit growth in Africa and India.

Watch Segment Revenues

Revenues increased 5.6% to $2,199 million for the nine months ended September 30, 2016 from $2,082 million for the nine months ended September 30, 2015 or an increase of 6.3% on a constant currency basis, excluding a 0.7% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 7.2% (8.0% on a constant currency basis) due to continued client adoption of our Total Audience Measurement framework and continued investments. Audio decreased 0.5% or 0.3% on a constant currency basis, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Our Marketing Effectiveness offerings grew 22.7% (24.6% on a constant currency basis), due to our investments in our product portfolio and client’s growing demand for our Marketing ROI and precision targeting tools. Other Watch revenues decreased by 15.9% (16.4% on a constant currency basis) due to the sale of the National Research Group, Inc., which was completed in the fourth quarter of 2015. Excluding Other Watch, our Watch segment grew 7.2%, or 8.0% on a constant currency basis.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$216	$42	$158	$12	$2	$430
Watch	684	7	289	7	2	989
Corporate and Eliminations	(98)	24	3	18	24	(29)
Total Nielsen	$802	$73	$450	$37	$28	$1,390

NINE MONTHS ENDED SEPTEMBER 30, 2015 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$231	$28	$157	$13	$—	$429
Watch	634	12	272	5	3	926
Corporate and Eliminations	(82)	3	3	21	27	(28)
Total Nielsen	$783	$43	$432	$39	$30	$1,327

(1)	Other items primarily consist of business optimization costs for the nine months ended September 30, 2016 and 2015.

(IN MILLIONS)	Nine Months Ended September 30, 2016 Reported	Nine Months Ended September 30, 2015 Reported	% Variance 2016 vs. 2015 Reported	Nine Months Ended September 30, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$430	$429	0.2%	$418	2.9%
Watch	989	926	6.8%	924	7.0%
Corporate and Eliminations	(29)	(28)	NM	(28)	NM
Total Nielsen	$1,390	$1,327	4.7%	$1,314	5.8%

Buy Segment Profitability

Operating income was $216 million for the nine months ended September 30, 2016 as compared to $231 million for the nine months ended September 30, 2015 primarily due to the revenue performance mentioned above as well as higher restructuring charges. Non-GAAP business segment income increased 2.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $684 million for the nine months ended September 30, 2016 as compared to $634 million for the nine months ended September 30, 2015. The increase was driven primarily by the revenue performance discussed above as well as the impact of productivity initiatives and lower restructuring charges, partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 7.0% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $98 million for the nine months ended September 30, 2016 as compared to $82 million for the nine months ended September 30, 2015 primarily due to higher restructuring charges.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $753 million during the nine months ended September 30, 2016 as compared to $808 million for the nine months ended September 30, 2015, a decrease of $55 million. This decrease was driven by our $36 million cash contribution to the Nielsen Foundation during the nine months ended September 30, 2016, higher interest payments during the nine months ended September 30, 2016 based on a higher debt balance and the timing of vendor and client payments, offset in part by the increase in Adjusted EBITDA discussed above. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2016 and 2015:

(IN MILLIONS)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net cash from operating activities	$753	$808
Cash and cash equivalents	$446	$358
Availability under revolving credit facility	$212	$360

Of the $446 million in cash and cash equivalents, approximately $402 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Weighted average interest rate	4.02%	3.98%
Cash paid for interest, net of amounts capitalized (in millions)	$191	$170

On March 30, 2016, we entered into an amendment to our Fourth Amended and Restated Credit Agreement, dated as of April 22, 2014, which provides for additional Class A Term Loans in an aggregate principal amount of $500 million, maturing in full in April 2019 (the “Additional Class A Term Loans”). The Additional Class A Term Loans are required to be repaid in quarterly installments ranging from 1.369% to 4.11% of the original principal amount (as may be reduced as a result of voluntary prepayments), with the balance payable on the maturity date. The Additional Class A Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by our total leverage ratio (as defined in the Fourth Amended and Restated Credit Agreement).

Subsequent Event

On October 4, 2016, we entered into an amendment (the “Amendment Agreement”) to our Fourth Amended and Restated Credit Agreement (as amended prior to October 4, 2016, the “Existing Credit Agreement”); the Existing Credit Agreement, as amended by the Amendment Agreement, the “Amended Credit Agreement”), which provides for (i) an incremental facility of Class B-2 Euro Term Loans in an aggregate principal amount of €380 million, the proceeds of which were used to replace or refinance the existing Class B-2 Euro Term Loans and to repay certain other indebtedness, and (ii) a new class of term loans, Class B-3 Term Loans in an aggregate principal amount of $1,900 million, the proceeds of which were used to replace or refinance in full a like amount of our applicable existing Class B-1 Term Loans maturing in May, 2017 and Class B-2 Dollar Term Loans maturing in April, 2021 and to repay certain other indebtedness.

The incremental Class B-2 Euro Term Loans will mature in full in April, 2021 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of incremental Class B-2 Euro Term Loans, with the balance payable in April, 2021. The Class B-3 Term Loans will mature in full in October, 2023 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of Class B-3 Term Loans, with the balance payable in October, 2023.

Class B-2 Euro Term Loans will bear interest equal to the eurocurrency rate plus an applicable margin, which is equal to 2.50%. Class B-3 Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate plus an applicable margin, which is equal to 2.50% (in the case of eurocurrency loans) or 1.50% (in the case of base rate loans).

The Amendment Agreement contains the same affirmative and negative covenants as those of the Existing Credit Agreement.

As a result to the Amendment Agreement, we reclassified $486 million of the Class B-1 Term Loans maturing 2017 from the current portion of long term debt to long term debt on our condensed consolidated balance sheet as of September 30, 2016.

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of September 30, 2016, we were in full compliance with the financial covenant described above.

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

As of September 30, 2016 and 2015, we had $357 million and $210 million borrowings outstanding and had outstanding letters of credit of $6 million and $5 million, respectively. As of September 30, 2016, we had $212 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2015 and the nine months ended September 30, 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31

On October 20, 2016, our Board declared a cash dividend of $0.31 per share of our common stock. The dividend is payable on December 6, 2016 to stockholders of record at the close of business on November 22, 2016.

Our Board of Directors approved a share repurchase program, as included in the below table, for up to $2 billion of our outstanding common stock. The primary purpose of the program is to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization (in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans are made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meeting of Shareholders held in 2014, 2015 and 2016.

As of September 30, 2016, there have been 33,370,910 shares of our common stock purchased at an average price of $46.14 per share (total consideration of approximately $1,540 million) under this program.

The activity for the nine months ended September 30, 2016 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	$45.62	628,054	$826,841,315
February 1- 29	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,086
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
July 1-31	1,286,936	$53.66	1,286,936	$482,094,450
August 1-31	224,800	$53.61	224,800	$470,042,455
September 1-30	183,968	$53.01	183,968	$460,290,434
Total	33,370,910	$46.14	33,370,910

Cash Flows

Operating activities. Net cash provided by operating activities was $753 million for the nine months ended September 30, 2016, as compared to $808 million for the nine months ended September 30, 2015. This decrease was driven by our $36 million cash contribution to the Nielsen Foundation during the nine months ended September 30, 2016, higher interest payments during the nine months ended September 30, 2016 based on a higher debt balance and the timing of vendor and client payments, offset in part by the Adjusted EBITDA performance discussed above. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $591 million for the nine months ended September 30, 2016, as compared to $504 million for the nine months ended September 30, 2015. The primary driver for the increase was higher acquisition payments and capital expenditures during the nine months ended September 30, 2016 as compared to the same period for 2015.

Financing activities. Net cash used in financing activities was $90 million for the nine months ended September 30, 2016 as compared to $174 million for the nine months ended September 30, 2015. This decrease is primarily due to lower share repurchasing partially offset by higher dividend payments, as described in the “Dividends and Share Repurchase Program” section above, during the nine months ended September 30, 2016 as compared to the same period of 2015.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $324 million for the nine months ended September 30, 2016 as compared to $306 million for the nine months ended September 30, 2015.

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

Compensation- Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. We elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits. Further, we elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $30 million increase to operating cash flow and a $30 million decrease to cash flows from financing activities for the nine months ended September 30, 2015.

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

Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments”. The standard addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 40% of our revenues and 43% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2016. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $5 million annually, with an immaterial impact on our profitability.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing. It is our policy not to trade derivative financial instruments for speculative purposes. During the nine months ended September 30, 2016 and 2015, we recorded a net loss of $3 million and a net gain of $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of September 30, 2016 and December 31, 2015, the notional amount of outstanding foreign currency derivative financial instruments were $316 million and $37 million, respectively.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2016:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	10%	30%
Operating costs	57%	10%	33%

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

We currently expect to be able to access U.S. dollars through the DICOM market. DICOM has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. At September 30, 2016, the DICOM exchange rate was 658.0 bolivars to the U.S. dollar.

We will continue to assess the appropriate conversion rate based on events in Venezuela and our specific facts and circumstances and whether to continue consolidation.  Total net monetary assets in U.S. dollars at the September 30, 2016 DICOM rate totaled $1 million.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2016, we had $4,098 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,550 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $25 million ($41 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no unregistered sales of our common stock for the nine months ended September 30, 2016.

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

As of September 30, 2016, there have been 33,370,910 shares of our common stock purchased at an average price of $46.14 per share (total consideration of approximately $1,540 million) under this program.

The activity during the three months ended September 30, 2016 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31	1,286,936	$53.66	1,286,936	$482,094,450
August 1-31	224,800	$53.61	224,800	$470,042,455
September 1-30	183,968	$53.01	183,968	$460,290,434
Total	1,695,704	$53.58	1,695,704

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings plc (Registrant)

Date: October 25, 2016	/s/ Jeffrey R. Charlton
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

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith