Form 10-K
period 2016-12-31
Nielsen Holdings plc
filed 2017-02-17
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last day of business of our most recently completed second fiscal quarter, was $18,497 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $51.97 per share.

There were 357,539,949 shares of the registrant’s Common Stock outstanding as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2017 annual meeting of stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings plc (formerly known as Nielsen N.V.) and our consolidated subsidiaries unless otherwise stated or indicated by context. The term “TNC B.V.,” as used herein, refers to The Nielsen Company B.V., the principal subsidiary of Nielsen.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project,” “intend,” and other words of similar meaning. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to the factors discussed in Item 1A. Risk Factors of this Form 10-K.

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

Background and Business Overview

We are a leading global performance management company. The company provides to clients a comprehensive understanding of what consumers watch and what they buy and how those choices intersect.  We deliver critical media and marketing information, analytics and manufacturer and retailer expertise about what and where consumers buy (referred to herein as “Buy”) and what consumers read, watch and listen to (consumer interaction across the television, radio, print, online and mobile viewing and listening platforms referred to herein as “Watch”) on a local and global basis. Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries and our services cover more than 90 percent of the globe’s GDP and population.  We have significant investments in resources and associates all over the world, including in many emerging markets, and hold leading market positions in many of our services and geographies. Based on the strength of the Nielsen brand, our scale and the breadth and depth of our solutions, we believe we are the global leader in measuring and analyzing consumer behavior in the segments in which we operate.

We help our clients enhance their interactions with consumers and make critical business decisions that we believe positively affect their sales and profitability. Our data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflow. Our long-term client relationships are made up largely of multi-year contracts and high contract renewal rates. The average length of relationship with our top ten clients, which include The Coca-Cola Company, NBC Universal, Nestle S.A., The Procter & Gamble Company, Twenty-First Century Fox and the Unilever Group, is more than 30 years. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments.

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

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. According to Deloitte, the aggregate retail revenue of the Top 250 global retailers approached $4.3 trillion in 2015. Our broad coverage focuses not only on this modern class of global retailer but also the thousands of traditional trade retailers that have significant presence in emerging markets. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets globally and our data is used to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy services also enable our clients to better manage their brands, uncover new sources of demand, manage their supply chain issues, launch and grow new services, analyze their sales, drive merchandising efficiency and effectiveness in-store and improve their marketing mix and establish more effective consumer relationships. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan, South Korea and Australia while emerging markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Buy segment represented approximately 53% of our consolidated revenues in 2016.

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, print, online and mobile viewing and listening platforms. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising including television, radio, print, online and mobile platforms is projected to reach $539 billion by end of 2016.

Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content; and, our advertising clients to plan, transact, and optimize their media spending. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace. According to PwC, U.S. TV ad revenues are expected to be $73 billion U.S. dollars in 2016. In addition to the United States, we measure television viewing in 31 other countries. We also measure markets that account for nearly 80% of global TV ad spend and offer mobile measurement and analytic services in 60 countries, including the United States, where we are the market leader. Our ratings are also the primary metrics used to determine the value of programming and advertising in the U.S. radio advertising marketplace.  According to PwC, U.S. Radio ad revenues are expected to be $17.8 billion U.S. dollars in 2016. Lastly, our ratings are the primary metrics for the top 24 of top 25 Global Advertisers for digital campaigns to determine the value of advertising in the premium Digital Video Marketplace.  According to PwC, U.S. Digital ad revenues are expected to be $68.1billion U.S. dollars in 2016.  Our Watch segment represented approximately 47% of our consolidated revenue in 2016.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For over 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. Our Company, originally incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (collectively, the “Sponsors”). In January 2011, our Company consummated an initial public offering of our common stock and our shares started trading on the New York Stock Exchange under the symbol “NLSN”. On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publicly traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger. The Sponsors that held equity interests in Nielsen at the time of the January 2011 initial public offering had disposed of such interests.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. Within our Buy segment, in 2016, 63% of revenues came from Developed markets, 32% came from Emerging markets and 5% came from Corporate Buy which represents slow growth and non-core services that are part of our portfolio pruning initiatives. For the year ended December 31, 2016, revenues from our Buy segment represented approximately 53% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five segment clients represented approximately 20% of our segment revenues for the year ended December 31, 2016 and the average length of relationship with these same clients is over 30 years. No single client accounted for 10% or more of our Buy segment revenues in 2016.

Retail Measurement Services

We are a global leader in retail measurement services. Our purchasing data provides market share, competitive sales volumes, and insights into such activities as distribution, pricing, merchandising and promotion. By combining this detailed information with our in-house expertise and professional consultative services, we produce valuable insights that help our clients improve their manufacturing, marketing, distribution and sales decisions and grow their market share.

Depending on the sophistication of each country’s retailer systems, we collect retail sales information from stores using electronic point-of-sale technology and/or teams of local field auditors. Stores within our worldwide retail network include grocery, drug, convenience, discount, some wholesalers and eCommerce retailers, who, through various cooperation arrangements, share their sales data with us. The electronic retail sales information collected by stores through checkout scanners is transmitted directly to us. In certain emerging markets where electronic retail sales information is unavailable, we utilize field auditors to collect information through in-store inventory and price checks. For eCommerce retailers where electronic retail sales information is unavailable, we are increasingly using consumer sourced data to collect information by leveraging proven expertise developed in our Consumer Panel business. For all information we collect, our stringent quality control systems validate and confirm the source data. The data is then processed into databases that clients access using our proprietary software that allows them to query the information, conduct customized analysis and generate reports and alerts.

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

Our consumer panels collect data from more than 250,000 household panelists across 25 countries, most of which use in-home scanners to record purchases from each shopping trip. In the United States, for example, approximately 100,000 selected households, constituting a demographically balanced sample, participate in the panels. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports.  Clients may access these databases to perform analyses.

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

What Consumers Watch

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, print, online and mobile viewing and listening platforms. For the year ended December 31, 2016, revenues from our Watch segment represented approximately 47% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 80% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five clients represented approximately 23% of segment revenues for the year ended December 31, 2016 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenues in 2016.

We have aligned our Watch solutions across the key activities of Planning, Activation, Audience Measurement, and Advertising Effectiveness

Planning

Nielsen has a portfolio of solutions that enable clients to create optimized media plans to reach their desired audiences.

Nielsen Ad Intel provides competitive advertising intelligence across traditional and digital media in 28 major markets around the globe.  By providing ad campaign brand details, audience exposure and estimated advertising spend data, we furnish clients with unique insights for competitive brand and advertising creative activity, for shifts in advertising spend among media types, channels and brands, and for advertising sales lead generation.  In the United States, Ad Intel determines the commercial minutes for the national television currency.  Internationally, clients utilize Ad Intel’s ad spend as a secondary measure to the television currency.  Furthermore, Ad Intel’s brand schedules form the basis for many other Nielsen products and services.

Nielsen Media Impact is an omni-channel planning system, providing insights about target audiences across platforms and devices, to optimize media plans to achieve advertising campaign objectives.  Media Impact is a tool for understanding how various media can be used together most effectively in a media plan to achieve reach, frequency and brand or sales impact.   With Media Impact, clients can identify the most effective channels for messaging to consumers, optimize channel mix with reach and impact, quantify impact by media channel and leverage impact data to improve tactical planning.  In the US, Media Impact is fueled by the Total Media Fusion, a granular, comprehensive data set of audiences and media behaviors across TV, computer, smartphone, tablet and other media channels, designed specifically for media planning and analytics.  Media Impact is a tool for media agencies, advertisers and media owners and is currently available in 8 international markets, with more planned for 2017.

In addition to the services described above, we also provide qualitative information about consumers, including their lifestyles, shopping patterns, and use of media in local markets and across the United States. We market these services to customers of our syndicated radio and television ratings services who wish to demonstrate the targetability and value of their audience. We also market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, including newspapers; advertising agencies; the advertising sales organizations of local cable television companies; national cable and broadcast television networks; out-of-home media sales organizations; sports teams and leagues; marketers and advertisers.

Qualitative media insights applications include marketing, cross-platform, prospecting, planning/buying, sales, news, promotions, programming and editorial.  Beyond demonstrating audience targeting, value and media planning, qualitative information provides advertiser insights into the areas of promotions, marketing, brand management, multiculturalism, product development, shopper insights and sponsorship.

We currently provide syndicated local qualitative measurement in 151 U.S. markets, as well as Puerto Rico, with an additional 11 markets being added for the latter half of 2017.

Activation

We offer over 15,000 segments representing different stages in the marketing funnel.  From top funnel insights, describing demographics, economic and job related parameters, to mid funnel insights describing content that viewers have expressed interest in, such as TV shows watched, restaurants dines at, stores shopped, etc. to insights on expressed intent.  These audiences describe individuals with high propensity of exhibiting future behaviors such as purchasing a specific car model, a financial product, airline tickets, and more.

We enable these segments in a vast array of buying platforms currently connected to Nielsen’s Data Management Platform.  The Nielsen Marketing Cloud is Nielsen’s platform for the custom creation of audiences and activation of those audiences for campaign delivery.  The Nielsen Marketing Cloud empowers brands, agencies and media companies to connect more deeply with customers by combining Nielsen’s world-class data, analytics, media planning, marketing activation and data management platform (DMP) capabilities in a single cloud platform.

Our clients can connect directly to our Nielsen Marketing Cloud to identify desired syndicated targeting or created custom targets using their own first party data, unlocking the unique target combinations and using our insights as analytics and ROI tools.  Nielsen Marketing Cloud clients gain exclusive access to granular Nielsen data, which powers audience insights at a much higher degree of detail than is available anywhere else.  Marketing outcomes include a deeper understanding of consumers, more effective one-to-one messaging across devices, and superior ROI analysis and campaign optimization capabilities.

Audience Measurement

Television Audience Measurement

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

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the Average Commercial Minute (ACM) ratings, which is a measure of how many people watch commercials during live and time-shifted viewing, through 3 days ("C3") , 7 days ("C7"), and up to 35 days (“C35”) . The C3 and C7 ratings are the primary metrics for buying and selling advertising on national broadcast television.

We measure television viewing in 31 countries outside the United States, including Australia, Indonesia, Italy and South Korea. The international television audience measurement industry operates on a different model than in the United States. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which is designated the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

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

Digital Audience Measurement

We are a global provider of digital media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings in the various markets in which we operate to provide digital publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Through a combination of patented panel and census data collection methods, we measure and study the internet surfing, online buying, and video viewing (including television content) of digital audiences. In addition to measuring overall internet usage, Nielsen is the only company that has a Media Ratings Council (“MRC”) accredited age and gender people measurement across its U.S. Digital Ad Ratings and U.S. Digital in TV Ratings Service. Nielsen’s Digital Ad Ratings are now in 25 countries. Those 25 current Digital Ad Ratings markets account for about 88% of global digital ad spend.

Since 2010, Nielsen has been providing innovative census measurement in cooperation with third party data enrichment providers such as Facebook. Through such partnerships, Nielsen has privacy-protected and anonymous access to demographic data on over 1.5 billion user profiles. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent. As newer forms of digital media such as video advertising, social media and applications become a greater proportion of consumer behavior, we are transitioning our portfolio of digital services, including discontinuation of certain legacy services in certain markets and the launch of other services, to address the evolving requirements of measuring digital audiences and better serve our clients.

Mobile Measurement

We provide independent measurement and consumer research for telecom and media companies in the mobile telecommunications industry. Clients, principally mobile carriers and device manufacturers, rely upon our data to make consumer marketing, competitive strategy and resource allocation decisions. In the United States, our metrics are a leading indicator for mobile behaviors and attitudes, customer satisfaction, device share, service network quality, revenue share, and other key performance indicators. We also benchmark the end-to-end consumer experience to pinpoint problem areas in the service chain, track key performance metrics for mobile devices and identify key market opportunities.

To address the rapid growth of mobile internet consumption, we have deployed a combination of panel and census based measurement to capture internet, video and other media on mobile, smartphone, and tablet devices. In the U.S., Nielsen has deployed our mobile software development kit (SDK) to offer a comprehensive mobile advertising and content measurement for our media clients. In addition, our census demographic measurement uses the world's largest mobile demographic data set through our data enrichment providers. We offer mobile measurement and analytic services in 29 countries worldwide, including the United States, where we are a leader in the market for mobile audience measurement, and are focused on expanding our presence in other markets.

Total Audience Measurement

Consumer choice is driving how content is viewed, and it is fundamentally changing the business of TV, advertising, and measurement.  Consumer choice is driving how content is viewed, and it is driving change in how the business of TV advertising and measurement.  We are connecting all of our video measurement capabilities together in a comprehensive solution covering clients “Total Audience” for content and campaigns across all consumer access points.  We are also providing the industry’s first comparable metrics, which provides true comparability across TV & Digital.  These metrics have been developed to enable more flexible business models that support both linear and dynamic models of delivering ads and content in which the industry can choose on how best to leverage to transact billions of advertising transactions against.  Total Content Ratings combines the total audience for a program or content regardless of the mode of access, including SVOD.  Total Ad Ratings includes ratings for ads regardless of where and how they are consumed, providing flexibility for dynamic ad insertion across all screens.

Advertising Effectiveness

Nielsen Brand Effect provides a range of solutions to major clients, whether they are consumer packaged goods manufacturers, retailers, media companies, or other verticals such as automotive, telecom or financial services, to help validate and optimize their advertising spend. We quantify the effectiveness of advertising by reporting behavioral observations, attitudinal changes and actual offline purchase activity. We offer services specific to television, digital and social marketing to determine “resonance” or impact of specific campaigns, by measuring objectives such as breakthrough, brand recall, purchase intent and effect on product and brand loyalty. These services can also help clients determine which elements of their advertising campaigns are more or less effective, including frequency of repetition, length of commercial and context. As part of these efforts, we collect and analyze more than 20 million surveys annually to measure consumer engagement and recall of advertisements across television and online to provide important insights on advertising and content effectiveness.

Nielsen Social is the leading provider of social TV measurement, audience engagement and advertising solutions for TV networks, agencies and advertisers, helping the industry measure, understand and act on TV-related activity on Twitter and Facebook.  Along with tracking program-related activity on Facebook and Twitter around linear airtimes, Nielsen Social also track Facebook and Twitter TV activity in the U.S. on a 24/7 basis for over 1,200 series and select special programs, including linear and over-the-top programming such as Netflix and Hulu, and over 2,000 brands and theatrical releases. Nielsen Social uses this data to power Social Content RatingsTM, the first standardized, third-party measurement of program-related activity across Twitter and Facebook, available via a syndicated dashboard. Social Content Ratings is also available in Italy, Australia, and Mexico.

Nielsen Catalina Solutions & Nielsen Buyer Insights

Nielsen has the most comprehensive Advertising Effectiveness Measurement in the industry.  We have pioneered the transition of demographic only insights to purchase behavior enhanced metrics.  Through these industry leading ventures, Nielsen delivers the broadest and deepest coverage of ROI and Media Planning across CPG, Restaurant, Retail, Travel, Pharmacy, etc.  Representing more than $80 billion in Advertising spend and over $2 trillion in product purchase, Nielsen delivers on the deepest granular insights down to the merchant and UPC level (where applicable) against single source matched, demographically accurate viewership data.  Nielsen’s Catalina Solutions and Nielsen Buyer Insights product suites are utilized by every major media company in the US for Upfronts, research, industry events and everyday negotiations.

Nielsen Catalina Solutions (NCS), our joint venture with Catalina, measures the effectiveness of advertising across all media.  NCS helps advertisers and agencies define their customer once and find them everywhere.  NCS enables the CPG industry to activate on their best customers based on actual prior purchases data and match that to the very same shopper's media exposure, then measure the sales impact of the campaign. NCS has conducted several thousand studies for 200 advertisers and 450+ brands to optimize ad performance and drive revenue growth and increase return on ad spend.

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

Global Scale and Brand. We provide a breadth of information and insights about consumers covering approximately 90 percent of all population and GDP globally.  In our Buy segment, we track billions of sales transactions per month in retail outlets in more than 100 countries around the world. We also have approximately 250,000 household panelists across 25 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace. According to PwC, U.S. TV ad revenues are expected to be $73 billion U.S. dollars in 2016. We believe our footprint, independence, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expand. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Buy segment, our clients include the largest consumer packaged goods and merchandising companies in the world such as The Coca-Cola Company, Kraft Foods and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Tesco, Walgreens and Walmart. In our Watch segment, our client base includes leading broadcast, radio, cable and internet companies such as CBS, Clear Channel Media, Disney/ABC, Facebook, Google, Microsoft, NBC Universal/Comcast, Twenty-First Century Fox, Time Warner, Twitter, Univision and Yahoo!; leading advertising agencies such as WPP, IPG, Omnicom, and Publicis; leading telecom companies such as AT&T, Verizon, Vodafone, and Nokia; and leading automotive companies such as Chrysler, Ford and Toyota. The average length of relationship with our top 10 clients across both our Buy and Watch segments is more than 30 years. In addition, due to our growing presence in emerging markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

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

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends across our Buy & Watch businesses.

In Watch, we are investing in our Total Audience measurement framework, connecting all of our video, audio, and text measurement capabilities across digital and television platforms for both ad campaigns (Total Ad Ratings) and content (Total Content Ratings) across all consumer access points.  These measurement offerings allow content providers and advertisers to understand their true reach across and among all platforms using a combination of Nielsen's gold standard panels and census-based measurement.  We have also taken a “total” approach to Ad Intel by partnering with a global data provider to add digital data into the service alongside TV, radio and print.  We are working with our clients to help maximize the value of the data we give to them by allowing them to evaluate new distribution options (e.g. the Apple TV, Roku, Game Console breakout) as well as understanding the true impact and audiences of their content when sent to Subscription Video on Demand (“SVOD”).    The continued expansion of our Nielsen Campaign Ratings service provides “reach” metrics for TV and digital campaign ratings, and can offer advertisers and media companies a unique measurement of unduplicated audiences for their advertising and programming across television and online viewing.

Nielsen is also incorporating large “census like” data into all of our services and products.  We have been using Return Path Data in different areas of Nielsen over the last five years, for example, in Digital Ad Ratings and Digital Content Ratings along with our marketing effectiveness/ROI services.  Nielsen is working to incorporate bringing in return path data for Television.  Due to the significant deficiencies in this data, Nielsen’s Data Science teams are creating a number of statistical models to correct for all of the limitations of this data, including how to calibrate and validate against it in which to continue to produce quality person’s based ratings for the marketplace.

We have also made investments in providing cross platform data aggregation and audience activation within the Nielsen Marketing Cloud. Its data management platform and big data infrastructure has enabled brands, agencies, and media companies access to unified consumer mapping and targeting across multiple media platforms.   By leveraging this data management platform, clients can more easily analyze ROI and optimize their marketing programs with the Nielsen Marketing Cloud’s world class analytic capabilities, including Multi Touch Attribution modelling (cross channel performance analysis) and In Flight Analytics (a real-time view into purchase-intent behavior).

On the planning side, Nielsen Media Impact, a state of the art cross media planning system that integrates reach and effectiveness data, which provides the analytics capability tied to our Total Audience measurement data to enable buyers and sellers to more effectively transact on advertising sales.  It helps agencies, media owners, and advertisers to better plan, activate and optimize the value of their media investments.  It is also the first solution in the industry that has created the first currency-quality, respondent level planning dataset and software solution that is configurable from top to bottom for clients that want proprietary solutions.

Nielsen is making significant investments in sports sponsorship, and is now the premier global provider of analytics and insights in this category.  Nielsen’s acquisition of Repucom brings together Repucom’s brand exposure data and metrics and connects the sponsorship data with Nielsen’s buyer intent and purchase data to help clients make better, smarter business decisions.

While technology is changing the path to purchase and generating massive volumes of data to sift through, Nielsen is helping our clients navigate this changing landscape and answer critical questions through our innovation of the Nielsen Connected System.   The Connected System is an open, cloud-based platform which allows clients to quickly determine what’s happened to their business, the reason behind sales and share changes and then what they should do next through analytic apps that support everyday decisions around innovation, distribution, price, promotion and media.  Retail and manufacturer clients will both have access to the Connected System enabling a high degree of collaboration.  We have also further enhanced our information and analytics delivery platform, Nielsen Answers On Demand, to enable the management of consumer loyalty programs for retail clients.

Nielsen is also on a path to measure the “Total Consumer”, which means offline and online purchases, all outlets, retail, and out of home consumption.  Nielsen’s e-commerce measurement solution is a combination of Nielsen retail data cooperators; multiple consumer-sourced data sets and demand related analytics that will provide the industry a leading measure of e-commerce channel performance for both retailers and manufacturers.  These data sources, married with Nielsen’s best in class data science will enable an integrated, calibrated and projectable measurement solution.  The retail data cooperators are across a spectrum of channels ranging from pure play, club, mass, specialty, drug, and food.  This solution will provide an integrated view of consumer insights, in addition to the market measurement, through consumer level purchase data.

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading services that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with leading technology partners such as IBM, Tata Consultancy Services and Amazon, which allows for greater quality in client offerings and efficiency in our global operations.

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted and Video On Demand/Subscription Video On Demand. We believe our distinct ability to provide independent audience measurement and metrics across television, radio, print, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

Consumers are more connected, informed and in control. More than three-quarters of the world’s homes have access to television, there are approximately 3.5 billion internet users around the globe, and mobile penetration rates have reached 96% globally. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. They can compare products and prices instantaneously and have new avenues to learn about, engage with and purchase products and services. These shifts in behavior create significant complexities for our clients. Our broad portfolio of measurement and analytical services enables our clients to engage consumers with more impact and efficiency, influence consumer purchasing decisions and actively participate in and shape conversations about their brands.

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

The Rise of Online Brand Loyalists. The growth of online commerce has driven the need for fast-moving consumer goods to reshape consumers’ actual online experience around their online behavior.  The real promise in digital retail is the chance to go “beyond the self” to build brand loyalty with consumers.  It is the first time that brands and retailers can fulfill consumers’ needs for convenience and an overall good experience along the entire path to purchase, including clear, helpful production information, ensuring there is a place for customer reviews by product, easy checkout, simple returns, and quick responses to consumer feedback.  Getting the experience right and building those relationships with consumers now will be vital to securing subscriptions and automatic fulfillment, which will very soon become the norm.

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

Continue to grow in emerging markets

Emerging markets (measured in our Buy segment) comprised approximately 32% of our 2016 Buy segment revenues (17% of our 2016 consolidated revenues) and represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Currently, the middle class is expanding significantly each year on a global basis, with Africa, Brazil, Russia, India and China currently contributing nearly half of all global consumption growth. Key elements of our strategy include:

●	Continuing to grow our existing services in local markets while simultaneously introducing into emerging markets new services drawn from our global portfolio;
●	Partnering with existing clients as they expand their businesses into emerging markets and providing the high-quality measurement and insights to which they are accustomed; and
●	Building relationships with local companies that are expanding beyond their home markets by capitalizing on the global credibility and integrity of the Nielsen brand.

Continue to develop innovative services

We intend to continue evolving our service portfolio to provide our clients with comprehensive and advanced solutions. The key elements of our strategy are aligned to our corporate values:  Open, Connected, Useful, and Personal:

●	Open
○	Expanding third party data partnerships to provide broader coverage and deeper granularity
○	Making Nielsen market data available to authorized users via API
○	Enabling third party development of apps that leverage Nielsen data across our Nielsen Marketing Cloud and Nielsen Connected System
●	Connected
○	Continuing to invest in the connection of Nielsen Watch and Buy assets
○	Integrating Nielsen data and tools into client workflows and tech stacks
○	Enabling the inclusion of client datasets
●	Useful
○	Moving from custom/manual analytics and canned reports toward “always on” analytics that enable clients to make decisions closer to real time
○	Ensuring that our tools are intuitive and effective in executing the client’s work
○	Becoming a leader in software usability
●	Personal
○	Designing solutions that solve for specific client personas and use cases
○	Connecting Nielsen and third party datasets to provide a 360 degree view of the consumer
○	Delivering capabilities that enable our clients to personalize their own products and services

These strategies are directly reflected in the Nielsen Total Audience, Nielsen Marketing Cloud and Nielsen Connected System programs.

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

Technology Infrastructure

 We operate with an extensive data and technology infrastructure utilizing 6 primary data centers in four countries around the world. We also use AWS from Amazon and Azure from Microsoft for cloud based infrastructure. Our global database has the capacity to house approximately 54 petabytes of information, with our Buy segment processing approximately 9.5 billion purchasing data points each month in 2015, our Watch segment processing approximately 200 billion tuning and viewing records (across panel and census data) each month in 2016 and our Nielsen Marketing Cloud platform processing 4 trillion events each month in 2016. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as IBM, Tata Consulting Services, TIBCO, Amazon, Microsoft and Cloudera.

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

Employees

As of December 31, 2016, we employed approximately 43,000 people worldwide. Approximately 20% of our employees are covered under collective bargaining agreements and an additional 17% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We actively invest in our employee relations and believe they are solid. Nielsen is committed to treating employees in a way that respects and protects their human rights everywhere we operate around the world.

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

however, there are many emerging players and technologies that will increase competitive pressure.  Numerous companies such as, comScore and TiVo are attempting to provide alternative forms of television audience measurement using, inter alia, set-top box data and panel-based measurement. Our principal competitor in television audience measurement outside the United States is Kantar, with companies such as GfK and Ipsos also providing competition in select individual countries.

Our primary competitor in the digital audience and campaign measurement solutions in the United States is comScore. Globally (including the United States), we face competition from additional companies that provide digital measurement and analytics services such as Oracle, Google Analytics, and Adobe Analytics. In 2016 one of our former competitors, Rentrak merged into a wholly-owned subsidiary of comScore and the combined companies will focus on cross platform measurement.  We are the market leader in the U.S. audio audience measurement. Our principal competitor globally is Kantar, which is developing technologies similar to our PPM ratings service in the US. and Triton, which has developed Audio streaming measurement using server log technology.

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

Global Responsibility and Sustainability

Through responsible, sustainable business practices and our commitment to giving back, we care for the communities and markets where we live and operate our business. Our Global Responsibility & Sustainability strategy includes all environmental, social and governance (ESG) issues that affect our business, operations, supply chain, and all internal and external stakeholders.

The Board of Directors Nomination and Corporate Governance Committee oversees these issues. In addition to our Global Responsibility & Sustainability team, we also manage relevant risks and opportunities through various internal engagement channels, including Global Citizenship & Sustainability Council, our Human Resources Sustainability Council and our Technology & Operations Sustainability Council.

Recent Developments

In January 2017, we completed the issuance of $500 million aggregate principal amount of 5.0% Senior Notes due 2025 at par, with cash proceeds of approximately $495 million, net of fees and expenses.

In February 2017, we completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total cash purchase price of $560 million. We acquired the data and technology that underpins the programming guides and personalized user experience for major video, music, audio and sports content. The acquisition extends our footprint with major clients by including Gracenote’s global content database which spans across platforms including multichannel video programming distributors (MVPDs), smart televisions, streaming music services, connected devices, media players and in-car infotainment systems.

On February 16, 2017, our Board declared a cash dividend of $0.31 per share on our common stock.  The dividend is payable on March 16, 2017 to stockholders of record at the close of business on March 2, 2017.

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

Risks Related to Our Business

We may be unable to adapt to significant technological change, which could adversely affect our business.

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We have been and will be required to adapt to changing technologies, either by developing and marketing new services or by enhancing our existing services, to meet client demand.

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

Traditional methods of television viewing continue to change as a result of fragmentation of channels and digital and other new television and video technologies and devices such as video-on-demand, digital video recorders, game consoles, tablets, other mobile devices and internet viewing. In addition, consumption of consumer packaged goods is growing in new and different channels such as discount stores and e-commerce. If we are unable to continue to successfully adapt our media and consumer measurement systems to new viewing and consumption habits, our business, financial position and results of operations could be adversely affected.

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could put pressure on the pricing of our services, thereby leading to decreased earnings.

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could reduce aggregate demand for our services in the future and could limit the amounts we earn for our services. When companies merge, the services they previously purchased separately are often purchased by the combined entity in the aggregate in a lesser quantity than before, leading to volume compression and loss of revenue. While we are attempting to mitigate the revenue impact of any consolidation by expanding our range of services, there can be no assurance as to the degree to which we will be able to do so as industry consolidation continues, which could adversely affect our business, financial position and results of operations.

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

Adverse economic conditions may continue to affect markets both in the United States and internationally, impacting the demand for our customers’ products and services. Those reduced demands could adversely affect the ability of some of our customers to meet their current obligations to us and hinder their ability to incur new obligations until the economy and their businesses strengthen. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may continue to present risks for an extended period of time. We cannot predict the impact of economic slowdowns on our future financial performance.

We expect that revenues generated from our measurement and analytical services will continue to represent a substantial portion of our overall revenue for the foreseeable future. To the extent that the businesses we service, especially our clients in the consumer packaged goods, media, entertainment, telecommunications and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

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

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2016, we had total indebtedness of $7,926 million.

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

A substantial portion of our indebtedness is at variable rates, and we are exposed to the risk of increased interest rates.

Our cash interest expense for the years ended December 31, 2016, 2015 and 2014 was $319 million, $296 million and $294 million, respectively.   At December 31, 2016, we had $4,059 million of floating-rate debt under our senior secured credit facilities of which $1,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $30 million ($41 million without giving effect to any of our interest rate swaps). We periodically review our fixed/floating debt mix, and the volume, rates and duration of our interest rate hedging portfolio are subject to changes, which could adversely affect our results of operations.

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

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of information both abroad and in the United States. The definition of “personally identifiable information” and “personal data” continues to evolve and broaden, new laws and regulations are being enacted, and long-established programs, like the EU-US Safe Harbor framework, have been (or are at risk of being) declared invalid, so that this area remains in a state of flux. In addition, some of our products and services are subject to the self-regulatory programs of several organizations. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data and/or liability under contractual warranties.

In addition, there is an increasing public concern regarding data and consumer protection issues, and the number of jurisdictions with data protection laws has been increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries, including the United States, have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to market research. Additionally, in the EU, previous legislation provided exceptions for market research, but the current draft of the EU e-Privacy Directive does not provide for such exceptions. If the laws were extended to include market research, our ability to recruit research participants and continue our present operations could be adversely affected.

Recently, the European Union reached agreement on the General Data Protection Regulation, originally introduced in 2012. The final text of the Regulation was formally adopted by the European Parliament and Council in the spring of 2016, and this Regulation should become effective in 2018. Interpretations of the Regulation may have a negative impact on some of our services or may require us to revise some of our practices, procedures or products. These or future initiatives may adversely affect our ability to generate or process data or to develop or market current or future services, which could negatively impact our business.

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

We receive, store and transmit large volumes of proprietary information and data that contain personal information about individuals. Security breaches could expose us to a risk of loss of this information, litigation and possible liability and our reputation could be damaged. It may also make it more difficult to recruit panelists and survey respondents.  For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems and to respond to regulators’ inquiries. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients. In addition, we may be subject to investigation and fines by jurisdictions that have data breach notification laws.

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

We operate globally, deriving approximately 41% of revenues for the year ended December 31, 2016 in currencies other than U.S. dollars, with approximately 10% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the United States and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to limitations placed on such conversions.

As of December 31, 2016, of the $754 million in cash and cash equivalents, approximately $515 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

Due to the high-profile nature of our services in the media, internet and entertainment information industries, we could become the target of criticism by various industry groups and market segments. We strive to be fair, transparent and impartial in the production of audience measurement services, and the quality of our U.S. ratings services is voluntarily subject to review and accreditation by the Media Rating Council, a voluntary trade organization whose members include many of our key client constituencies. However, criticism of our business by special interests, and by clients with competing and often conflicting demands on our measurement service, could result in government regulation. While we believe that government regulation is unnecessary, no assurance can be given that legislation will not be enacted in the future that would subject our business to regulation, which could adversely affect our business.

A loss of one of our largest clients could adversely impact our results of operations.

Our top ten clients accounted for approximately 21% of our total revenues for the year ended December 31, 2016. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We rely on third parties to provide certain data and services in connection with the provision of our current services.

We rely on third parties to provide certain data and services for use in connection with the provision of our current services and our reliance on third-party data providers is growing. For example, our Buy segment enters into agreements with third parties (primarily retailers of fast-moving consumer goods) to obtain the raw data on retail product sales it processes and edits and from which it creates products and services. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards or otherwise satisfactorily perform services, increase the price they charge us for this data or refuse altogether to license the data to us (in some cases because of exclusive agreements they may have entered into with our competitors). Supplier consolidation could put pressure on our cost structure.  In addition, we may need to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding our services for other types of media. In the event we are unable to use such third party data and services or if we are unable to enter into agreements with third parties, when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

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

Changes in tax laws, international tax treaties, regulations, related interpretations and tax accounting standards in the United States, the United Kingdom and other countries in which we operate may adversely affect our financial results, particularly our income tax expense, liabilities and cash flow. Various recent legislative proposals to significantly reform U.S. taxation could have a material adverse effect on our financial results. In addition, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) action plans issued by the Organisation for Economic Co-operation and Development (OECD) in 2015 as well as interpretations as to the application of EU rules on state aid and tax rulings. The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. These changes, if adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. Finally, governments are resorting to more aggressive tax audit tactics and are increasingly considering changes to tax law regimes or policies as a means to cover budgetary shortfalls resulting from the current economic environment. All of the foregoing could result in higher tax expense and lower after-tax income for us.

We face increasing competition, which could adversely affect our business, financial condition, results of operations and cash flow.

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial, marketing, technological and other resources than we do and may in the future engage in aggressive pricing action to compete with us and provide better technology. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we may not be able to do so in the future or be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

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

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2016, we had goodwill and intangible assets of $12,581 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

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

Our results of operations and financial condition could be negatively impacted by our U.S. and non-U.S. pension plans.

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

Ineffective internal controls could impact our business and operating results.

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

None.

Item 2.	Properties

We lease property in approximately 600 locations worldwide. We also own five properties worldwide, including our offices in Oxford, United Kingdom and Sao Paulo, Brazil. Our leased property includes offices in New York, New York, Oldsmar, Florida and Markham, Canada. In addition, we are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

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

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2017, there was one stockholder of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

The high and low reported sale prices per share for our common stock for the quarterly periods for the years ended December 31, 2016 and 2015 were as follows:

	2016		2015
Quarterly Period	High	Low	High	Low
First	$53.08	$42.90	$46.71	$41.92
Second	$55.06	$49.76	$46.85	$44.11
Third	$55.94	$51.10	$49.37	$42.76
Fourth	$54.99	$41.00	$48.78	$44.13

In January 2013, our Board of Directors (the “Board”) adopted a cash dividend policy with the intent to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends is made at the discretion of our Board and is subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements to which we are subject. In addition, our ability to pay dividends is limited by covenants in our senior secured credit facilities and in the indentures governing our notes. See the “Liquidity and Capital Resources” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facilities, debenture loans and these dividend restrictions.

The below table summarizes the dividends declared and paid on our common stock for the years ended December 31, 2016 and 2015.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31

On February 16, 2017, our Board declared a cash dividend of $0.31 per share on our common stock.  The dividend is payable on March 16, 2017 to stockholders of record at the close of business on March 2, 2017.

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

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at Nielsen’s Annual General Meetings of Shareholders held in 2015 and 2016. During the fourth quarter 2016, we repurchased a total of 466,616 shares of our common stock for $22 million at an average price of $47.83 per share. The activity during the fourth quarter of 2016 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1-31	139,937	$51.73	139,937	$453,051,573
November 1-30	326,679	$46.17	326,679	$437,970,016
December 1 - 31	—	$—	—	$437,970,016
Total fourth quarter 2016	466,616	$47.83	466,616

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and selected consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 and selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
Statement of Operations Data:
Revenues	$6,309	$6,172	$6,288	$5,703	$5,407
Depreciation and amortization(6)	603	574	573	510	493
Operating income	1,143	1,093	1,089	861	880
Interest expense	333	311	300	309	390
Income from continuing operations	816	575	381	431	242
Income from discontinued operations	—	—	—	305	30
Income from continuing operations per common share (basic)	1.40	1.55	1.01	1.16	0.67
Income from continuing operations per common share (diluted)	1.39	1.54	1.00	1.14	0.66
Cash dividends declared per common share	1.21	1.09	0.95	0.72	—

	December 31,
(IN MILLIONS)	2016	2015	2014	2013(7)	2012(7)
Balance Sheet Data:
Total assets	$15,730	$15,303	$15,326	$15,480	$14,525
Long-term debt including capital leases	7,926	7,338	6,812	6,590	6,519

(1)	Income for the year ended December 31, 2016 included $105 million in restructuring charges, and a gain of $14 million recorded from the sale of Claritas.
(2)

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

(4)	Income for the year ended December 31, 2013 included $119 million in restructuring charges.
(5)	Income for the year ended December 31, 2012 included $85 million in restructuring charges and $121 million of charges associated with certain debt retirement transactions.
(6)

Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $210 million, $205 million, $204 million, $162 million and $145 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(7)

As of December 31, 2013 and 2012, we have reclassified $50 million and $60 million, respectively, of debt issuance costs between total assets and long-term debt inclusive of capital leases to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this Annual Report on Form 10-K. The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings plc and its consolidated subsidiaries unless otherwise stated or indicated by context.

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

We believe that important measures of our results of operations include revenue, operating income and Adjusted EBITDA (defined below). Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on geographic market and service offering expansion to drive revenue growth and improve operating efficiencies, including effective resource utilization, information technology leverage and overhead cost management.

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability for our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these policies relate to: revenue recognition; business combinations including purchase price allocations; accruals for pension costs and other post-retirement benefits; accounting for income taxes; and valuation of long-lived assets including goodwill and indefinite-lived intangible assets, computer software and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. For a summary of the significant accounting policies, including the critical accounting policies discussed below, see Note 1 – “Description of Business, Basis of Presentation and Significant Accounting Policies” – to our consolidated financial statements.

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

Stock-Based Compensation

Expense Recognition

Our stock-based compensation programs are comprised of both stock options and restricted stock units (“RSUs”). We measure the cost of all stock-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. We recognize expense associated with stock-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $51 million, $48 million and $47 million of expense associated with stock-based compensation for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the aggregate grant date fair value of all outstanding vested and unvested options was $32 million and $29 million, respectively. As of December 31, 2016, approximately $36 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.3 years.

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

	Year Ended December 31,
	2016	2015	2014
Expected life (years)	4.50-5.25	4.50-5.25	3.00-5.25
Risk-free interest rate	1.19-1.92%	1.27-1.58%	0.87%-1.66%
Expected dividend yield	2.29-2.90%	2.18- 2.45%	1.77% - 2.39%
Expected volatility	20.02-23.44%	23.44-23.70%	23.50%-25.32%
Weighted-average volatility	20.89%	23.56%	23.89%

We consider the historical option exercise behavior of our employees in estimating the expected life of our options granted, which we believe are representative of future behavior. For 2016, 2015 and 2014, expected volatility was based on our historical volatility.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with an original maturity date of three months or less. Cash and cash equivalents are carried at fair value.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. An estimate of the allowance for doubtful accounts is made when collection of the full amount is no longer probable or returns are expected.

During the years ended December 31, 2016 and 2015, we sold $137 million and $50 million, respectively, of accounts receivables to a third party and recorded an immaterial loss on the sales to interest expense, net in the consolidated statement of operations. As of December 31, 2016 and 2015, $71 million and $50 million, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $137 million and $50 million from the sale were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

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

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for each of our reporting units in our 2016 evaluation were between 1.0% and 3.0%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used in our 2016 evaluation of our reporting units were between 8.5% and 9.5%.

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

We did not have any indicators of impairment during the year ended December 31, 2016 that would require us to perform an interim impairment assessment.  Our annual impairment assessment, performed as of October 1, 2016, resulted in no impairment. Further, all three reporting units have fair values exceeding carrying values by at least 20% as of the annual impairment assessment date.

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

Effective January 1, 2016, we changed our approach to calculating the discount rate for our retirement benefit pension plans from a weighted-average yield curve approach to a spot-rate approach. Under the spot-rate approach, we use individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost within net periodic benefit costs. The spot-rate approach represents a more precise measurement of interest and service cost. The new approach represents a change in accounting estimate that is inseparable from a change in accounting principle and accordingly is accounted for prospectively and had an immaterial impact to the consolidated financial statements.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans was 5.1% for the year ended December 31, 2016 and 6.0% for each of the years ended December 31, 2015 and 2014. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the years ended December 31, 2016, 2015 and 2014.

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to seven years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change. There were no impairment charges for the year ended December 31, 2016.

Factors Affecting Nielsen’s Financial Results

Acquisitions, Dispositions and Investments in Affiliates

Acquisitions

For the year ended December 31, 2016, we paid cash consideration of $285 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period’s acquisitions occurred as of January 1, 2016, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2015, we paid cash consideration of $246 million associated with both current period and previously executed acquisitions, net of cash acquired. Included in this amount is $45 million for an additional 13.5% interest in Nielsen Catalina Solutions, a joint venture between us and Catalina (“NCS”) that we historically accounted for under the equity method of accounting. As part of this transaction we gained control of NCS and, as such accounted for it as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $161 million. As a result, during the fourth quarter of 2015, we recorded a $158 million gain on the investment in NCS to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2015, NCS was reflected as a consolidated subsidiary within our consolidated financial statements. Had that period’s acquisitions occurred as of January 1, 2015, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2014, we paid cash consideration of $314 million associated with both current period and previously executed acquisitions (including Harris Interactive, Inc.), net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2014, the impact on our consolidated results of operations would not have been material.

Subsequent Event

Gracenote

In February 2017, we completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total cash purchase price of $560 million. We acquired the data and technology that underpins the programming guides and personalized user experience for major video, music, audio and sports content. This acquisition extends our footprint with major clients by including Gracenote’s global content database which spans across platforms including multichannel video programming distributors (MVPDs), smart televisions, streaming music services, connected devices, media players and in-car infotainment systems. Gracenote will consolidate into our Watch segment.

This Acquisition will be accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of preparing the initial accounting of the transaction and expect to establish a preliminary purchase price allocation by the end of the first quarter of 2017.

Discontinued Operations and Other Dispositions

In December 2016, we completed the sale of Claritas, a business focusing on consumer segmentation insights within our Buy segment, for cash consideration of $34 million and a note receivable for $60 million. The note is payable at any time over three years and bears interest at 3% in year one, 5% in year two and 7% in year three. As a result of this transaction we recorded a $14 million gain on the sale to other income/(expense), net in the consolidated statement of operations. This disposition did not qualify to be classified as a discontinued operation.

In November 2015, we completed the sale of the National Research Group, Inc., a leader in providing market research to movie studios within our Watch segment, for total cash consideration of $34 million and recorded an $18 million gain on the sale to other income/(expense), net in the consolidated statement of operations. This disposition did not qualify to be classified as a discontinued operation.

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

Summarized results of operations for discontinued operations are as follows:

Year Ended December 31,
(IN MILLIONS)	2014
Revenue	$15
Operating income	—
Interest expense	—
Income from operations before income taxes	—
Provision for income taxes	—
Income from operations	—
Gain on sale, net of tax	—
Net income attributable to noncontrolling interest	—
Income from discontinued operations, net of tax	$—

There were no results from discontinued operations for the years ended December 31, 2016 and 2015, respectively.

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

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
U.S. Dollar	61%	60%	56%
Euro	9%	9%	11%
Other Currencies	30%	31%	33%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.11 to €1.00, $1.11 to €1.00 and $1.33 to €1.00 for the years ended December 31, 2016, 2015 and 2014, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP financial measure, excludes the impact of year-over-year fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, thereby facilitating period-to-period comparisons of our business performance and is consistent with how management evaluates the Company’s performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others and, accordingly, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations – Years Ended December 31, 2016, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts included in our consolidated statements of operations:

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Revenues	$6,309	$6,172	$6,288
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,607	2,539	2,620
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,851	1,915	1,917
Depreciation and amortization	603	574	573
Restructuring charges	105	51	89
Operating income	1,143	1,093	1,089
Interest income	4	4	3
Interest expense	(333)	(311)	(300)
Foreign currency exchange transaction losses, net	(6)	(31)	(71)
Other income/(expense), net	8	206	(100)
Income from continuing operations before income taxes and equity in net loss of affiliates	816	961	621
Provision for income taxes	(309)	(383)	(236)
Equity in net loss of affiliates	—	(3)	(4)
Net income	507	575	381
Net income/(loss) attributable to noncontrolling interests	5	5	(3)
Net income attributable to Nielsen stockholders	$502	$570	$384

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

Other items: To measure operating performance we exclude certain expenses and gains that arise outside the ordinary course of our continuing operations. Such costs primarily include legal settlements, acquisition related expenses and business optimization costs. We believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Net income	$507	$575	$381
Interest expense, net	329	307	297
Provision for income taxes	309	383	236
Depreciation and amortization	603	574	573
EBITDA	1,748	1,839	1,487
Equity in net loss of affiliates	—	3	4
Other non-operating (income)/expense, net	(2)	(175)	171
Restructuring charges	105	51	89
Stock-based compensation expense	51	48	47
Other items(a)	36	92	39
Adjusted EBITDA	$1,938	$1,858	$1,837

0

(a)

For the year ended December 31, 2016, other items primarily consist of business optimization costs. For the year ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for the partial settlement of certain U.S. pension plan participants, and business optimization costs. For the year ended December 31, 2014, other items primarily consist of business optimization costs.

Consolidated Results for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

Revenues increased 2.2% to $6,309 million for the year ended December 31, 2016 from $6,172 million for the year ended December 31, 2015, or an increase of 4.1% on a constant currency basis, excluding a 1.9% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 0.7%, or an increase of 2.3% on a constant currency basis, excluding a 3.0% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Watch segment increased 5.7%, or 6.3% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 2.7% to $2,607 million for the year ended December 31, 2016 from $2,539 million for the year ended December 31, 2015, or an increase of 5.0% on a constant currency basis, excluding a 2.3% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 1.1%, or an increase of 2.4% on a constant currency basis.  Excluding a 3.3% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to the continued global investments in our services.

Costs within our Watch segment increased 9.0%, or 9.8% on a constant currency basis. Excluding a 0.8% favorable impact of changes in foreign currency exchange rates, cost of revenues increased due to higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 3.3% to $1,851 for the year ended December 31, 2016 from $1,915 million for the year ended December 31, 2015, or a decrease of 1.2% on a constant currency basis, excluding a 2.1% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 0.2%, or an increase of 2.7% on a constant currency basis. Excluding a 2.9% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to continued global investments associated with our services.

Costs within our Watch segment decreased 2.7%, or a decrease of 1.8% on a constant currency basis. Excluding a 0.9% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to the impact of productivity initiatives.

Corporate costs decreased by $47 million for the year ended December 31, 2016, primarily due to a $36 million donation to the Nielsen Foundation and a $14 million charge for the partial settlement of certain U.S. pension plans for the year ended December 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense was $603 million for the year ended December 31, 2016 as compared to $574 million for the year ended December 31, 2015. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations and higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations increased to $210 million for the year ended December 31, 2016 from $205 million for the year ended December 31, 2015.

Restructuring Charges

We recorded $105 million and $51 million in restructuring charges primarily related to employee severance associated with productivity initiatives and contract termination costs for the years ended December 31, 2016 and 2015, respectively.

Operating Income

Operating income for the year ended December 31, 2016 was $1,143 million compared to operating income of $1,093 million for the year ended December 31, 2015. Operating income within our Buy segment decreased to $331 million for the year ended December 31, 2016 from $369 million for the year ended December 31, 2015. Operating income within our Watch segment increased to $935 million for the year ended December 31, 2016 from $880 million for the year ended December 31, 2015. Corporate operating expenses decreased to $123 million for the year ended December 31, 2016 from $156 million for the year ended December 31, 2015.

Interest Expense

Interest expense was $333 million for the year ended December 31, 2016 compared to $311 million for the year ended December 31, 2015. This increase is primarily due to higher average debt balances due to the incurrence of an additional $500 million in senior secured term loan in 2016 and higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.11 to €1.00 for each of the years ended December 31, 2016 and 2015, respectively.

We realized net losses of $6 million for the year ended December 31, 2016, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions and the loss of $5 million from the revaluation of our U.S.-denominated debt and cash held in EURO functional entities, partially offset by a gain of $1 million associated with foreign currency derivative financial instruments.

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

Other Income/(expense), Net

Other income, net of $8 million for the year ended December 31, 2016 is primarily related to the gain of $14 million on the disposition of Claritas partially offset by the loss of $4 million related to certain costs incurred in connection with the B-3 term loan refinancing.

Other income, net of $206 million for the year ended December 31, 2015 is primarily related to the gains recorded from the step acquisition of NCS in the amount of $158 million, sale of an equity investment in the amount of $30 million and the disposition of NRG in the amount of $18 million.

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Affiliates

Income was $816 million for the year ended December 31, 2016 compared to $961 million for the year ended December 31, 2015 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2016 and 2015 were 38% and 40%, respectively.

The effective tax rate for the year ended December 31, 2016 was higher than the UK statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, offset by the favorable impact of certain financing activities, windfall tax benefits from stock option exercises and releases of uncertain tax positions. The effective tax rate for the year ended December 31, 2015 was higher than the UK statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, offset by the favorable impact of certain financing activities and foreign distributions.

At December 31, 2016 and 2015, we had gross uncertain tax positions of $432 million and $461 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2016 and 2015 of $33 million and $34 million, respectively.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $12 million to $20 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Adjusted EBITDA

Adjusted EBITDA increased 4.3% to $1,938 million for the year ended December 31, 2016 from $1,858 million for the year ended December 31, 2015, or 5.2% on a constant currency basis, excluding a 0.9% unfavorable impact of changes in foreign currency exchange rates. Our Adjusted EBITDA margin increased to 30.72% for the year ended December 31, 2016 from 30.10% for the year ended December 31, 2015. See “Results of Operations – Years Ended December 31, 2016, 2015 and 2014” for the reconciliation of net income to Adjusted EBITDA.

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

Costs within our Watch segment decreased 2.8%, or an increase of 0.4% on a constant currency basis. Excluding a 3.2% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased due to increased investment in product development initiatives, partially offset by Arbitron integration activities that occurred in the second half of 2014.

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

Adjusted EBITDA

Adjusted EBITDA increased 1.1% to $1,858 million for the year ended December 31, 2015 from $1,837 million for the year ended December 31, 2014, or 7.2% on a constant currency basis, excluding a 6.1% unfavorable impact of changes in foreign currency exchange rates. Our Adjusted EBITDA margin increased to 30.10% for the year ended December 31, 2015 from 29.21% for the year ended December 31, 2014. See “Results of Operations – Years Ended December 31, 2016, 2015 and 2014” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2016 compared to the year ended December 31, 2015, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2016	Year Ended December 31, 2015	% Variance 2016 vs. 2015 Reported	Year Ended December 31, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Emerging Markets	$1,063	1,044	1.8%	979	8.6%
Developed Markets	2,096	2,110	(0.7)%	2,077	0.9%
Core Buy	3,159	3,154	0.2%	3,056	3.4%
Corporate	163	191	(14.7)%	191	(14.7)%
Buy Segment	$3,322	$3,345	(0.7)%	$3,247	2.3%

Marketing Effectiveness	$287	251	14.3%	247	16.2%
Audio	500	504	(0.8)%	503	(0.6)%
Audience Measurement (Video and Text)	1,978	$1,840	7.5%	$1,827	8.3%
Core Watch	2,765	2,595	6.6%	2,577	7.3%
Corporate/Other Watch	222	232	(4.3)%	234	(5.1)%
Watch Segment	2,987	2,827	5.7%	2,811	6.3%
Total Core (Buy/Watch)	5,924	5,749	3.0%	5,633	5.2%
Total	$6,309	$6,172	2.2%	$6,058	4.1%

Buy Segment Revenues

Revenues decreased 0.7% to $3,322 million for the year ended December 31, 2016 from $3,345 million for the year ended December 31, 2015, or an increase of 2.3% on a constant currency basis, excluding a 3.0% unfavorable impact of changes in foreign currency exchange rates.

Revenues from emerging markets increased 1.8% to $1,063 million, or an increase of 8.6% on a constant currency basis, excluding a 6.8% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our continued commitment to invest in coverage, which resulted in broad based demand for our services with both our multinational and local clients.  For the year ended December 31, 2016, these investments drove double-digit growth in South East Asia along with high single-digit growth in Latin America, Eastern Europe and China and mid single-digit growth in India.

Revenues from developed markets decreased 0.7% to $2,096 million, or an increase of 0.9% on a constant currency basis, excluding a 1.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenues increased as a result of modest strength in Western Europe, partially offset by softness in our U.S. market.

Revenues from Corporate Buy decreased 14.7% to $163 million on an actual and constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 5.7% to $2,987 million for the year ended December 31, 2016 from $2,827 million for the year ended December 31, 2015 or an increase of 6.3% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 7.5% (8.3% on a constant currency basis) due to our ongoing investments and continued client adoption of our Total Audience Measurement systems. Audio revenues decreased 0.8% on a reported basis or 0.6% on a constant currency basis. Our Marketing Effectiveness offerings grew 14.3% (16.2% on a constant currency basis), due to our investments in our product portfolio and client’s growing demand for our advertising ROI and precision targeting tools. Corporate/Other Watch revenues decreased by 4.3% (5.1% on a constant currency basis) due to the sale of the National Research Group, Inc., which was completed in the fourth quarter of 2015. Our Core Watch services grew 6.6%, or 7.3% on a constant currency basis.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2016 and 2015, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2016 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$331	$61	$212	$16	$3	$623
Watch	935	18	387	10	2	1,352
Corporate and Eliminations	(123)	26	4	25	31	(37)
Total Nielsen	$1,143	$105	$603	$51	$36	$1,938

YEAR ENDED DECEMBER 31, 2015 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$369	$32	$207	$15	$1	$624
Watch	880	14	363	8	4	1,269
Corporate and Eliminations	(156)	5	4	25	87	(35)
Total Nielsen	$1,093	$51	$574	$48	$92	$1,858

(1)

For the years ended December 31, 2016, other items consist of primarily of business optimization costs. For the years ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for the partial settlement of certain U.S. pension plans, and business optimization costs.

(IN MILLIONS)	Year Ended December 31, 2016	Year Ended December 31, 2015	% Variance 2016 vs. 2015 Reported	Year Ended December 31, 2015 Constant Currency	% Variance 2016 vs. 2015 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$623	$624	(0.2)%	$613	1.6%
Watch	1,352	1,269	6.5%	1,264	7.0%
Corporate and Eliminations	(37)	(35)	NA	(35)	NA
Total Nielsen	$1,938	$1,858	4.3%	$1,842	5.2%

Buy Segment Profitability

Operating income was $331 million for the year ended December 31, 2016 as compared to $369 million for the year ended December 31, 2015. The decrease was driven by the revenue performance discussed above, higher restructuring charges and an increase in depreciation and amortization expense. Non-GAAP business segment income increased 1.6% on a constant currency basis.

Watch Segment Profitability

Operating income was $935 million for the year ended December 31, 2016 as compared to $880 million for the year ended December 31, 2015. The increase was driven by the revenue performance discussed above, partially offset by higher depreciation and amortization expense and restructuring charges. Non-GAAP business segment income increased 7.0% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $123 million for the year ended December 31, 2016 as compared to $156 million for the year ended December 31, 2015 primarily due to decreases in other items outlined in the table above partially offset by the increase in restructuring charges in 2016.

Business Segment Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2015 compared to the year ended December 31, 2014, both on an as-reported and constant currency basis.

	Year Ended December 31, 2015	Year Ended December 31, 2014	% Variance 2015 vs. 2014 Reported	Year Ended December 31, 2014 Constant Currency	% Variance 2015 vs. 2014 Constant Currency
Emerging Markets	$1,044	$1,133	(7.9)%	$962	8.5%
Developed Markets	2,110	2,200	(4.1)%	2,038	3.5%
Core Buy	3,154	3,333	(5.4)%	3,000	5.1%
Corporate	191	190	0.5%	186	2.7%
Buy Segment	$3,345	$3,523	(5.1)%	$3,186	5.0%

Marketing Effectiveness	251	215	16.7%	210	19.5%
Audio	504	498	1.2%	498	1.2%
Audience Measurement (Video and Text)	1,840	1,784	3.1%	1,729	6.4%
Core Watch	2,595	2,497	3.9%	2,437	6.5%
Corporate/Other Watch	232	268	(13.4)%	257	(9.7)%
Watch Segment	2,827	2,765	2.2%	2,694	4.9%
Total Core (Buy/Watch)	5,749	5.830	(1.4)%	5,437	5.7%
Total	$6,172	$6,288	(1.8)%	$5,880	5.0%

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

Revenues from developed markets decreased 4.1% to $2,110 million, or an increase of 3.5% on a constant currency basis, excluding a 7.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue grew as a result of continued investments in products such as advanced analytics, segmentation and innovation as well as growth in our subscription-based products.

Revenues from Corporate Buy increased 0.5% to $191 million, or an increase of 2.7% on a constant currency basis, excluding a 2.2% unfavorable impact of changes in foreign currency exchange rates. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 2.2% to $2,827 million for the year ended December 31, 2015 from $2,765 million for the year ended December 31, 2014 or an increase of 4.9% on a constant currency basis, excluding a 2.7% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by growth in Audience Measurement (video and text), which increased 3.1%, or 6.4% on a constant currency basis, due to the resilience in our core television audience measurement, our investments in eXelate and NCS, as well as our continued investment in digital. Our Marketing Effectiveness offerings grew 16.7%, or 19.5% on a constant currency basis, as we continue to invest in the product portfolio while meeting the market’s growing demand for our Marketing ROI products. However, this gain was partially offset by a decrease of 13.4%, or 9.7% on a constant currency basis, in our Corporate/Other Watch products as we continue to run off the legacy online rankings product and exit non-core media analytics products. Our Core Watch services grew 3.9%, or 6.5% on a constant currency basis.

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

(1)

For the years ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for the partial settlement of certain U.S. pension plans, and business optimization costs. For the year ended December 31, 2014, other items primarily consist of business optimization costs.

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

Liquidity and Capital Resources

Cash flows from operations provided a source of funds of $1,296 million, $1,209 million and $1,093 million during the years ended December 31, 2016, 2015 and 2014, respectively. This increase was driven primarily by the Adjusted EBITDA performance discussed above and our focus on working capital management, partially offset by our $36 million cash contribution to the Nielsen Foundation during the year ended December 31, 2016 and higher interest payments during the year ended December 31, 2016 based on a higher debt balance and higher USD LIBOR senior secured term loan interest rates.

We provide for additional liquidity through several sources, including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2016, 2015 and 2014:

(IN MILLIONS)	2016	2015	2014
Net cash from operating activities	$1,296	$1,209	$1,093
Cash and short-term marketable securities	$754	$357	$273
Revolving credit facility	$575	$575	$575

Of the $754 million in cash and cash equivalents, approximately $515 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the last three years.

	2016	2015	2014
Weighted average interest rate	4.04%	4.04%	3.79%
Cash paid for interest, net of amounts capitalized (in millions)	$319	$296	$294

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

Long-term borrowings

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2016:

(IN MILLIONS)	Weighted Interest Rate	Carrying Amount
$2,080 million Senior secured term loan (LIBOR based variable rate of 2.65%) due 2019		$1,768
$1,900 million Senior secured term loan (LIBOR based variable rate of 3.15% ) due 2023		1,892
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.11%) due 2021		399
Total senior secured credit facilities (with weighted average interest rate)	2.95%	$4,059

$800 million 4.50% senior debenture loan due 2020		794
$625 million 5.50% senior debenture loan due 2021		618
$2,300 million 5.00% senior debenture loan due 2022		2,285
Total debenture loans (with weighted average interest rate)	5.22%	$3,697
Other loans		7
Total long-term debt	4.04%	$7,763
Capital lease and other financing obligations		158
Bank overdrafts		5
Total debt and other financing arrangements		$7,926
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		193
Non-current portion of long-term debt and capital lease and other financing obligations		$7,733

Term Loan Facilities

In April 2014, certain of our subsidiaries entered into the Fourth Amended and Restated Senior Secured Credit Agreement (the “Fourth Amended and Restated Credit Agreement”, and as subsequently amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for term loan facilities as shown in the table above.

In March 2016, we entered into an amendment to our Fourth Amended and Restated Credit Agreement, providing for additional Class A Term Loans in an aggregate principal amount of $500 million, maturing in full in April 2019 (the “Additional Class A Term Loans”). The Additional Class A Term Loans are required to be repaid in quarterly installments ranging from 1.369% to 4.11% of the original principal amount (as may be reduced as a result of voluntary prepayments), with the balance payable on the maturity date. The Additional Class A Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by our total leverage ratio (as defined in the Amended Credit Agreement).  This amendment was accounted for as a modification of the Amended Credit Agreement.

In October 2016, we entered into a second amendment to our Fourth Amended and Restated Credit Agreement, providing for (i) an incremental facility of Class B-2 Euro Term Loans in an aggregate principal amount of €380 million, the proceeds of which were used to replace or refinance the existing Class B-2 Euro Term Loans and to repay certain other indebtedness, and (ii) a new class of term loans, Class B-3 Term Loans in an aggregate principal amount of $1,900 million, the proceeds of which were used to replace or refinance in full a like amount of our applicable existing Class B-1 Term Loans that were maturing in May 2017 and Class B-2 Dollar Term Loans that were maturing in April 2021 and to repay certain other indebtedness.

The incremental Class B-2 Euro Term Loans will mature in full in April 2021 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of incremental Class B-2 Euro Term Loans, with the balance payable in April 2021. The Class B-3 Term Loans will mature in full in October 2023 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of Class B-3 Term Loans, with the balance payable in October 2023.

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

The Amended Credit Agreement contains the same affirmative and negative covenants as those of the Fourth Amended and Restated Credit Agreement prior to the 2016 amendments.

Obligations under the Amended Credit Agreement are guaranteed by TNC B.V., substantially all of the wholly-owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the Amended Credit Agreement.

Covenants

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $4.2 billion at December 31, 2016. In addition, these entities are subject to a total leverage covenant. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00. Neither we nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by certain of our term lenders and our revolving lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of December 31, 2016, we were in full compliance with the financial covenant described above.

Pursuant to our Amended Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Amended Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2016, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2017 results, and although we do not expect to be required to issue any mandatory repayments in 2018 or beyond, it is uncertain at this time if any such payments will be required in future periods.

Revolving Credit Facility

The Amended Credit Agreement also contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. The existing revolving credit facility has commitments of $575 million with a final maturity of April 2019.

The senior secured revolving credit facility is provided under the Amended Credit Agreement and so contains covenants and restrictions as noted under the “Term loan facilities” section above. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Amended Credit Agreement and Senior Secured Loan Agreement.

As of December 31, 2016, we had zero borrowings outstanding and outstanding letters of credit of $6 million.  As of December 31, 2015, we had $164 million of borrowings outstanding and outstanding letters of credit of $7 million. As of December 31, 2016, we had $569 million available for borrowing under the revolving credit facility.

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

Subsequent Event

In January 2017, we completed the issuance of $500 million aggregated principal amount of 5.0% Senior Notes due 2025 at par, with cash proceeds of approximately $495 million, net of fees and expenses.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividend policy by our board of directors, under which we have paid $434 million and $408 million in cash dividends during the years ended December 31, 2016 and 2015, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on our common stock during 2015 and 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31

On February 16, 2017, our Board declared a cash dividend of $0.31 per share on our common stock.  The dividend is payable on March 16, 2017 to stockholders of record at the close of business on March 2, 2017.

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

Repurchases under these plans are made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the existing authority granted at our Annual General Meeting of Shareholders held in 2014, 2015 and 2016.

As of December 31, 2016, there have been 33,837,526 shares of our common stock purchased at an average price of $46.16 per share (total consideration of approximately $1,562 million) under this program.

The following table provides a summary of share repurchase program activity through December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	$45.62	628,054	$826,841,315
February 1- 28	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,085
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
July 1-31	1,286,936	$53.66	1,286,936	$482,094,449
August 1-31	224,800	$53.61	224,800	$470,042,455
September 1-30	183,968	$53.01	183,968	$460,290,434
October 1-31	139,937	$51.73	139,937	$453,051,573
November 1-30	326,679	$46.17	326,679	$437,970,016
December 1-31	—	$—	—	$437,970,016
Total	33,837,526	$46.16	33,837,526

Cash Flows 2016 versus 2015

Operating activities. Net cash provided by operating activities was $1,296 million for the year ended December 31, 2016, compared to $1,209 million for the year ended December 31, 2015. This increase was driven primarily by the Adjusted EBITDA performance discussed above and our focus on working capital management, partially offset by our $36 million cash contribution to the Nielsen Foundation during the year ended December 31, 2016 and higher interest payments during the year ended December 31, 2016 based on a higher debt balance and higher USD LIBOR senior secured term loan interest rates. Our key collections performance measure, days billing outstanding (DBO), decreased by 3 days for the year ended December 31, 2016, as compared to a 1 day increase for the year ended December 31, 2015.

Investing activities. Net cash used in investing activities was $642 million for the year ended December 31, 2016, compared to $581 million for the year ended December 31, 2015. The increase was primarily driven by increased acquisition payments and capital expenditures during the year ended December 31, 2016, as compared to 2015.

Financing activities. Net cash used in financing activities was $248 million for the year ended December 31, 2016, compared to $492 million for the year ended December 31, 2015. The decrease in cash used in financing activities is primarily due to lower share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, and increased net proceeds from the issuance and repayment of debt during the year ended December 31, 2016, as compared to the same period of 2015, partially offset by higher dividend payments, as described in the “Dividends and Share Repurchase Program” section above, and an increase in capital lease financing during the year ended December 31, 2016, as compared to the same period of 2015.

Cash Flows 2015 versus 2014

Operating activities. Net cash provided by operating activities was $1,209 million for the year ended December 31, 2015, compared to $1,093 million for the year ended December 31, 2014. This increase was driven by the Adjusted EBITDA performance described above, and improved working capital performance on the timing of customer and vendor payments. Our key collections performance measure, days billing outstanding (DBO), was flat for the year ended December 31, 2015 compared to a 1 day increase for the year ended December 31, 2014.

Investing activities. Net cash used in investing activities was $581 million for the year ended December 31, 2015, compared to $732 million for the year ended December 31, 2014. The decrease was primarily driven by decreased acquisition payments during the year ended December 31, 2015, as compared to 2014 and proceeds received from the sale of an equity investment and a subsidiary during the year ended December 31, 2015.

Financing activities. Net cash used in financing activities was $492 million for the year ended December 31, 2015, compared to $585 million for the year ended December 31, 2014. The decrease in cash used in financing activities is primarily due to increased net proceeds from the issuance and repayment of debt during the year ended December 31, 2015 as compared to 2014, partially offset by the higher share repurchasing and dividend payments, as described in the “Dividends and Share Repurchase Program” section above, during the year ended December 31, 2015 as compared to 2014.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $433 million, $408 million and $412 million in 2016, 2015 and 2014, respectively. In addition, the Company received $42 million and $7 million of proceeds from the sale of certain property, plant and equipment and other assets during the years ended December 31, 2016 and 2015, respectively.

Commitments and Contingencies

Outsourced Services Agreements

In February 2013, we amended our Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007, with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, we have increased our commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year until calendar year 2020 when the per year commitment is reduced to $75 million, (the “Annual Commitment”). We met the Minimum Commitment in 2016. TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will globally provide us with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, measurement sciences, analytics, and financial planning and analytics. As we order specific services under the Agreement, the parties will execute Statements of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable.

Nielsen Foundation, Inc.

In November 2015, we established the Nielsen Foundation, Inc. (the “Foundation”) for charitable, educational, scientific, and literary purposes including the making of distributions to organizations that qualify as tax exempt organizations under section 501(c)(3) of the Internal Revenue Code. The assets and transactions of the Foundation are not included in our consolidated financial statements. Donations to the Foundation are expensed when committed by us. In December 2015, our board of directors approved an unconditional donation of $36 million to the Foundation, at which time it was recorded in selling, general and administrative expenses in the consolidated statement of operations. In March 2016, we paid the cash contribution to the Foundation.

Other Contractual Obligations

Our other contractual obligations include capital lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

At December 31, 2016, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $465 million of unrecognized tax benefits (which includes interest and penalties of $33 million) have been excluded from the contractual obligations table below. See Note 14 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2017	2018	2019	2020	2021	Thereafter
Capital lease obligations(a)	$193	$48	$48	$30	$21	$13	$33
Operating leases(b)	341	85	69	53	35	26	73
Other contractual obligations(c)	775	289	212	153	106	9	6
Long-term debt, including current portion(a)	7,763	143	278	1,397	814	1,021	4,110
Interest(d)	1,501	316	300	268	252	210	155
Pension fund obligations(e)	21	21	—	—	—	—	—
Total	$10,594	$902	$907	$1,901	$1,228	$1,279	$4,377

(a)

Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 11 – “Long-Term Debt and Other Financing Arrangements” – to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 16 – “Commitments and Contingencies” – to our consolidated financial statements.
(c)

Other contractual obligations represent obligations under agreements, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments as of December 31, 2016, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2016.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $21 million, $25 million and $35 million during 2016, 2015 and 2014, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2017. See Note 10 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2016, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $6 million at December 31, 2016.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  This standard is effective for annual periods beginning after December 15, 2017.

In 2014, we established a cross-functional implementation team consisting of representatives from across all of our business segments. We utilized a bottoms-up approach to analyze the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, we identified, and are in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure under the new standard. Based on our preliminary assessment, we do not believe the adoption of this ASU will have a material impact on our consolidated financial statements. We are continuing to assess which transition method we will use to adopt this ASU.

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued an ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard was issued to amend the guidance on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption for most of the provisions is not allowed.  We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued an ASU, “Leases”. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard increases assets and liabilities on the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.

Investments- Equity Method and Joint Ventures

In March 2016, the FASB issued an ASU, “Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”. This new standard eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Under the provisions of this ASU, when circumstances dictate that an investment accounted for under the cost method should no longer be a cost method investee but be accounted for under the equity method, there will no longer be a required retrospective restatement. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.

Compensation- Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. We elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits. During 2016 we recorded $19 million of excess tax benefits to the provision for income taxes in our consolidated statement of operations. Further, we elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $30 million increase to operating cash flow and a $30 million decrease to cash flows from financing activities for the year ended December 31, 2015.

Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments”. The standard addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASC 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The updated standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The updated guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The ASU will be applied prospectively to any transaction occurring within the period of adoption. Early adoption is permitted, including for interim and annual periods in which the financial statements have not been issued or made available for issuances. We elected to early adopt the ASU effective October 1, 2016. There was no impact on our consolidated financial statements.

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

For the years ended December 31, 2016 and 2015, we recorded a net gain of $1 million and $2 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our consolidated statements of operations. As of December 31, 2016 and 2015, the notional amounts of outstanding foreign currency derivative financial instruments were $77 million and $37 million, respectively.

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2016 and 2015:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2016
Revenues	61%	9%	30%
Operating costs	57%	10%	33%
Year ended December 31, 2015
Revenues	60%	9%	31%
Operating costs	57%	10%	33%

Based on the year ended December 31, 2016, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2016, we had $4,059 million of floating-rate debt under our senior secured credit facilities, of which $1,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $30 million ($41 million without giving effect to any of our interest rate swaps).

In June 2016, we entered into $250 million in aggregate notional amount of a three-year forward interest rate swap agreement with a starting date of June 9, 2016. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.86%. This derivative instrument has been designated as an interest rate cash flow hedge.

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

Management has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2016.

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

February 17, 2017

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board and Stockholders

of Nielsen Holdings plc

We have audited Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nielsen Holdings plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Nielsen Holdings plc’s internal control over financial reporting based on our audit.

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

In our opinion, Nielsen Holding plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nielsen Holding plc as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of Nielsen Holdings plc and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board and Stockholders

of Nielsen Holdings plc

We have audited the accompanying consolidated balance sheets of Nielsen Holdings plc as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of Nielsen Holdings plc’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nielsen Holdings plc at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 17, 2017

Nielsen Holdings plc

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2016	2015	2014
Revenues	$6,309	$6,172	$6,288
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,607	2,539	2,620
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,851	1,915	1,917
Depreciation and amortization	603	574	573
Restructuring charges	105	51	89
Operating income	1,143	1,093	1,089
Interest income	4	4	3
Interest expense	(333)	(311)	(300)
Foreign currency exchange transaction losses, net	(6)	(31)	(71)
Other income/(expense), net	8	206	(100)
Income from continuing operations before income taxes and equity in net loss of affiliates	816	961	621
Provision for income taxes	(309)	(383)	(236)
Equity in net loss of affiliates	—	(3)	(4)
Net income	507	575	381
Net income/(loss) attributable to noncontrolling interests	5	5	(3)
Net income attributable to Nielsen stockholders	$502	$570	$384
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$1.40	$1.55	$1.01
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$1.39	$1.54	$1.00
Weighted-average shares of common stock outstanding, basic	358,830,080	366,996,788	379,333,037
Dilutive shares of common stock	3,337,049	3,961,016	5,038,415
Weighted-average shares of common stock outstanding, diluted	362,167,129	370,957,804	384,371,452
Dividends declared per common share	$1.21	$1.09	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Net income	$507	$575	$381
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments(1)	(94)	(357)	(301)
Available for sale securities (2)	—	(19)	10
Changes in the fair value of cash flow hedges (3)	2	(1)	3
Defined benefit pension plan adjustments (4)	(65)	87	(109)
Total other comprehensive loss	(157)	(290)	(397)
Total comprehensive income/(loss)	350	285	(16)
Less: comprehensive loss attributable to noncontrolling interests	—	(3)	(10)
Total comprehensive income/(loss) attributable to Nielsen stockholders	$350	$288	$(6)

(1)	Net of tax of (9) million, $(15) million and $(18) million for the year ended December 31, 2016, 2015 and 2014 respectively.
(2)	Net of tax of zero, $13 million and $(7) million for the year ended December 31, 2016, 2015 and 2014 respectively.

(3)	Net of tax of $(2) million, $1 million and $(2) million for the year ended December 31, 2016, 2015 and 2014 respectively.

(4)	Net of tax of $20 million, $(10) million and $32 million for the year ended December 31, 2016, 2015 and 2014 respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings plc

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2016	2015
Assets:
Current assets
Cash and cash equivalents	$754	$357
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $25 and $26 as of December 31, 2016 and 2015, respectively	1,171	1,235
Prepaid expenses and other current assets	297	316
Total current assets	2,222	1,908
Non-current assets
Property, plant and equipment, net	471	490
Goodwill	7,845	7,783
Other intangible assets, net	4,736	4,772
Deferred tax assets	127	78
Other non-current assets	329	272
Total assets	$15,730	$15,303
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,012	$1,013
Deferred revenues	297	322
Income tax liabilities	97	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	188	310
Total current liabilities	1,594	1,687
Non-current liabilities
Long-term debt and capital lease obligations	7,738	7,028
Deferred tax liabilities	1,175	1,074
Other non-current liabilities	930	887
Total liabilities	11,437	10,676
Commitments and contingencies (Note 16)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 357,745,953 and 362,338,369 shares issued and 357,465,614 and 362,338,369 shares outstanding at December 31, 2016 and 2015, respectively	32	32
Additional paid-in capital	4,825	5,119
Retained earnings	456	341
Accumulated other comprehensive loss, net of income taxes	(1,211)	(1,059)
Total Nielsen stockholders’ equity	4,102	4,433
Noncontrolling interests	191	194
Total equity	4,293	4,627
Total liabilities and equity	$15,730	$15,303

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Operating Activities
Net income	$507	$575	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	51	48	47
Deferred income tax	88	213	105
Currency exchange rate differences on financial transactions and other losses	(19)	(167)	174
Equity in net loss of affiliates, net of dividends received	2	4	5
Depreciation and amortization	603	574	573
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	53	(35)	(93)
Prepaid expenses and other assets	4	(63)	(76)
Accounts payable and other current liabilities and deferred revenues	(63)	36	(4)
Other non-current liabilities	(8)	(2)	(2)
Interest payable	14	15	6
Income taxes	64	11	(23)
Net cash provided by operating activities	1,296	1,209	1,093
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(285)	(246)	(314)
Proceeds from the sale of subsidiaries and affiliates, net	34	30	(6)
Additions to property, plant and equipment and other assets	(109)	(134)	(163)
Additions to intangible assets	(324)	(274)	(249)
Proceeds from the sale of property, plant and equipment and other assets	42	7	—
Other investing activities	—	36	—
Net cash used in by investing activities	(642)	(581)	(732)
Financing Activities
Net (payments)/borrowings under revolving credit facility	(164)	(116)	280
Proceeds from issuances of debt, net of issuance costs	2,502	746	4,544
Repayment of debt	(1,765)	(98)	(4,598)
Increase in short term borrowings	4	—	—
Cash dividends paid to stockholders	(434)	(408)	(356)
Repurchase of common stock	(418)	(667)	(466)
Proceeds from exercise of stock options	81	72	103
Capital leases	(40)	(22)	(14)
Other financing activities	(14)	1	(78)
Net cash used in financing activities	(248)	(492)	(585)
Effect of exchange-rate changes on cash and cash equivalents	(9)	(52)	(67)
Net increase(decrease) in cash and cash equivalents	397	84	(291)
Cash and cash equivalents at beginning of period	357	273	564
Cash and cash equivalents at end of period	$754	$357	$273
Supplemental Cash Flow Information
Cash paid for income taxes	$(157)	$(159)	$(154)
Cash paid for interest, net of amounts capitalized	$(319)	$(296)	$(294)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income
					(Loss), Net
									Total
			Additional		Currency	Available	Cash	Post	Nielsen
	Common	Treasury	Paid-in	Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Stock	Capital	Deficit	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2013	$32	$(13)	$6,609	$(512)	$(124)	9	$(5)	$(267)	$5,729	$78	$5,807
Net income	—	—	—	384	—	—	—	—	384	(3)	381
Currency translation adjustments, net of tax of $(18)	—	—	—	—	(294)	—	—	—	(294)	(7)	(301)
Unrealized loss on pension liability, net of tax of $32	—	—	—	—	—	—	—	(109)	(109)	—	(109)
Unrealized gain on available for sale securities, net of tax of $(7)	—	—	—	—	—	10	—	—	10	—	10
Cash flow hedges, net of tax of $(2)	—	—	—	—	—	—	3	—	3	—	3
Divestiture of an interest in a consolidated subsidiary	—	—	—	—	—	—	—	—	—	(1)	(1)
Noncontrolling interest in a newly consolidated subsidiary	—	—	—	—	—	—	—	—	—	11	11
Dividends to stockholders	—	—	(359)	—	—	—	—	—	(359)	(1)	(360)
Shares of common stock issued in business combinations	—	1	2	—	—	—	—	—	3	—	3
Exercise of stock options	—	63	45	—	—	—	—	—	108	—	108
Repurchase of common stock	—	(466)	—	—	—	—	—	—	(466)	—	(466)
Stock-based compensation expense	—	—	47	—	—	—	—	—	47	—	47
Balance, December 31, 2014	$32	$(415)	$6,344	$(128)	$(418)	$19	$(2)	$(376)	$5,056	$77	$5,133

					Accumulated Other Comprehensive Income
					(Loss), Net
				Retained					Total
			Additional	Earnings	Currency	Available	Cash	Post	Nielsen
	Common	Treasury	Paid-in	(Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Stock	Capital	Deficit)	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2014	$32	$(415)	$6,344	$(128)	$(418)	$19	$(2)	$(376)	$5,056	$77	$5,133
Net income	—	—	—	570	—	—	—	—	570	5	575
Currency translation adjustments, net of tax of $(15)	—	—	—	—	(349)	—	—	—	(349)	(8)	(357)
Unrealized loss on pension liability, net of tax of $(10)	—	—	—	—	—	—	—	87	87	—	87
Realized gain on available for sale securities, net of tax of $13	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Cash flow hedges, net of tax of $1	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Capital contribution by non- controlling partner	—	—	—	—	—	—	—	—	—	3	3
(Divestiture)/acquisition of an interest in a consolidated subsidiary	—	—	(1)	—	—	—	—	—	(1)	117	116
Dividends to stockholders	—	—	(297)	(101)	—	—	—	—	(398)	—	(398)
Shares of common stock issued in business combinations	—	—	2	—	—	—	—	—	2	—	2
Exercise of stock options	—	78	(3)	—	—	—	—	—	75	—	75
Excess tax benefit from stock based compensation		—	30	—	—	—	—	—	30	—	30
Repurchase of common stock	—	(467)	(200)	—	—	—	—	—	(667)	—	(667)
Equity conversion		804	(804)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	48	—	—	—	—	—	48	—	48
Balance, December 31, 2015	$32	$—	$5,119	$341	$(767)	$—	$(3)	$(289)	$4,433	$194	$4,627

				Accumulated Other Comprehensive Income
				(Loss), Net
							Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2015	$32	$5,119	$341	$(767)	$(3)	$(289)	$4,433	$194	$4,627
Adoption of stock-based compensation standard	—	—	47	—	—	—	47	—	47
Balance, January 1, 2016	32	5,119	388	(767)	(3)	(289)	4,480	194	4,674
Net income	—	—	502	—	—	—	502	5	507
Currency translation adjustments, net of tax of $(9)	—	—	—	(89)	—	—	(89)	(5)	(94)
Cash flow hedges, net of tax of $(2)	—	—	—	—	2	—	2	—	2
Unrealized loss on pension liability, net of tax of $20	—	—	—	—	—	(65)	(65)	—	(65)
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	7	7
Acquisition/Divestiture of an interest in a consolidated subsidiary	—	(5)	—	—	—	—	(5)	—	(5)
Dividends to stockholders	—	—	(434)	—	—	—	(434)	—	(434)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(10)	(10)
Exercise of stock options	—	78	—	—	—	—	78	—	78
Repurchase of common stock	—	(418)	—	—	—	—	(418)	—	(418)
Stock-based compensation expense	—	51	—	—	—	—	51	—	51
Balance, December 31, 2016	$32	$4,825	$456	$(856)	$(1)	$(354)	$4,102	$191	$4,293

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

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements “Discontinued Operations.” The Company has evaluated events occurring subsequent to December 31, 2016 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Foreign Currency Translation

Nielsen has significant investments outside the United States, primarily in the Euro-zone, Canada and the United Kingdom. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period-end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenues, expenses and cash flows. For these countries, currency translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss), net, whereas transaction gains and losses are recognized in foreign exchange transaction losses, net in the consolidated statement of operations.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with marketing/media research services. Advertising and marketing costs totaled $25 million, $19 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Employee stock options, restricted stock and similar equity instruments granted by the Company are treated as potential common stock outstanding in computing diluted earnings per share. Diluted stock outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and in 2014 and 2015 the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase stock. In 2016, upon the adoption of ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, the Company removed the excess tax benefit from its assumed proceeds under the treasury stock method.

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

The effect of 1,650,708,  1,593,807 and 2,437,100 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively, as such shares would have been anti-dilutive.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying consolidated statements of comprehensive income/(loss) and consists of net income and other gains and losses, net of tax affecting equity that are excluded from net income.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with an original maturity date of three months or less. Cash and cash equivalents are carried at fair value.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. An estimate of the allowance for doubtful accounts is made when collection of the full amount is no longer probable or returns are expected.

During the years ended December 31, 2016 and 2015, the Company sold $137 million and $50 million, respectively, of accounts receivables to a third party and recorded an immaterial loss on the sale to interest expense, net in the consolidated statement of operations. As of December 31, 2016 and 2015, $71 million and $50 million, respectively, remained outstanding. The sale was accounted for as a true sale, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $137 million and $50 million from the sale were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

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

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  This standard is effective for annual periods beginning after December 15, 2017.

In 2014, the Company established a cross-functional implementation team consisting of representatives from across all of its business segments. Management utilized a bottoms-up approach to analyze the impact of the standard on our contract portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, management identified, and are in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure under the new standard. Based on management’s preliminary assessment, it does not believe the adoption of this ASU will have a material impact the Company’s consolidated financial statements. The Company is continuing to assess which transition method it will use to adopt this ASU.

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued an ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard was issued to amend the guidance on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption for most of the provisions is not allowed.  Nielsen is currently assessing the impact of the adoption of this ASU will have on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued an ASU, “Leases”. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. While Nielsen continues to assess the impact of the adoption of this ASU will have on the Company’s consolidated financial statements, Nielsen expects it will increase assets and liabilities on the consolidated balance sheet.

Investments- Equity Method and Joint Ventures

In March 2016, the FASB issued an ASU, “Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”. This new standard eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Under the provisions of this ASU, when circumstances dictate that an investment accounted for under the cost method should no longer be a cost method investee but be accounted for under the equity method, there will no longer be a required retrospective restatement. Nielsen is currently assessing the impact of the adoption this ASU will have on the Company’s consolidated financial statements.

Compensation- Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. Nielsen elected to early adopt this ASU and as a result recorded a $47 million cumulative-effect adjustment to retained earnings as of January 1, 2016 related to previously unrecognized excess tax benefits         During 2016, Nielsen recorded $19 million of excess tax benefits to the provision for income taxes in its consolidated statement of operations. Further, the Company elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits on the statement of cash flows. This change resulted in a $30 million increase to operating cash flow and a $30 million decrease to cash flows from financing activities for the year ended December 31, 2015.

Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Nielsen is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Statement of Cash Flows– Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments”. The standard addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Nielsen does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASC 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The updated standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity than evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The updated guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The ASU will be applied prospectively to any transaction occurring within the period of adoption. Early adoption is permitted, including for interim and annual periods in which the financial statements have not been issued or made available for issuances. Nielsen elected to early adopt the ASU effective October 1, 2016. There was no impact on the Company’s consolidated financial statements.

3. Business Acquisitions

For the year ended December 31, 2016, Nielsen paid cash consideration of $285 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period’s acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

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

Subsequent Event

Gracenote

In February 2017, Nielsen completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total cash purchase price of $560 million. Nielsen acquired the data and technology that underpins the programming guides and personalized user experience for major video, music, audio and sports content. The acquisition extends Nielsen’s footprint with major clients by including Gracenote’s global content database which spans across platforms including multichannel video programming distributors (MVPDs), smart televisions, streaming music services, connected devices, media players and in-car infotainment systems. Gracenote will consolidate into Nielsen’s Watch segment.

This Acquisition will be accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The Company is in the process of preparing the initial accounting of the transaction and expects to establish a preliminary purchase price allocation by the end of the first quarter of 2017.

4. Discontinued Operations and Other Dispositions

In December 2016, Nielsen completed the sale of Claritas, a business focusing on consumer segmentation insights within the Company’s Buy segment, for cash consideration of $34 million and a note receivable for $60 million. The note is payable at any time over three years and bears interest at 3% in year one, 5% in year two and 7% in year three. As a result of this transaction, the Company recorded a $14 million gain on the sale to other income/(expense), net in the consolidated statement of operations. This disposition did not qualify to be classified as a discontinued operations.

In November 2015, Nielsen completed the sale of the National Research Group, Inc., a leader in providing market research to movie studios within the Company’s Watch segment, for total cash consideration of $34 million and recorded an $18 million gain on the sale to other income/(expense), net in the consolidated statement of operations. This disposition did not qualify to be classified as a discontinued operations.

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

Summarized results of operations for discontinued operations for the year ended December 31, 2014 is as follows:

(IN MILLIONS)	2014
Revenue	$15
Operating income	—
Interest expense	—
Income from operations before income taxes	—
Provision for income taxes	—
Income from operations	—
Net income/(loss) attributable to noncontrolling interests	—
Gain on sale, net of tax	—
Income from discontinued operations	$—

There were no discontinued operations for the years ended December 31, 2016 and 2015.

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

The Company’s 2016, 2015 and 2014 annual assessments did not result in an impairment for goodwill.

Goodwill is stated at historical cost less accumulated impairments losses, if any.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015, respectively.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2014	$3,014	$4,657	$7,671
Acquisitions, divestitures and other adjustments	4	361	365
Effect of foreign currency translation	(229)	(24)	(253)
Balance, December 31, 2015	$2,789	$4,994	$7,783
Acquisitions, divestitures and other adjustments	(31)	170	139
Effect of foreign currency translation	(62)	(15)	(77)
Balance, December 31, 2016	$2,696	$5,149	$7,845
Cumulative impairments	$—	$376	$376

At December 31, 2016, $50 million of goodwill is expected to be deductible for income tax purposes.

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

Nielsen is required to assess whether the value of the Company’s amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Nielsen does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires Nielsen to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. There was no impairment or indicators of impairment noted in any period presented with respect to the Company’s amortizable intangible assets.

The table below summarizes the carrying value of such intangible assets and their estimated useful lives:

			Gross Amounts		Accumulated Amortization
	Estimated	Weighted	December 31,	December 31,	December 31,	December 31,
(IN MILLIONS)	Useful Lives	Average	2016	2015	2016	2015
Indefinite-lived intangibles:
Trade names and trademarks			$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	5-20 years	13 years	140	167	(88)	(84)
Customer-related intangibles	6-25 years	21 years	3,035	3,013	(1,312)	(1,193)
Covenants-not-to-compete	1-7 years	3 years	39	37	(36)	(35)
Computer software	3-10 years	5 years	2,223	1,919	(1,258)	(1,055)
Patents and other	3-10 years	6 years	173	168	(101)	(86)
Total			$5,610	$5,304	$(2,795)	$(2,453)

The amortization expense for the years ended December 31, 2016, 2015 and 2014 was $425 million, $408 million and $404 million, respectively. These amounts include amortization expense associated with computer software of $232 million, $219 million and $217 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company’s 2016, 2015 and 2014 annual assessments did not result in an impairment for any of its underlying reporting units or indefinite-lived intangible assets.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2017	$399
2018	419
2019	353
2020	316
2021	296
Thereafter	1,032
Total	$2,815

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the years ended December 31, 2016 and 2015, respectively.

	Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive loss before reclassifications	(94)	(3)	(77)	(174)
Amounts reclassified from accumulated other comprehensive loss	—	$5	$12	17
Net current period other comprehensive (loss)/income	(94)	2	(65)	(157)
Net current period other comprehensive loss attributable to noncontrolling interest	(5)	—	—	(5)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(89)	2	(65)	(152)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)

	Currency	Available-
	Translation	for-Sale		Post Employment
(IN MILLIONS)	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
Balance December 31, 2014	$(418)	$19	$(2)	$(376)	$(777)
Other comprehensive (loss)/income before reclassifications	(357)	—	(8)	60	(305)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	(19)	7	27	15
Net current period other comprehensive (loss)/income	(357)	(19)	(1)	87	(290)
Net current period other comprehensive loss attributable to noncontrolling interest	(8)	—	—	—	(8)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(349)	(19)	(1)	87	(282)
Balance December 31, 2015	$(767)	$—	$(3)	$(289)	$(1,059)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the years ended December 31, 2016 and 2015, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated Other Comprehensive			Affected Line Item in the
	Year Ended December 31,		Consolidated
Income components	2016	2015	Statement of Operations
Available for sale securities
	$—	$(32)	Other income
	—	13	Provision for income taxes
	$—	$(19)	Total, net of tax
Cash flow hedges
Interest rate contracts	$7	$12	Interest expense
	(2)	(5)	Benefit for income taxes
	$5	$7	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$17	$37	(a)
	(5)	(10)	Benefit for income taxes
	$12	$27	Total, net of tax
Total reclassification for the period	$17	$15	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Property, Plant and Equipment

Property, plant and equipment are carried at historical cost less accumulated depreciation and impairment losses. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives.

Nielsen is required to assess whether the value of our long-lived assets, including the Company’s buildings, improvements, technical and other equipment have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Nielsen does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires Nielsen to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. There was no impairment or indicators of impairment noted in any period presented with respect to the Company’s finite long-lived assets.

The following tables summarizes the carrying value of our property, plant and equipment including the associated useful lives:

	Estimated	December 31,	December 31,
(IN MILLIONS)	Useful Life	2016	2015
Land and buildings	25-50 years	$335	$337
Information and communication equipment	3-10 years	858	825
Furniture, equipment and other	3-10 years	103	108
		1,296	1,270
Less accumulated depreciation and amortization		(825)	(780)
		$471	$490

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $165 million, $160 million and $162 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $37 million, $23 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital leases and other financing obligations are comprised primarily of land and buildings and information and communication equipment.

Gross and net book value of assets under capital leases were as follows:

(IN MILLIONS)	December 31, 2016
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$174	$(69)	$105
Information and communication equipment	161	(72)	89
	$335	$(141)	$194
	December 31, 2015
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$170	$(63)	$107
Information and communication equipment	100	(41)	59
	$270	$(104)	$166

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

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) net, until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for the years ended December 31, 2016, 2015 and 2014.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31,
(IN MILLIONS)	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	3	—	3	—
Total	$37	$34	$3	—
Liabilities:
Interest rate swap arrangements (3)	5	—	5	—
Deferred compensation liabilities (4)	32	32	—	—
Total	37	$32	5	—

	December 31,
	2015	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Total	$32	$32	—	—
Liabilities:
Interest rate swap arrangements (3)	$6	—	$6	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$36	$30	$6	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2016, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

In June 2016, the company entered into $250 million in aggregate notional amount of a three-year forward interest rate swap agreement with a starting date of June 9, 2016. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.86%. This derivative has been designated as an interest rate cash flow hedge.

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

As of December 31, 2016 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Foreign Currency Exchange Risk

During the years ended December 31, 2016 and 2015, Nielsen recorded a net gain of $1 million and $2 million respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in Nielsen’s consolidated statements of operations.  As of December 31, 2016 and 2015, the notional amounts of the outstanding foreign currency derivative financial instruments were $77 million and $37 million, respectively.

See Note 11 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
		Accounts Payable		Accounts Payable
Derivatives Designated as Hedging Instruments	Other Non- Current	and Other Current	Other Non- Current	and Other Current	Other Non- Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$3	$1	$4	$1	$5

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2016, 2015 and 2014 was as follows (amounts in millions):

	Amount of Loss				Amount of Loss
	Recognized in OCI			Location of Loss	Reclassified from OCI
	on Derivatives			Reclassified from OCI	into Income
Derivatives in Cash Flow	(Effective Portion)			into Income	(Effective Portion)
Hedging Relationships	December 31,			(Effective Portion)	December 31,
(IN MILLIONS)	2016	2015	2014		2016	2015	2014
Interest rate swaps	$3	$14	$10	Interest expense	$7	$12	$15

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

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2016 or 2015.

9. Restructuring Activities

Restructuring charges primarily relate to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2013	$99
Charges	89
Non cash charges and other adjustments	(3)
Payments	(113)
Balance at December 31, 2014	72
Charges	51
Non cash charges and other adjustments	(8)
Payments	(77)
Balance at December 31, 2015	38
Charges	105
Non cash charges and other adjustments	(1)
Payments	(69)
Balance at December 31, 2016	$73

Of the $73 million in remaining liabilities for restructuring actions, $67 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2016.

Productivity Initiatives

The Company recorded $105 million in restructuring charges primarily relating to employee severance associated with productivity initiatives and contract termination costs during the year ended December 31, 2016.

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

Effective January 1, 2016, the Company changed its approach to calculating the discount rate for its retirement benefit pension plans from a weighted-average yield curve approach to a spot-rate approach. Under the spot-rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost within net periodic benefit costs. The spot-rate approach represents a more precise measurement of interest and service cost. The new approach represents a change in accounting estimate that is inseparable from a change in accounting principle and accordingly is accounted for prospectively.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. The Company assumed that the weighted-averages of long-term returns on our pension plans were 5.1% for the year ended December 31, 2016 and 6.0% for each of the years ended December 31, 2015 and 2014. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts.

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2016
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$639	$334	$616	$1,589
Service cost	5	—	9	14
Interest cost	11	13	16	40
Plan participants’ contributions	1	—	1	2
Actuarial losses	67	10	83	160
Benefits paid	(30)	(13)	(17)	(60)
Expenses paid	(1)	—	(2)	(3)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(5)	(5)
Settlements	—	—	(8)	(8)
Effect of foreign currency translation	(23)	—	(63)	(86)
Benefit obligation at end of period	669	344	629	1,642
Change in plan assets
Fair value of plan assets at beginning of period	622	231	531	1,384
Actual return on plan assets	42	14	40	96
Employer contributions	7	1	14	22
Plan participants’ contributions	1	—	1	2
Benefits paid	(30)	(13)	(17)	(60)
Expenses paid	(1)	—	(2)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(8)	(8)
Insurance	4	—	—	4
Effect of foreign currency translation	(20)	—	(51)	(71)
Fair value of plan assets at end of period	625	233	507	1,365
Funded status	$(44)	$(111)	$(122)	$(277)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	21	21
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(44)	(111)	(141)	(296)
Net amount recognized	$(44)	$(111)	$(122)	$(277)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net loss	$39	$13	$50	$102
Settlement loss	—	—	(2)	(2)
Amortization of net loss	(5)	(6)	(4)	(15)
Total recognized in other comprehensive income/(loss)	$34	$7	$44	$85
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$195	$112	$144	$451

	Year Ended December 31, 2015
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$784	$380	$698	$1,862
Service cost	4	—	13	17
Interest cost	14	16	20	50
Plan participants’ contributions	1	—	1	2
Actuarial gains	(53)	(4)	(31)	(88)
Benefits paid	(29)	(12)	(21)	(62)
Expenses paid	(2)	—	(2)	(4)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(3)	(3)
Settlements	—	(46)	(6)	(52)
Effect of foreign currency translation	(80)	—	(52)	(132)
Benefit obligation at end of period	639	334	616	1,589
Change in plan assets
Fair value of plan assets at beginning of period	711	301	562	1,574
Actual return on plan assets	9	(13)	22	18
Employer contributions	5	1	19	25
Plan participants’ contributions	1	—	1	2
Benefits paid	(29)	(12)	(21)	(62)
Expenses paid	(2)	—	(2)	(4)
Premiums paid	—	—	(1)	(1)
Settlements	—	(46)	(6)	(52)
Effect of foreign currency translation	(73)	—	(43)	(116)
Fair value of plan assets at end of period	622	231	531	1,384
Funded status	$(17)	$(103)	$(85)	$(205)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	22	22
Current liabilities	—	(1)	(2)	(3)
Accrued benefit liability included in other non-current liabilities	(17)	(102)	(105)	(224)
Net amount recognized	$(17)	$(103)	$(85)	$(205)
Amounts recognized Other Comprehensive Income/(Loss), before tax
Net loss/(gain)	$(54)	$30	$(36)	$(60)
Amortization of prior service costs	—	—	1	1
Settlement loss	—	(14)	(1)	(15)
Amortization of net loss	(8)	(7)	(8)	(23)
Total recognized in other comprehensive income/(loss)	$(62)	$9	$(44)	$(97)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$161	$105	$100	$366

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(IN MILLIONS)	2016	2015	2014
Accumulated benefit obligation.	$1,622	$1,548	$1,803

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2016
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$669	$344	$528	$1,541
Accumulated benefit obligation	668	344	511	1,523
Fair value of plan assets	625	233	386	1,244

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2016
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$669	$344	$528	$1,541
Accumulated benefit obligation	668	344	511	1,523
Fair value of plan assets	625	233	386	1,244

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2015
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$578	$334	$509	$1,421
Accumulated benefit obligation	577	334	470	1,381
Fair value of plan assets	560	231	402	1,193

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2015
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$578	$334	$509	$1,421
Accumulated benefit obligation	577	334	470	1,381
Fair value of plan assets	560	231	402	1,193

Net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014, respectively, includes the following components:

	Net Periodic Pension Costs
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Year ended December 31, 2016
Service cost	$5	$—	$9	$14
Interest cost	11	13	16	40
Expected return on plan assets	(26)	(18)	(25)	(69)
Curtailment gain recognized	—	—	(1)	(1)
Settlement loss recognized	—	—	2	2
Amortization of net loss	5	6	4	15
Net periodic pension cost	$(5)	1	5	1
Year ended December 31, 2015
Service cost	$4	$—	$13	$17
Interest cost	14	16	20	50
Expected return on plan assets	(30)	(21)	(31)	(82)
Settlement loss recognized	—	14	1	15
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net loss	8	7	8	23
Net periodic pension cost	$(4)	$16	$10	$22
Year ended December 31, 2014
Service cost	$4	$1	$14	$19
Interest cost	25	16	26	67
Expected return on plan assets	(35)	(21)	(35)	(91)
Settlement loss recognized	—	1	6	7
Amortization of net loss	5	4	3	12
Net periodic pension cost	$(1)	1	14	14

The settlement loss of $2 million in 2016 resulted primarily from settling certain retiree liabilities in Germany. The settlement loss of $15 million in 2015 resulted primarily from lump- sum payments to deferred vested participants in the U.S. who elected to cash out their accrued benefit during a special offer.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2017 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$(7)	$(6)	$(10)	$(23)

Actuarial gains and losses are amortized over the average remaining service lives for plans with active participants, and over the average remaining lives for legacy plans with no active participants.

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Pension benefit obligation:
—discount rate	2.5%	3.2%	2.8%
—rate of compensation increase	1.2%	1.7%	2.0%
Net periodic pension costs:
—discount rate	3.2%	2.8%	4.1%
—rate of compensation increase	1.7%	2.0%	2.1%
—expected long-term return on plan assets	5.1%	6.0%	6.0%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The	United
	Netherlands	States	Other	Total
At December 31, 2016
Equity securities	25%	55%	34%	34%
Fixed income securities	57	44	37	47
Other	18	1	29	19
Total	100%	100%	100%	100%
At December 31, 2015
Equity securities	25%	54%	42%	36%
Fixed income securities	59	45	41	50
Other	16	1	17	14
Total	100%	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2016 was 40% equity securities and 45% long-term interest-earning investments (debt or fixed income securities), and 15% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Insurance contracts are categorized as level 3 and are valued based on contractual terms.

Assets at fair value (See Note 8 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2016 and 2015 are as follows:

Our fair value hierarchy shown below excludes investments using the NAV per share practical expedient. Application of the NAV per share practical expedient coincided with the change in investment management for one of the Company’s Pension Plans during 2016.

(IN MILLIONS)	December 31, 2016				December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$19	$—	$—	$19	$8	$—	$—	$8
Equity securities – U.S.	53	11	—	64	25	67	—	92
Equity securities – Global.	32	222	—	254	5	214	—	219
Equity securities – non-U.S.	6	83	—	89	23	169	—	192
Real estate	—	—	38	38	—	—	33	33
Corporate bonds	127	249	—	376	104	410	—	514
Debt issued by national, state or local government	36	145	—	181	54	128	—	182
Other	—	2	129	131	—	14	130	144
Total assets at fair value, excluding NAV per share practical expedient at December 31,2016	$273	$712	$167	$1,152	219	$1,002	$163	$1,384

The following presents our total fair value of plan assets including the NAV per share practical expedient:

(IN MILLIONS)	December 31, 2016
Fair value of investments, excluding NAV per share practical expedient.	$1,152

Fair value of investments, using NAV per share practical expedient
Asset Category
Cash	$4
Equity securities – U.S.	26
Equity securities – Global.	29
Corporate debt securities or bonds.	19
Debt issued by national, state or local government	2
Liability driven investments	71
Real estate	7
Private equity and hedge funds	54
Insurance and other	1
Total assets at fair value including NAV per share practical expedient at December 31, 2016	$1,365

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2016 and 2015:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2014	$39	$88	$127
Actual return on plan assets:
(Sales)/investments	(5)	50	45
Unrealized gains	3	1	4
Effect of foreign currency translation	(4)	(9)	(13)
Balance, end of year December 31, 2015	$33	$130	$163
Actual return on plan assets:
Investments	7	—	7
Unrealized gains	—	10	10
Effect of foreign currency translation	(2)	(11)	(13)
Balance, end of year December 31, 2016	$38	$129	$167

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

In 2016, the Company adopted ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removed the requirement to categorize within the fair value hierarchy, investments for which fair value is measured using the net asset value per share practical expedient.  The adoption of this ASU did not impact the 2015 presentation.

Contributions to the Pension Plans in 2017 are expected to be approximately $3 million for the Netherlands plan, $3 million for the U.S. plan and $15 million for other plans.

Estimated future benefit payments are as follows:

	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
For the years ending December 31,
2017	$28	$14	$18	$60
2018	28	15	17	60
2019	28	15	18	61
2020	28	16	19	63
2021	28	17	20	65
2022-2026	141	96	122	359

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $49 million, $47 million and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations).  No contributions are made in shares of the Company’s common stock.

11. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2016.

	December 31, 2016			December 31, 2015
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.29% ) due 2019		—	—		$1,455	$1,454
$2,080 million Senior secured term loan (LIBOR based variable rate of 2.65%) due 2019		1,768	1,785		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.54%) due 2017		—	—		492	492
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.29% ) due 2021		—	—		1,080	1,082
$1,900 million Senior secured term loan (LIBOR based variable rate of 3.15% ) due 2023		1,892	1,921		—	—
€286 million Senior secured term loan (Euro LIBOR based variable rate of 2.82%) due 2021		—	—		305	306
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.11%) due 2021		399	402		—	—
$575 million Senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		—	—		164	163
Total senior secured credit facilities (with weighted-average interest rate)	2.95%	4,059	4,109	2.78%	3,496	3,497
$800 million 4.50% senior debenture loan due 2020		794	813		792	808
$625 million 5.50% senior debenture loan due 2021		618	648		617	640
$2,300 million 5.00% senior debenture loan due 2022		2,285	2,340		2,284	2,270
Total debenture loans (with weighted-average interest rate)	5.22%	3,697	3,802	5.22%	3,693	3,718
Other loans		7	7		7	7
Total long-term debt	4.04%	7,763	7,918	4.04%	7,196	7,222
Capital lease and other financing obligations		158			142
Bank Overdrafts		5			—
Total debt and other financing arrangements		7,926			7,338
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		188			310
Non-current portion of long-term debt and capital lease and other financing obligations		$7,738			$7,028

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The carrying value of Nielsen’s long-term debt are denominated in the following currencies:

	December 31,	December 31,
(IN MILLIONS)	2016	2015
U.S. Dollars	$7,364	$6,891
Euro	399	305
	$7,763	$7,196

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2017	$143
2018	$278
2019	$1,397
2020	$814
2021	$1,021
Thereafter	$4,110
$7,763

Senior Secured Credit Facilities

Term Loan Facilities

In April 2014, certain of Nielsen’s subsidiaries entered into the Fourth Amended and Restated Senior Secured Credit Agreement (the “Fourth Amended and Restated Credit Agreement”; and as subsequently amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for term loan facilities as shown in the table above.

In March 2016, Nielsen entered into an amendment to Nielsen’s Fourth Amended and Restated Credit Agreement, providing for additional Class A Term Loans in an aggregate principal amount of $500 million, maturing in full in April 2019 (the “Additional Class A Term Loans”). The Additional Class A Term Loans are required to be repaid in quarterly installments ranging from 1.369% to 4.11% of the original principal amount (as may be reduced as a result of voluntary prepayments), with the balance payable on the maturity date. The Additional Class A Term Loans bear interest equal to, at Nielsen’s election, a base rate or eurocurrency rate, in each case plus an applicable margin which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by Nielsen’s total leverage ratio (as defined in the Amended Credit Agreement).  This amendment was accounted for as a modification of the Amended Credit Agreement.

In October 2016, Nielsen entered into a second amendment to the Company’s Fourth Amended and Restated Credit Agreement, providing for (i) an incremental facility of Class B-2 Euro Term Loans in an aggregate principal amount of €380 million, the proceeds of which were used to replace or refinance the existing Class B-2 Euro Term Loans and to repay certain other indebtedness, and (ii) a new class of term loans, Class B-3 Term Loans in an aggregate principal amount of $1,900 million, the proceeds of which were used to replace or refinance in full a like amount of Nielsen’s applicable existing Class B-1 Term Loans that were maturing in May 2017 and Class B-2 Dollar Term Loans that were maturing in April 2021 and to repay certain other indebtedness.

The incremental Class B-2 Euro Term Loans will mature in full in April 2021 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of incremental Class B-2 Euro Term Loans, with the balance payable in April 2021. The Class B-3 Term Loans will mature in full in October 2023 and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of Class B-3 Term Loans, with the balance payable in October 2023.

Class B-2 Euro Term Loans will bear interest equal to the Eurocurrency rate plus an applicable margin, which is equal to 2.50%. Class B-3 Term Loans bear interest equal to, at Nielsen’s election, a base rate or eurocurrency rate plus an applicable margin, which is equal to 2.50% (in the case of eurocurrency loans) or 1.50% (in the case of base rate loans). This amendment was accounted for as a modification of the Amended Credit Agreement.

The Amended Credit Agreement contains the same affirmative and negative covenants as those of the Fourth Amended and Restated Credit Agreement prior to the 2016 amendments.

Obligations under the Amended Credit Agreement are guaranteed by TNC B.V., substantially all of the wholly-owned U.S. subsidiaries of TNC B.V. and certain of the non-U.S. wholly-owned subsidiaries of TNC B.V., and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of TNC B.V. and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of TNC B.V., and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of TNC B.V. Under a separate security agreement, substantially all of the assets of TNC B.V. are pledged as collateral for amounts outstanding under the Amended Credit Agreement.

Covenants

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of Nielsen’s subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $4.2 billion at December 31, 2016. In addition, these entities are subject to a total leverage covenant. The leverage ratio requires that Nielsen not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with this financial covenant would result in an event of default under Nielsen’s Amended Credit Agreement unless waived by certain of Nielsen’s term lenders and the Company’s revolving lenders. An event of default under Nielsen’s Amended Credit Agreement can result in the acceleration of Nielsen’s indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing Nielsen’sb debt securities as well. As Nielsen’s failure to comply with the financial covenant described above can cause the Company to go into default under the agreements governing Nielsen’s indebtedness, management believes that Nielsen’s Amended Credit Agreement and this covenant are material to Nielsen. As of December 31, 2016, Nielsen was in full compliance with the financial covenant described above.

Pursuant to Nielsen’s Amended Credit Agreement, the Company is subject to making mandatory prep ayments on the term loans within Nielsen’s Amended Credit Agreement to the extent in any full calendar year Nielsen generate Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including Nielsen’s ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2016, Nielsen’s ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Nielsen’s next ECF measurement date will occur upon completion of the 2017 results, and although Nielsen do not expect to be required to issue any mandatory repayments in 2018 or beyond, it is uncertain at this time if any such payments will be required in future periods.

Revolving Credit Facility

The Amended Credit Agreement also contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. The existing revolving credit facility has commitments of $575 million with a final maturity of April 2019.

The senior secured revolving credit facility is provided under the Amended Credit Agreement and so contains covenants and restrictions as noted under the “Term loan facilities” section above. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Amended Credit Agreement and Senior Secured Loan Agreement.

As of December 31, 2016, Nielsen had zero borrowings outstanding and outstanding letters of credit of $6 million.  As of December 31, 2015, Nielsen had $164 million of borrowings outstanding and outstanding letters of credit of $7 million. As of December 31, 2016, Nielsen had $569 million available for borrowing under the revolving credit facility.

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

In February 2015, Nielsen completed the issuance of $750 million aggregate principal amount of its 5.0% Senior Notes due 2022. The notes are traded interchangeably with the $750 million and the $800 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014 and July 2014, respectively.  The proceeds from the issuances have been used to make repurchases of Nielsen’s outstanding common stock from time to time, in the open market or otherwise, pursuant to Nielsen’s existing share repurchase program, to reduce outstanding amounts under its revolving credit facility, to pay related fees and expenses, and for general corporate purposes.

In April 2014, Nielsen completed the issuance of $750 million in aggregate principal amount of 5.0% Senior Notes due 2022 at par.

In May 2014, the Company completed the redemption of $280 million in principal amount of its then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.

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

Subsequent Event

In January 2017, Nielsen completed the issuance of $500 million aggregate principal amount of 5.0% Senior Notes due 2025 at par, with cash proceeds of approximately $495 million, net of fees and expenses.

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

Assets under capital lease are recorded within property, plant and equipment. See Note 7 – “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2016 are as follows:

(IN MILLIONS)
2017	$48
2018	48
2019	30
2020	21
2021	13
Thereafter	33
Total	193
Less: amount representing interest	35
Present value of minimum lease payments	$158
Current portion	$38
Total non-current portion	120
Present value of minimum lease payments	$158

Capital leases and other financing transactions have effective interest rates primarily ranging from 4.5% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2016, 2015 and 2014 was $11 million, $8 million and $8 million, respectively. Nielsen recognizes rental income from non-cancelable subleases. The total aggregate future rental income proceeds to be received under the non-cancelable subleases are $2 million.

12. Stockholders’ Equity

Common stock activity is as follows:

	Year Ended December 31,
	2016	2015	2014
Actual number of shares of common stock outstanding
Beginning of period	362,338,369	372,757,598	378,635,464
Shares of common stock issued through business combinations	—	52,698	75,083
Shares of common stock issued through compensation plans	3,482,699	4,107,501	4,940,195
Shares held for stock compensation plans	(280,339)	—	—
Repurchases of common stock	(8,075,115)	(14,579,428)	(10,893,144)
End of period	357,465,614	362,338,369	372,757,598

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2015 and 2016, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31

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

As of December 31, 2016, there have been 33,837,526 shares of our common stock purchased at an average price of $46.16 per share (total consideration of approximately $1,562 million) under this program.

The activity for the year ended December 31, 2016 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	$45.62	628,054	$826,841,315
February 1- 28	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,085
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
July 1-31	1,286,936	$53.66	1,286,936	$482,094,449
August 1-31	224,800	$53.61	224,800	$470,042,455
September 1-30	183,968	$53.01	183,968	$460,290,434
October 1-31	139,937	$51.73	139,937	$453,051,573
November 1-30	326,679	$46.17	326,679	$437,970,016
December 1-31	—	$—	—	$437,970,016
Total	33,837,526	$46.16	33,837,526

Subsequent Event

On February 16, 2017, the Board declared a cash dividend of $0.31 per share on the Company’s common stock.  The dividend is payable on March 16, 2017 to stockholders of record at the close of business on March 2, 2017.

13. Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $51 million, $48 million and $47 million of expense associated with stock-based compensation for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Under the Stock Incentive Plan, Nielsen granted 1,643,144 and 1,609,170 time-based stock options to purchase shares during the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, the total number of shares authorized for award of options or other equity-based awards was 44,095,000 under the Stock Incentive Plan.  The 2016, 2015 and 2014 time-based awards become exercisable over a four-year vesting period at a rate of 25 % per year on the anniversary day of the award, and are tied to the executives’ continuing employment.

The fair values of the granted time-based awards granted during 2016, 2015 and 2014 were estimated using the Black-Scholes option pricing model with the expected volatility based on the Company’s historical volatility.

The following assumptions were used during 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Expected life (years)	4.50-5.25	4.50-5.25	3.00-5.25
Risk-free interest rate	1.19-1.92%	1.27-1.58%	0.87-1.66%
Expected dividend yield	2.29- 2.90%	2.18- 2.45%	1.77- 2.39%
Expected volatility	20.02-23.44%	23.44-23.70%	23.50-25.32%
Weighted average volatility	20.89%	23.56%	23.99%

The Company recorded stock-based compensation expense of $51 million, $48 million and $47 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax benefit related to the stock compensation expense was $13 million, $13 million and $15 million, for the respective periods.

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2013	17,096,761	25.78	4.61	$344
Granted	2,448,100	42.01
Forfeited	(798,279)	(29.57)
Exercised	(4,219,122)	(24.08)
Outstanding at December 31, 2014	14,527,460	$28.80	4.29	$231
Granted	1,609,170	48.24
Forfeited	(1,808,315)	(30.59)
Exercised	(3,779,137)	(21.84)
Outstanding at December 31, 2015	10,549,178	$33.96	4.16	$136
Granted	1,643,144	53.99
Forfeited	(577,618)	(33.51)
Exercised	(3,456,536)	(28.85)
Outstanding at December 31, 2016	8,158,168	$40.19	4.43	$43
Exercisable at December 31, 2016	4,319,125	$32.92	3.18	$41

As of December 31, 2016, 2015 and 2014, the weighted-average grant date fair value of the options granted was $7.78, $8.13 and $7.13, respectively, and the aggregate fair value of options vested was $12 million, $21 million and $21 million, respectively.

At December 31, 2016, there is approximately $17 million of unearned stock-based compensation related to stock options which the Company expects to record as stock-based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014 was $77 million, $94 million and $94 million, respectively.  For the year ended December 31, 2016, cash proceeds from the exercise of options was $103 million.

Activity of Nielsen’s restricted stock units (RSUs) that are ultimately payable in shares of common stock granted under the Stock Incentive Plan is summarized below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSU activity
Nonvested at December 31, 2013	1,307,893	$30.53
Granted	526,857	42.74
Forfeited	(113,903)	30.55
Vested	(412,845)	28.53
Nonvested at December 31, 2014	1,308,002	$35.90
Granted	851,088	47.29
Forfeited	(200,217)	37.20
Vested	(452,106)	34.19
Nonvested at December 31, 2015	1,506,767	$42.48
Granted	512,676	53.94
Forfeited	(104,822)	43.26
Vested	(558,228)	39.21
Nonvested at December 31, 2016	1,356,393	$47.69

The awards vest at a rate of 25% per year over four years on the anniversary day of the award.

As of December 31, 2016, approximately $36 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.3 years.

During the years ended December 31, 2016, 2015 and 2014, the Company granted 331,830, 381,576 and  333,700    performance restricted stock units, respectively, representing the target number of performance restricted stock subject to the award.   The weighted average grant date fair value of the awards in 2016, 2015 and 2014 were $50.89, $45.37 and $50.50 per share. For the performance restricted stock units granted in 2016, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2018.  For the performance restricted stock units granted in 2015, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2017. For the performance restricted stock units granted in 2014, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2016.  Forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model. As of December 31, 2015, there is approximately $16 million of unearned stock-based compensation related to unvested performance restricted stock (net of estimated forfeitures). The compensation expense is amortized over the term of the award, which is 3 years after the grant date.

During the year ended December 31, 2016, 2015 and 2014, the Company granted 66,581, 96,282 and 117,520 bonus restricted share units, respectively, in lieu of a portion of the cash bonus due to certain executives.  The awards vest at 50% on the first and second anniversary day of the award.  The weighted average grant date fair value of the awards in 2016, 2015 and 2014 was $47.85, $45.28 and $45.13 per share.  As of December 31, 2016, there is approximately $1 million of unearned stock-based compensation expense related to unvested bonus restricted share units (net of estimated forfeitures).  The compensation expense is amortized over the requisite service periods of two and three years.

In 2016, the Company implemented the Nielsen Holdings plc 2016 Employee Share Purchase Plan (the ESPP) and 2,000,000 shares were authorized for issuance under the ESPP.  There were no shares issued under the ESPP in 2016.

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

The components of income from continuing operations before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
UK (2016-2015), Dutch (2014)	$(3)	$16	$17
Non-UK (2016-2015), Non-Dutch (2014)	819	945	604
Income from continuing operations before income taxes and equity in net income of affiliates	$816	$961	$621

The above amounts for UK and non-UK or Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income from continuing operations before income taxes and equity in net income of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Current:
UK (2016-2015), Dutch (2014)	$—	$(6)	$4
Non-UK (2016-2015), Non-Dutch (2014).	221	176	127
	221	170	131
Deferred:
UK (2016-2015), Dutch (2014)	1	(1)	1
Non-UK (2016-2015), Non-Dutch (2014)	87	214	104
	88	213	105
Total	$309	$383	$236

The Company’s provision for income taxes for the years ended December 31, 2016, 2015 and 2014 was different from the amount computed by applying the statutory UK or Dutch federal income tax rates to the underlying income from continuing operations before income taxes and equity in net income of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Income from continuing operations before income taxes and equity in net income of affiliates	$816	$961	$621
UK (2016-2015), Dutch (2014) statutory tax rate	20.00%	20.25%	25.0%
Provision for income taxes at the UK (2016-2015), Dutch (2014) statutory rate	$163	$195	$155
Tax impact on distributions from foreign subsidiaries	24	(5)	4
Effect of operations in non-UK and non-Dutch jurisdictions	71	74	19
Tax impact of global licensing arrangements	74	80	84
U.S. state and local taxation	30	40	21
Withholding and other taxation	39	37	38
Effect of global financing activities	(71)	(82)	(84)
Changes in estimates for uncertain tax positions	(9)	8	(1)
Changes in valuation allowances	(29)	17	(21)
Effect of change in deferred tax rates	1	3	2
Stock-based compensation	(19)	—	—
Other, net	35	16	19
Total provision for income taxes	$309	$383	$236
Effective tax rate	37.9%	39.8%	38.0%

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2016	December 31, 2015
Deferred tax assets (on balance):
Net operating loss carryforwards	$179	$181
Interest expense limitation	654	734
Employee benefits	91	72
Tax credit carryforwards	130	142
Stock-based payments	32	41
Accrued expenses	57	39
Other assets	29	55
	1,172	1,264
Valuation allowances	(112)	(144)
Deferred tax assets, net of valuation allowances	1,060	1,120
Deferred tax liabilities (on balance):
Intangible assets	(1,591)	(1,640)
Fixed asset depreciation	(42)	(49)
Computer software	(301)	(280)
Deferred revenues/costs	—	(10)
Financial instruments	(14)	(6)
Unrealized gain on investments	(73)	(73)
Other liabilities	(87)	(58)
	(2,108)	(2,116)
Net deferred tax liability	$(1,048)	$(996)

Realization of deferred tax assets is based, in part, on Nielsen’s judgment and various factors including reversal of deferred tax liabilities, Nielsen’s ability to generate future taxable income in jurisdictions where such assets have arisen and potential tax planning strategies. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future.

At December 31, 2016 and 2015 the Company had net operating loss carryforwards of approximately $788 million and $807 million, respectively, which began to expire in 2017. In addition, the Company had tax credit carryforwards of approximately $130 million and $157 million at December 31, 2016 and 2015, respectively, which began to expire in 2017.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $99 million and $124 million at December 31, 2016 and 2015, respectively, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has valuation allowances of $13 million and $20 million at December 31, 2016 and 2015, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008 the Company has determined that as of December 31, 2016 no income taxes are required to be provided for on the approximately $3.0 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated in a tax neutral manner at a future date.

At December 31, 2016 and 2015, the Company had gross uncertain tax positions of $432 million and $461 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2016 and 2015 of $33 million and $34 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that a reduction in a range of $12 million to $20 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes and expirations of statute of limitations in various jurisdictions.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2016	December 31, 2015	December 31, 2014
Balance as of the beginning of period	$461	$452	$475
Additions for current year tax positions	15	24	14
Additions for tax positions of prior years	7	14	12
Reductions for lapses of statute of limitations	(6)	(15)	(12)
Reductions for tax positions of prior years	(45)	(14)	(37)
Balance as of the end of the period	$432	$461	$452

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1998 through 2015.

15. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2016 and 2015, Nielsen had investments in affiliates of $16 million and $13 million, respectively.

Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $2 million and $3 million for the year ended December 31, 2016 and 2015, respectively.

On October 1, 2015, Nielsen acquired an additional 13.5% of NCS, a joint venture between Nielsen and Catalina for $40 million, net of cash acquired. The joint venture was historically accounted for under the equity method of accounting. As part of this transaction we gained control of NCS, as such accounted for it as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $161 million. As a result, during the fourth quarter of 2015, the Company recorded a $158 million gain on the investment in NCS to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2015, NCS was included as a consolidated subsidiary within Nielsen’s consolidated financial statements.

16. Commitments and Contingencies

Leases and Other Contractual Arrangements

In February 2013, the Company amended its Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, the Company has increased its commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year until calendar year 2020 when the per year commitment is reduced to $75 million, (the “Annual Commitment”). Nielsen met the Minimum Commitment in 2016. TCS’s charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will continue to globally provide the Company with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, measurement sciences, analytics, and financial planning and analytics. As Nielsen orders specific services under the Agreement, the parties will execute Statements of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide the Company with the right to terminate the Agreement or SOWs, as applicable.

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

	For the Years Ending December 31,
(IN MILLIONS)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$85	$69	$53	$35	$26	$73	$341
Other contractual obligations(a)	289	212	153	106	9	6	775
Total	$374	$281	$206	$141	$35	$79	$1,116

(a)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Nielsen generally requires purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Nielsen’s remaining commitments as of December 31, 2016, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments.

Total expenses incurred under operating leases were $79 million, $76 million and $81 million for the years ended December 31, 2016, 2015 and 2014, respectively. Nielsen recognized rental income received under subleases of $8 million, $9 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $15 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 11 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2016, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $6 million and $7 million at December 31, 2016 and 2015, respectively.

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

17. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into two reporting segments: what consumers buy, consisting principally of market research information and analytical services, and what consumers watch and listen to, consisting principally of television, radio, online and mobile audience and advertising measurement services and corresponding analytics.

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

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Revenues
Buy	$3,322	$3,345	$3,523
Watch	2,987	2,827	2,765
Total	$6,309	$6,172	$6,288

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Business segment income/(loss)(1)
Buy	$623	$624	$658
Watch	1,352	1,269	1,214
Corporate and eliminations	(37)	(35)	(35)
Total	$1,938	$1,858	$1,837

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Depreciation and amortization
Buy	$212	$207	$224
Watch	387	363	343
Corporate and eliminations	4	4	6
Total	$603	$574	$573

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Restructuring charges
Buy	$61	$32	$64
Watch	18	14	14
Corporate and eliminations	26	5	11
Total	$105	$51	$89

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Stock-based compensation expense
Buy	$16	$15	$14
Watch	10	8	10
Corporate and eliminations	25	25	23
Total	$51	$48	$47

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Other items(2)
Buy	$3	$1	$(2)
Watch	2	4	11
Corporate and eliminations	31	87	30
Total	$36	$92	$39

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Operating income/(loss)
Buy	$331	$369	$358
Watch	935	880	836
Corporate and eliminations	(123)	(156)	(105)
Total	$1,143	$1,093	$1,089

(IN MILLIONS)	December 31, 2016	December 31, 2015
Total assets
Buy	$6,697	$6,537
Watch	8,905	8,650
Corporate and eliminations	128	116
Total	$15,730	$15,303

(1)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.
(2)

For the year ended December 31, 2016, other items primarily consist of business optimization costs.  For the year ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for a vested cash out of certain U.S. pension plan participants, and business optimization costs.

	Year ended December 31,
(IN MILLIONS)	2016	2015	2014
Capital expenditures
Buy	$196	$159	$206
Watch	227	244	198
Corporate and eliminations	10	5	8
Total	$433	$408	$412

Geographic Segment Information

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2016
United States	$3,626	$738	$10,573
North and South America, excluding the United States	605	180	902
United Kingdom	198	(22)	215
Other Europe, Middle East & Africa	1,089	127	1,032
Asia Pacific	791	120	330
Total	$6,309	$1,143	$13,052

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2015
United States	$3,606	$761	$10,683
North and South America, excluding the United States	567	131	944
United Kingdom	226	(6)	240
Other Europe, Middle East & Africa	1,030	120	843
Asia Pacific	743	87	335
Total	$6,172	$1,093	$13,045

		Operating
		Income/
(IN MILLIONS)	Revenues(1)	(Loss)
2014
United States	$3,415	$700
North and South America, excluding the United States	670	161
United Kingdom	217	(25)
Other Europe, Middle East & Africa	1,215	160
Asia Pacific	771	93
Total	$6,288	$1,089

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

18. Additional Financial Information

Accounts payable and other current liabilities

	December 31,	December 31,
(IN MILLIONS)	2016	2015
Trade payables	$238	$216
Personnel costs	248	276
Current portion of restructuring liabilities	67	29
Data and professional services	192	214
Interest payable	51	48
Other current liabilities(1)	216	230
Total accounts payable and other current liabilities	$1,012	$1,013

(1)	Other includes multiple items, none of which is individually significant.

19. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of December 31, 2016 and 2015 and consolidating statements of operations and cash flows for the periods ended December 31, 2016, 2015 and 2014. During the three months ended September 30, 2015, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted prior periods to reflect the current year structure.

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

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,571	$2,738	$—	$6,309
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,318	1,289	—	2,607
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	969	880	—	1,851
Depreciation and amortization	—	—	487	116	—	603
Restructuring charges	—	—	69	36	—	105
Operating (loss)/income	(2)	—	728	417	—	1,143
Interest income	—	869	38	5	(908)	4
Interest expense	(3)	(310)	(889)	(39)	908	(333)
Foreign currency exchange transaction gains/(losses), net	—	—	2	(8)	—	(6)
Other (expense)/income net	—	(7)	156	(141)	—	8
(Loss)/income from continuing operations before income taxes and equity in net (loss)/income of affiliates	(5)	552	35	234	—	816
Provision for income taxes	—	(135)	(115)	(59)	—	(309)
Equity in net income of subsidiaries	507	272	588	—	(1,367)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	502	689	507	176	(1,367)	507
Less net income attributable to noncontrolling interests	—	—	—	5	—	5
Net income attributable to controlling interest	502	689	507	171	(1,367)	502
Total other comprehensive loss	(152)	(141)	(152)	(184)	472	(157)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Total other comprehensive loss attributable to controlling interests	(152)	(141)	(152)	(179)	472	(152)
Total comprehensive income/(loss)	$350	$548	$355	$(8)	$(895)	$350

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,585	$2,587	$—	$6,172
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,279	1,260	—	2,539
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	1,048	863	—	1,915
Depreciation and amortization	—	—	465	109	—	574
Restructuring charges	—	—	32	19	—	51
Operating (loss)/income	(4)	—	761	336	—	1,093
Interest income	—	864	37	5	(902)	4
Interest expense	—	(291)	(881)	(41)	902	(311)
Foreign currency exchange transaction losses, net	—	—	(10)	(21)	—	(31)
Other income/(expense), net	—	—	252	(46)	—	206
(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(4)	573	159	233	—	961
Provision for income taxes	(1)	(127)	(175)	(80)	—	(383)
Equity in net income of subsidiaries	575	297	593	—	(1,465)	—
Equity in net loss of affiliates	—	—	(2)	(1)	—	(3)
Net income	570	743	575	152	(1,465)	575
Less: net income attributable to noncontrolling interests	—	—	—	5	—	5
Net income attributable to controlling interests	570	743	575	147	(1,465)	570
Total other comprehensive loss	(282)	(280)	(282)	(282)	836	(290)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(8)	—	(8)
Total other comprehensive loss attributable to controlling interests	(282)	(280)	(282)	(274)	836	(282)
Total comprehensive income/(loss)	288	463	293	(130)	(629)	285
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income/(loss) attributable to controlling interests	$288	$463	$293	$(127)	$(629)	$288

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,414	$2,874	$—	$6,288
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,269	1,351	—	2,620
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	955	958	—	1,917
Depreciation and amortization	—	—	448	125	—	573
Restructuring charges	—	—	43	46	—	89
Operating (loss)/income	(4)	—	699	394	—	1,089
Interest income	—	856	44	8	(905)	3
Interest expense	—	(283)	(874)	(48)	905	(300)
Foreign currency exchange transaction losses, net	—	—	(2)	(69)	—	(71)
Other income/(expense), net	—	553	4	(8)	(649)	(100)
(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(4)	1,126	(129)	277	(649)	621
Benefit/(provision) for income taxes	7	(94)	(98)	(51)	—	(236)
Equity in net income/(loss) of subsidiaries	381	(521)	611	—	(471)	—
Equity in net loss of affiliates	—	—	(3)	(1)	—	(4)
Net income	384	511	381	225	(1,120)	381
Less: net loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to controlling interests	384	511	381	228	(1,120)	384
Total other comprehensive (loss)/income	(390)	805	(390)	(490)	68	(397)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Total other comprehensive (loss)/income attributable to controlling interests	(390)	805	(390)	(483)	68	(390)
Total comprehensive (loss)/income	(6)	1,316	(9)	(265)	(1,052)	(16)
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(10)	—	(10)
Total comprehensive (loss)/income attributable to controlling interests	$(6)	$1,316	$(9)	$(255)	$(1,052)	$(6)

Nielsen Holdings plc

Consolidated Balance Sheet

December 31, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$5	$1	$219	$529	$—	$754
Trade and other receivables, net	2	—	478	691	—	1,171
Prepaid expenses and other current assets	—	—	185	112	—	297
Intercompany receivables	—	862	312	167	(1,341)	—
Total current assets	7	863	1,194	1,499	(1,341)	2,222
Non-current assets
Property, plant and equipment, net	—	—	307	164	—	471
Goodwill	—	—	5,728	2,117	—	7,845
Other intangible assets, net	—	—	4,248	488	—	4,736
Deferred tax assets	2	—	(1)	126	—	127
Other non-current assets	—	3	245	81	—	329
Equity investment in subsidiaries	4,117	—	4,222	—	(8,339)	—
Intercompany loans	25	11,533	3,332	150	(15,040)	—
Total assets	$4,151	$12,399	$19,275	$4,625	$(24,720)	$15,730
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$52	$479	$481	$—	$1,012
Deferred revenues	—	—	172	125	—	297
Income tax liabilities	—	2	36	59	—	97
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	145	35	8	—	188
Intercompany payables	47	2	988	304	(1,341)	—
Total current liabilities	47	201	1,710	977	(1,341)	1,594
Non-current liabilities
Long-term debt and capital lease obligations	—	7,611	106	21	—	7,738
Deferred tax liabilities	—	71	1,027	77	—	1,175
Intercompany loans	—	2,985	11,708	347	(15,040)	—
Other non-current liabilities	2	4	609	315	—	930
Total liabilities	49	10,872	15,160	1,737	(16,381)	11,437
Total stockholders’ equity	4,102	1,527	4,117	2,695	(8,339)	4,102
Noncontrolling interests	—	—	(2)	193	—	191
Total equity	4,102	1,527	4,115	2,888	(8,339)	4,293
Total liabilities and equity	$4,151	$12,399	$19,275	$4,625	$(24,720)	$15,730

Nielsen Holdings plc

Consolidated Balance Sheet

December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$7	$349	$—	$357
Trade and other receivables, net	3	—	550	682	—	1,235
Prepaid expenses and other current assets	—	—	195	121	—	316
Intercompany receivables	—	595	224	178	(997)	—
Total current assets	4	595	976	1,330	(997)	1,908
Non-current assets	—
Property, plant and equipment, net	—	—	324	166	—	490
Goodwill	—	—	5,774	2,009	—	7,783
Other intangible assets, net	—	—	4,314	458	—	4,772
Deferred tax assets	1	—	51	26	—	78
Other non-current assets	—	—	175	97	—	272
Equity investment in subsidiaries	4,793	1,441	3,696	—	(9,930)	—
Intercompany receivables	—	10,763	3,692	158	(14,613)	—
Total assets	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$1	$48	$450	$514	$—	$1,013
Deferred revenues	—	—	182	140	—	322
Income tax liabilities	—	—	—	42	—	42
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	114	195	1	—	310
Intercompany payables	21	3	753	220	(997)	—
Total current liabilities	22	165	1,580	917	(997)	1,687
Non-current liabilities
Long-term debt and capital lease obligations	—	6,911	102	15	—	7,028
Deferred tax liabilities	—	74	977	23	—	1,074
Intercompany loans	341	2,985	10,921	366	(14,613)	—
Other non-current liabilities	2	6	629	250	—	887
Total liabilities	365	10,141	14,209	1,571	(15,610)	10,676
Total stockholders’ equity	4,433	2,658	4,793	2,479	(9,930)	4,433
Noncontrolling interests	—	—	—	194	—	194
Total equity	4,433	2,658	4,793	2,673	(9,930)	4,627
Total liabilities and equity	$4,798	$12,799	$19,002	$4,244	$(25,540)	$15,303

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(5)	$278	$674	$349	$1,296
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(245)	(40)	(285)
Proceeds from the sale of subsidiaries and affiliates	—	—	36	(2)	34
Additions to property, plant and equipment and other assets	—	—	(53)	(56)	(109)
Additions to intangible assets	—	—	(273)	(51)	(324)
Proceeds from the sale of property, plant and equipment and other assets	—	—	31	11	42
Other investing activities	—	—	(1)	1	—
Net cash used in investing activities	—	—	(505)	(137)	(642)
Financing activities:
Net payments under revolving credit facility	—	—	(164)	—	(164)
Repayments of debt	—	(1,765)	—	—	(1,765)
Proceeds from the issuance of debt, net of issuance costs	—	2,502	—	—	2,502
Increase in short term borrowings	—	—	—	4	4
Cash dividends paid to stockholders	(434)	—	—	—	(434)
Repurchase of common stock	(418)	—	—	—	(418)
Activity under stock plans	103	—	(22)	—	81
Other financing activities	758	(1,014)	226	(24)	(54)
Net cash provided by/(used in) financing activities	9	(277)	40	(20)	(248)
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	(12)	(9)
Net increase in cash and cash equivalents	4	1	212	180	397
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$5	$1	$219	$529	$754

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$—	$255	$667	$287	$1,209
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(246)	—	(246)
Proceeds from sale of subsidiaries and affiliates, net	—	—	30	—	30
Additions to property, plant and equipment and other assets	—	—	(82)	(52)	(134)
Additions to intangible assets	—	—	(237)	(37)	(274)
Proceeds from the sale of property, plant and equipment	—	—	—	7	7
Other investing activities	—	—	36	—	36
Net cash used in investing activities	—	—	(499)	(82)	(581)
Financing activities:
Net borrowings under revolving credit facility	—	—	(116)	—	(116)
Proceeds from issuances of debt, net of issuance costs	—	746	—	—	746
Repayments of debt	—	(98)	—	—	(98)
Cash dividends paid to stockholders	(408)	—	—	—	(408)
Repurchase of common stock	(667)	—	—	—	(667)
Proceeds from exercise of stock options	79	—	(7)	—	72
Other financing activities	948	(904)	16	(81)	(21)
Net cash used in financing activities	(48)	(256)	(107)	(81)	(492)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(49)	(52)
Net (decrease)/increase in cash and cash equivalents	(48)	(1)	58	75	84
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$1	$—	$7	$349	$357

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(4)	$523	$373	$201	$1,093
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(201)	(113)	(314)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	(6)	(6)
Additions to property, plant and equipment and other assets	—	—	(109)	(54)	(163)
Additions to intangible assets	—	—	(222)	(27)	(249)
Other investing activities	—	—	(1)	1	—
Net cash used in investing activities	—	—	(533)	(199)	(732)
Financing activities:
Net borrowings under revolving credit facility	—	—	280	—	280
Proceeds from issuances of debt, net of issuance costs	—	4,544	—	—	4,544
Repayments of debt	—	(4,597)	—	(1)	(4,598)
Cash dividends paid to stockholders	(356)	—	—	—	(356)
Repurchase of common stock	(466)				(466)
Proceeds from exercise of stock options	112	—	(6)	(3)	103
Other financing activities	751	(469)	(370)	(4)	(92)
Net cash provided by/(used in) financing activities	41	(522)	(96)	(8)	(585)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(67)	(67)
Net increase/(decrease) in cash and cash equivalents	37	1	(256)	(73)	(291)
Cash and cash equivalents at beginning of period	12	—	205	347	564
Cash and cash equivalents at end of period	$49	$1	$(51)	$274	$273

20. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2016
Revenues	$1,487	$1,596	$1,570	$1,656
Operating income	$224	$282	$296	$341
Income from continuing operations before income taxes and equity in net income of affiliates	$145	$196	$214	$261
Net income attributable to Nielsen stockholders	$100	$113	$130	$159
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.28	$0.31	$0.36	$0.44
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.27	$0.31	$0.36	$0.44

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2015
Revenues	$1,458	$1,559	$1,531	$1,624
Operating income	$199	$286	$298	$310
Income from continuing operations before income taxes and equity in net income of affiliates	$101	$202	$225	$433
Net income attributable to Nielsen stockholders	$63	$114	$142	$251
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.17	$0.31	$0.39	$0.69
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.17	$0.31	$0.38	$0.68

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings plc

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Selling, general and administrative expenses	$2	$4	$4
Operating loss	(2)	(4)	(4)
Interest expense	(3)	—	—
Loss from continuing operations before income taxes and equity in net income of subsidiaries	(5)	(4)	(4)
(Provision)/benefit for income taxes	—	(1)	7
Equity in net income of subsidiaries	507	575	381
Net income	$502	$570	$384

Nielsen Holdings plc

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2016	2015
Assets:
Current assets
Cash and cash equivalents	$5	$1
Amounts receivable from subsidiary	2	3
Total current assets	7	4
Investment in subsidiaries	4,117	4,793
Loans outstanding from subsidiary	25	—
Other non-current assets	2	1
Total assets	$4,151	$4,798
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	—	1
Intercompany payables	47	21
Total current liabilities	47	22
Loans outstanding from subsidiary	—	341
Other non-current liabilities	2	2
Total liabilities	49	365
Total equity	4,102	4,433
Total liabilities and equity	$4,151	$4,798

Nielsen Holdings plc

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2016	2015	2014
Net cash used in operating activities	$(5)	$—	$(4)
Financing Activities:
Cash dividends paid to stockholders	(434)	(408)	(356)
Repurchase of common stock	(418)	(667)	(466)
Activity under stock plans	103	79	112
Other financing activities	758	948	751
Net cash provided/(used in) by financing activities	9	(48)	41
Net increase/(decrease) in cash and cash equivalents	4	(48)	37
Cash and cash equivalents, beginning of period	1	49	12
Cash and cash equivalents, end of period	$5	$1	$49

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

3. Related Party Transactions

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. On December 31, 2016, the Company had a $25 million loan receivable from subsidiaries associated with financing transactions. On December 31, 2015, the Company had a $362 million liability to subsidiaries associated with financing transactions.

4. Common Stock and Related Transactions

On January 31, 2013, the Company’s board of directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends paid for the years ended December 31, 2015 and 2016, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 5, 2015	March 19, 2015	$0.25
April 20, 2015	June 4, 2015	June 18, 2015	$0.28
July 23, 2015	August 27, 2015	September 10, 2015	$0.28
October 29, 2015	November 24, 2015	December 8, 2015	$0.28
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31

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

As of December 31, 2016, there have been 33,837,526 shares of our common stock purchased at an average price of $46.16 per share (total consideration of approximately $1,562 million) under this program.

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2015	25,762,411	$44.43	25,762,411	$855,495,985
2016 Activity
January 1- 31	628,054	45.62	628,054	$826,841,315
February 1- 28	687,473	$47.41	687,473	$794,246,197
March 1- 31	429,617	$51.48	429,617	$772,128,085
April 1-30	1,368,352	$52.91	1,368,352	$699,730,694
May 1-31	1,320,614	$52.23	1,320,614	$630,761,673
June 1-30	1,478,685	$53.84	1,478,685	$551,145,264
July 1-31	1,286,936	$53.66	1,286,936	$482,094,449
August 1-31	224,800	$53.61	224,800	$470,042,455
September 1-30	183,968	$53.01	183,968	$460,290,434
October 1-31	139,937	$51.73	139,937	$453,051,573
November 1-30	326,679	$46.17	326,679	$437,970,016
December 1-31	—	$—	—	$437,970,016
Total	33,837,526	$46.16	33,837,526

Subsequent Events

In January 2017, Nielsen completed the issuance of $500 million aggregated principal amount of 5.00% Senior Notes due 2025 at par with cash proceeds of approximately $495 million, net of fees and expenses.

On February 16, 2017, the Board declared a cash dividend of $0.31 per share on the Company’s common stock.  The dividend is payable on March 16, 2017 to stockholders of record at the close of business on March 2, 2017.

In February 2017, Nielsen completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total cash purchase price of $560 million (the “Acquisition”). Nielsen acquired the data and technology that underpins the programming guides and personalized user experience for major video, music, audio and sports content. The acquisition extends Nielsen’s footprint with major clients by including Gracenote’s global content database which spans across platforms including multichannel video programming distributors (MVPDs), smart televisions, streaming music services, connected devices, media players and in-car infotainment systems. Gracenote will consolidate into Nielsen’s Watch segment.

The Acquisition will be accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The Company is in the process of preparing the initial accounting of the transaction and expects to establish a preliminary purchase price allocation by the end of the first quarter of 2017.

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2016, 2015 and 2014

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2014	$39	$4	$(11)	$(3)	$29
For the year ended December 31, 2015	$29	$6	$(7)	$(2)	$26
For the year ended December 31, 2016	$26	$4	$(4)	$(1)	$25

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2014	$150	$(21)	$16	$2	$147
For the year ended December 31, 2015	$147	$17	$(8)	$(12)	$144
For the year ended December 31, 2016	$144	$(29)	$7	$(10)	$112

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders to be filed with the SEC (the “2017 Proxy Statement”): “Proposal No. 1 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

We plan to disclose, if required by applicable laws, any amendments to, or waivers from, the Code of Conduct applicable to our officers and controller by posting such information on our website at www.nielsen.com/investors rather than by filing a Current Report on Form 8-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2017 Proxy Statement: “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2017 Proxy Statement: “Equity Compensation Plan Information” and “Ownership of Securities”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2017 Proxy Statement: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters”.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2017 Proxy Statement: “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedules listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

The exhibit index attached hereto is incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nielsen Holdings plc
(Registrant)

Date: February 17, 2017	/S/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMERE JACKSON	Chief Financial Officer (Principal Financial Officer)	February 17, 2017
Jamere Jackson

/s/ JEFFREY R. CHARLTON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 17, 2017
Jeffrey R. Charlton

/s/ DWIGHT M. BARNS	Chief Executive Officer (Principal Executive Officer) and Director	February 17, 2017
Dwight M. Barns

/s/ JAMES A. ATTWOOD Jr.	Chairman of the Board	February 17, 2017
James A. Attwood Jr.

/s/ DAVID CALHOUN	Director	February 17, 2017
David Calhoun

/s/ JAMES KILTS	Director	February 17, 2017
James Kilts

/s/ KAREN HOGUET	Director	February 17, 2017
Karen Hoguet

/s/ HARISH MANWANI	Director	February 17, 2017
Harish Manwani

/s/ KATHRYN V. MARINELLO	Director	February 17, 2017
Kathryn V. Marinello

/s/ ROBERT POZEN	Director	February 17, 2017
Robert Pozen

/s/ VIVEK RANADIVÉ	Director	February 17, 2017
Vivek Ranadivé

/s/ DAVID RAWLINSON	Director	February 17, 2017
David Rawlinson

/s/ JAVIER TERUEL	Director	February 17, 2017
Javier Teruel

/s/ LAUREN ZALAZNICK	Director	February 17, 2017
Lauren Zalaznick

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

4.1(a)

Form of Fourth Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings N.V. filed on April 24, 2014 (File No. 001-35042))

4.1(b)

Amendment No. 1, dated as of March 30, 2016, to the Fourth Amended and Restated Credit Agreement dated April 22, 2014 (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings plc filed on March 30, 2016 (File No. 001-35042))

4.1(c)

Amendment No. 2, dated as of October 4, 2016, to the Fourth Amended and Restated Credit Agreement dated April 22, 2014 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on October 11, 2016 (Filed No. 001-35042)).

4.1(d)

Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(e)

Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

4.1(f)

First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546-29))

4.2(a)

Indenture, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 (a) to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012 (File No. 001-35042))

4.2(b)

First Supplemental Indenture, dated as of December 12, 2012, among Vizu Corporation, Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 19, 2013 (File No. 333-189456))

4.2(c)

Second Supplemental Indenture, dated as of June 17, 2013, among G4 Analytics, Inc., Nielsen Finance Co. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1(c) to Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 19, 2013 (File No. 333-189456))

4.2(d)

Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3(d) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(e)

Fourth Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3(e) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.2(f)

Fifth Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3(f) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

Exhibit No.	Description

4.2(g)

Sixth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 29, 2014 (File No. 001-35042))

4.2(h)

Seventh Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and the Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2(h) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.2(i)

Eighth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and the Law Debenture Trust company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.2(j)

Ninth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2(j) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.2(k)

Tenth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q  of Nielsen N.V. filed on July 28, 2015 (File No. 001-35042))

4.2(l)

Eleventh Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 21, 2015 (File No. 001-35042))

4.2(m)

Twelfth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(n)

Thirteenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(o)

Fourteenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(p)*	Fifteenth Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Law Debenture Trust Company of New York, as trustee

4.2(q)*	Sixteenth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Law Debenture Trust Company of New York, as trustee
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

4.3(f)

Fifth Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(f) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(g)

Sixth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.3(h)

Seventh Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(h) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(i)

Eighth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 28, 2015 (File No. 001-35042))

4.3(j)

Ninth Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 21, 2015 (File No. 001-35042))

4.3(k)

Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.3(l)

Eleventh Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.3(m)

Twelfth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.3(n)*	Thirteenth Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee

4.3(o)*	Fourteenth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Deutsche Bank Trust Company Americas, as truste

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

Exhibit No.	Description

4.4(g)

Sixth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 28, 2015 (File No. 001-35042))

4.4(h)

Seventh Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 21, 2015 (File No. 001-35042))

4.4(i)

Eighth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.4(j)

Ninth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.4(k)

Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.4(l)*	Eleventh Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Law Debenture Trust Company of New York, as trustee

4.4(m)*	Twelfth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Law Debenture Trust Company of New York, as trustee

4.5

Indenture, dated as of January 31, 2017, among The Nielsen Company (Luxembourg) S.à r.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc on February 1, 2017 (File No. 001-35042))

10.1**

Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.2**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.3**

Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.3(a)**

Form of Nielsen Holdings plc Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings plc filed on April 20, 2016 (File No. 001-35042))

10.4**

Offer letter to Jamere Jackson, dated February 20, 2014 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 24, 2014 (File No. 001-35042))

10.4(a)** *	Offer letter to Eric Dale, dated July 6, 2015

10.4(b)** *	Offer letter to James Powell, dated June 5, 2015

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

10.7**

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, (File No. 333-142546-29))

10.8**

2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holdings plc and its Subsidiaries (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.9(a)**

Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546-29))

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

10.10(a)**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the Quarterly report on Form 10-Q of The Nielsen Company B.V. filed on April 29, 2010 (File No. 333-142546-29))

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

Amendment Number Four to the Amended and Restated Master Services Agreement dated and made effective as of February 7, 2013, by and between Tata America International Corporation, Tata Consultancy Services Limited and The Nielsen Company (US), LLC. (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 25, 2013 (File No. 001-35042))

10.13**

Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.14**

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.15**

Amended and Restated Nielsen 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.16**

Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.17**	Nielsen Holdings Executive Annual Incentive Plan ((incorporated herein by reference to Annex A to the proxy statement on Form DEF14A of Nielsen N.V. filed on April 14, 2014 (File No. 001-35042))

Exhibit No.	Description

10.18**

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.19(a)**

Form of Nielsen Holdings N.V. Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on April 24, 2014 (File No. 001-35042))

10.19(b)**	Form of Nielsen N.V. Performance Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on April 22, 2015 (File No. 001-35042))

10.20**

Form of Nielsen Holdings N.V. Performance Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on April 24, 2014 (File No. 001-35042))

10.21**	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.22**	Form of Letter of Appointment (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.23**

The Nielsen Company 401(k) Savings Plan (amended and restated on December 29, 2015) (incorporated herein by reference to Exhibit 4.2 to the registration statement on Form S-8/A of Nielsen Holdings plc filed on June 29, 2016 (File No. 333-176940))

10.24**

Nielsen Holdings plc 2016 Employee Share Purchase Plan (incorporated herein by reference to Annex A to the proxy statement on Schedule 14A of Nielsen Holdings plc filed on April 29, 2016 (File No. 001-35042))

21.1*	Nielsen Holdings plc Active Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.
**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
†	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.