Form 10-Q
period 2017-03-31
Nielsen Holdings plc
filed 2017-04-25
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 357,302,215 shares of the registrant’s Common Stock outstanding as of March 31, 2017.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2017	2016
Revenues	$1,526	$1,487
Cost of revenues, exclusive of depreciation and amortization shown separately below	661	641
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	471	465
Depreciation and amortization	155	147
Restructuring charges	32	10
Operating income	207	224
Interest income	1	1
Interest expense	(90)	(79)
Foreign currency exchange transaction losses, net	(2)	(1)
Income from continuing operations before income taxes	116	145
Provision for income taxes	(43)	(44)
Net income	73	101
Net income attributable to noncontrolling interests	2	1
Net income attributable to Nielsen stockholders	$71	$100
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.20	$0.28
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.20	$0.27
Weighted-average shares of common stock outstanding, basic	357,399,749	361,580,670
Dilutive shares of common stock	1,655,219	3,620,469
Weighted-average shares of common stock outstanding, diluted	359,054,968	365,201,139
Dividends declared per common share	$0.31	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2017	2016
Net income	$73	$101
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	75	91
Changes in the fair value of cash flow hedges (2)	2	(7)
Defined benefit pension plan adjustments (3)	3	7
Total other comprehensive income	80	91
Total comprehensive income	153	192
Less: comprehensive income attributable to noncontrolling interests	5	2
Total comprehensive income attributable to Nielsen stockholders	$148	$190

(1)	Net of tax of $2 million and $6 million for the three months ended March 31, 2017 and 2016, respectively
(2)	Net of tax of $(1) million and $1 million for the three months ended March 31, 2017 and 2016, respectively
(3)	Net of tax of $(1) million and $1 million for the three months ended March 31, 2017 and 2016, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2017	2016
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$451	$754
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $28 and $25 as of March 31, 2017 and December 31, 2016, respectively	1,287	1,171
Prepaid expenses and other current assets	363	297
Total current assets	2,101	2,222
Non-current assets
Property, plant and equipment, net	464	471
Goodwill	8,212	7,845
Other intangible assets, net	5,086	4,736
Deferred tax assets	133	127
Other non-current assets	336	329
Total assets	$16,332	$15,730
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$933	$1,012
Deferred revenues	364	297
Income tax liabilities	102	97
Current portion of long-term debt, capital lease obligations and short-term borrowings	236	188
Total current liabilities	1,635	1,594
Non-current liabilities
Long-term debt and capital lease obligations	8,180	7,738
Deferred tax liabilities	1,272	1,175
Other non-current liabilities	928	930
Total liabilities	12,015	11,437
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 357,395,024 and 357,745,953 shares issued and 357,302,215 and 357,465,614 shares outstanding at March 31, 2017 and December 31, 2016, respectively	32	32
Additional paid-in capital	4,809	4,825
Retained earnings	416	456
Accumulated other comprehensive loss, net of income taxes	(1,134)	(1,211)
Total Nielsen stockholders’ equity	4,123	4,102
Noncontrolling interests	194	191
Total equity	4,317	4,293
Total liabilities and equity	$16,332	$15,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2017	2016
Operating Activities
Net income	$73	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	15	13
Currency exchange rate differences on financial transactions and other losses	2	1
Depreciation and amortization	155	147
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(53)	3
Prepaid expenses and other assets	(65)	(45)
Accounts payable and other current liabilities and deferred revenues	(133)	(191)
Other non-current liabilities	(1)	(7)
Interest payable	56	50
Income taxes	(9)	15
Net cash provided by operating activities	40	87
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(572)	(47)
Additions to property, plant and equipment and other assets	(17)	(28)
Additions to intangible assets	(97)	(81)
Net cash used in investing activities	(686)	(156)
Financing Activities
Net payments under revolving credit facility	—	(164)
Proceeds from issuances of debt, net of issuance costs	495	496
Repayment of debt	(6)	(25)
Decrease in other short-term borrowings	(5)	—
Cash dividends paid to stockholders	(111)	(101)
Repurchase of common stock	(42)	(83)
Proceeds from exercise of stock options	11	18
Proceeds from employee stock purchase plan	2	—
Capital leases	(12)	(8)
Other financing activities	(3)	(3)
Net cash provided by financing activities	329	130
Effect of exchange-rate changes on cash and cash equivalents	14	14
Net (decrease)/increase in cash and cash equivalents	(303)	75
Cash and cash equivalents at beginning of period	754	357
Cash and cash equivalents at end of period	$451	$432
Supplemental Cash Flow Information
Cash paid for income taxes	$(52)	$(29)
Cash paid for interest, net of amounts capitalized	$(34)	$(29)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2017 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 4,581,215 and 1,609,503 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, as such shares would have been anti-dilutive.

2. Summary of Recent Accounting Pronouncements

Intangibles- Goodwill and Other

In January 2017, the FASB issued an Accounting Standards Update (“ASU”), “Intangibles—Goodwill and Other” to simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Nielsen elected to early adopt this ASU effective January 1, 2017. There was no impact on the Company’s condensed consolidated financial statements.

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard is effective for annual periods beginning after December 15, 2017.

In 2014, the Company established a cross-functional implementation team consisting of representatives from across all of its business segments. Management utilized a bottoms-up approach to analyze the impact of the standard on our contract portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, management identified, and are in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure under the new standard. Based on management’s preliminary assessment, it believes the most significant impact the adoption of the new standard will have on its condensed consolidated financial statements are the required financial statement disclosures. The Company is continuing to assess the impact this ASU will have on recent acquisitions as well as which transition method it will use to adopt this ASU.

3. Business Acquisitions

Gracenote

On February 1, 2017, Nielsen completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total purchase price of $582 million.  Nielsen acquired the data and technology that underpins the programming guides and personnel user experience for major video, music, audio and sports content. This acquisition expands Nielsen’s footprint with major clients including Gracenote’s global content database which spans across platforms including multichannel video programing distributors (MVPD’s), smart television, streaming music services, connected devices, media players and in-car infotainment systems.

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of Nielsen’s condensed consolidated financial statements. For the three months ended March, 31, 2017, the Company’s condensed consolidated statement of operations includes $34 million of revenues related to the Gracenote acquisition.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	55
Property and equipment	12
Goodwill	311
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(20)
Deferred tax liabilities	(110)
Other long-term liabilities	(7)
Total	$582

As of the acquisition date, the expected fair value of accounts receivable approximated historical cost. The gross contractual receivable was $37 million, of which $1 million was deemed uncollectible.  The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are provisional and subject to adjustment primarily based upon additional information the Company is in process of obtaining.

The provisional allocation of the purchase price to goodwill and identified intangible assets was $311 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to Nielsen’s Watch segment.  As of March 31, 2017, $24 million of goodwill is expected to be deductible for income tax purposes.

Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)
Description	Amount	Useful Life
Customer-related intangibles	$109	10 - 15 years
Content database	168	12 – 16 years
Trade names and trademarks	7	5 years
Computer software	57	7-8 years
Total	$341

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Gracenote.

The Company incurred acquisition-related expenses of $4 million for the three months ended March 31, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Gracenote for the three months ended March 31, 2017, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended March, 31
(IN MILLIONS)	2017	2016
Revenues	$1,544	$1,539
Income from continuing operations	$72	$97

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the three months ended March 31, 2017, excluding Gracenote, Nielsen paid cash consideration of $8 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2017, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2016, Nielsen paid cash consideration of $47 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2017.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2016	$2,696	$5,149	$7,845
Acquisitions, divestitures and other adjustments	2	314	316
Effect of foreign currency translation	44	7	51
Balance, March 31, 2017	$2,742	$5,370	$8,212

At March 31, 2017, $71 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2017	2016	2017	2016
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	147	140	(91)	(88)
Customer-related intangibles	3,150	3,035	(1,350)	(1,312)
Covenants-not-to-compete	39	39	(36)	(36)
Content databases(1)	168	—	(2)	—
Computer software	2,392	2,223	(1,320)	(1,258)
Patents and other	172	173	(104)	(101)
Total	$6,068	$5,610	$(2,903)	$(2,795)
(1)

The content databases were acquired as part of the Gracenote acquisition on February 1, 2017. These databases represent metadata used in Gracenote’s Video, Music/Auto and Sports product offerings that is not easily replicated due to its quantity and the relationships needed to acquire the data. The estimated remaining useful life of these content databases is 12 to 16 years.

Amortization expense associated with the above intangible assets was $111 million and $101 million for the three months ended March 31, 2017 and 2016, respectively. These amounts included amortization expense associated with computer software of $62 million and $53 million for the three months ended March 31, 2017 and 2016, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2017 and 2016.

	Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)
Other comprehensive income before reclassifications	75	1	—	76
Amounts reclassified from accumulated other comprehensive income	—	1	3	4
Net current period other comprehensive income	75	2	3	80
Net current period other comprehensive income attributable to noncontrolling interest	3	—	—	3
Net current period other comprehensive income attributable to Nielsen stockholders	72	2	3	77
Balance March 31, 2017	$(784)	$1	$(351)	$(1,134)

	Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive income/(loss) before reclassifications	91	(8)	4	87
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	3	4
Net current period other comprehensive income/(loss)	91	(7)	7	91
Net current period other comprehensive income attributable to noncontrolling interest	1	—	—	1
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	90	(7)	7	90
Balance March 31, 2016	$(677)	$(10)	$(282)	$(969)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2017 and 2016, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2017	March 31, 2016	Statement of Operations
Cash flow hedges
Interest rate contracts	$2	$1	Interest expense
	1	—	Benefit for income taxes
	$1	$1	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$5	(a)
	1	2	Benefit for income taxes
	$3	$3	Total, net of tax
Total reclassification for the period	$4	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2016	$73
Charges	32
Payments	(20)
Effect of foreign currency translation and reclassification adjustments	1
Balance at March 31, 2017	$86

Nielsen recorded $32 million and $10 million in restructuring charges for the three months ended March 31, 2017 and 2016, respectively, primarily relating to severance costs.

Of the $86 million in remaining liabilities for restructuring actions at March 31, 2017, $78 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2017.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31,
(IN MILLIONS)	2017	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	4	—	4	—
Total	$38	$34	$4	—
Liabilities:
Interest rate swap arrangements (3)	$2	—	$2	—
Deferred compensation liabilities (4)	32	32	—	—
Total	$34	$32	$2	—

	December 31,
	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	3	—	3	—
Total	$37	$34	3	—
Liabilities:
Interest rate swap arrangements (3)	$5	—	$5	—
Deferred compensation liabilities (4)	32	32	—	—
Total	$37	$32	$5	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2017, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the quarters ended March 31, 2017 and 2016, Nielsen recorded a net gain of $1 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016 the notional amount of the outstanding foreign currency derivative financial instruments were $81 million and $77 million, respectively.

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

In February 2017, the Company entered into $250 million in aggregate notional amount of a three-year forward interest rate swap agreement with a starting date of July 10, 2017. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.73%. This derivative has been designated as an interest rate cash flow hedge.

In March 2017, the Company entered into $250 million in aggregate notional amount of a five-year forward interest rate swap agreement with a starting date of July 10, 2017. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 2.00%. This derivative has been designated as an interest rate cash flow hedge.

As of March 31, 2017 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2017	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2018	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	US Dollar

Nielsen expects to recognize approximately $3 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
Derivatives Designated as Hedging				Accounts Payable	Other
Instruments	Other Non- Current	Other Non-Current	Other Non-Current	and Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$4	$2	$3	$1	$4

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2017 and 2016 was as follows:

Amount of Loss
	Amount of Gain/( Loss)			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2017	2016		2017	2016
Interest rate swaps	$2	$(10)	Interest expense	$2	$1

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2017.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2017.

Annual maturities of Nielsen’s long-term debt are as follows:

	March 31, 2017			December 31, 2016
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,080 million Senior secured term loan (LIBOR based variable rate of 2.85%) due 2019		1,769	1,785		1,768	1,785
$1,900 million Senior secured term loan (LIBOR based variable rate of 3.35%) due 2023		1,887	1,901		1,892	1,922
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.11%) due 2021		403	404		399	402
Total senior secured credit facilities (with weighted-average interest rate)	3.13%	4,059	4,090	2.95%	4,059	4,109
$800 million 4.50% senior debenture loan due 2020		794	814		794	813
$625 million 5.50% senior debenture loan due 2021		619	649		618	649
$2,300 million 5.00% senior debenture loan due 2022		2,286	2,347		2,285	2,340
$500 million 5.00% senior debenture loan due 2025		495	497		-	-
Total debenture loans (with weighted-average interest rate)	5.22%	4,194	4,307	5.22%	3,697	3,802
Other loans		6	6		7	7
Total long-term debt	4.20%	8,259	8,403	4.04%	7,763	7,918
Capital lease and other financing obligations		157			158
Bank overdrafts		-			5
Total debt and other financing arrangements		8,416			7,926
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		236			188
Non-current portion of long-term debt and capital lease and other financing obligations		$8,180			$7,738

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2017 to December 31, 2017	$139
2018	277
2019	1,396
2020	814
2021	1,025
2022	2,322
Thereafter	2,286
$8,259

In January 2017, Nielsen issued $500 million aggregate principal amount of 5.0% Senior Notes due 2025 at par, with cash proceeds of approximately $495 million, net of fees and expenses.

Subsequent Event:

In April 2017, Nielsen entered into a third amendment to Nielsen’s Fourth Amended and Restated Credit Agreement, providing for a new class of Class B-4 Term Loans in an aggregate principal amount of $2,250,000,000, the proceeds of which were used to replace or refinance the entire outstanding principal of existing Class B-3 Term Loans and a portion of existing Class A Term Loans.

The Class B-4 Term Loans will mature in full on October 4, 2023, and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Class B-4 Term Loans, with the balance payable on October 4, 2023.

The Class B-4 Term Loans bear interest equal to, at the election of Nielsen a base rate or LIBOR rate, plus (ii) an applicable margin, which is equal to 2.00% (in the case of LIBOR loans) or 1.00% (in the case of base rate loans).

The Amended Credit Agreement contains the same affirmative and negative covenants as those of the Existing Credit Agreement.

9. Stockholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2017
Actual number of shares of common stock outstanding
Beginning of period	357,465,614
Shares of common stock issued through compensation plans	578,922
Employee benefit trust activity	187,530
Repurchases of common stock	(929,851)
End of period	357,302,215

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2016 and the three months ended March 31, 2017.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31

On April 24, 2017, the Company’s Board of Directors declared a cash dividend of $0.34 per share on our common stock. The dividend is payable on June 16, 2017 to stockholders of record at the close of business on June 2, 2017.

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

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted by Nielsen’s shareholders.

As of March 31, 2017, there were 34,767,377 shares of our common stock purchased at an average price of $46.14 per share (total consideration of approximately $1,604 million) under this program.

The activity for the three months ended March 31, 2017 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2017 Activity
January 1- 31	—	—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
Total	34,767,377	$46.14	34,767,377

10. Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 37% and 30%, respectively. The tax rate for the three months ended March 31, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended March 31, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies.  The principal reasons for the increase in the first quarter effective tax rate in 2017 when compared to 2016 was due to a decrease in the amount of share-based compensation excess tax benefit and the decrease of releases of certain tax contingencies due to statute of limitation expirations and audit settlements.

The estimated liability for unrecognized tax benefits as of December 31, 2017 is $437 million and was $432 million as of December 31, 2016. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2017
Revenues	$757	$769	—	$1,526
Depreciation and amortization	$50	$104	$1	$155
Restructuring charges	$20	$7	$5	$32
Stock-based compensation expense	$4	$4	$7	$15
Other items(1)	$—	$—	$13	$13
Operating income/(loss)	$34	$208	$(35)	$207
Business segment income/(loss)(2)	$108	$323	$(9)	$422
Total assets as of March 31, 2017	$6,639	$9,734	$(41)	$16,332

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2016
Revenues	$793	$694	—	$1,487
Depreciation and amortization	$51	$95	$1	$147
Restructuring charges	$6	$2	$2	$10
Stock-based compensation expense	$4	$3	$6	$13
Other items(1)	$1	$—	$7	$8
Operating income/(loss)	$52	$197	$(25)	$224
Business segment income/(loss)(2)	$114	$297	$(9)	$402
Total assets as of December 31, 2016	$6,697	$8,905	$128	$15,730

(1)	Other items primarily consist of transaction related costs and business optimization costs for the three months ended March 31, 2017 and 2016.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of March 31, 2017 and December 31, 2016 and consolidating statements of operations and cash flows for the periods ended March 31, 2017 and 2016.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2017

(IN MILLIONS)	Parent	Issuers	Guarantor	Non Guarantor	Elimination	Consolidated
Revenues	$—	$—	$861	$665	$—	$1,526
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	339	322	—	661
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	254	216	—	471
Depreciation and amortization	—	—	125	30	—	155
Restructuring charges	—	—	15	17	—	32
Operating (loss)/income	(1)	—	128	80	—	207
Interest income	—	217	9	1	(226)	1
Interest expense	—	(85)	(222)	(9)	226	(90)
Foreign currency exchange transaction losses, net	—	—	(1)	(1)	—	(2)
Other (expense)/income, net	—	—	(18)	18	—	—
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(1)	132	(104)	89	—	116
(Provision)/benefit for income taxes	—	(46)	44	(41)	—	(43)
Equity in net income of subsidiaries	72	243	132	—	(447)	—
Net income	71	329	72	48	(447)	73
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	71	329	72	46	(447)	71
Total other comprehensive income	77	83	77	78	(235)	80
Total other comprehensive income attributable to noncontrolling interests	—	—	—	3	—	3
Total other comprehensive income attributable to controlling interests	77	83	77	75	(235)	77
Total comprehensive income	148	412	149	126	(682)	153
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income attributable to controlling interest	$148	$412	$149	$121	$(682)	$148

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$871	$616	$—	$1,487
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	331	310	—	641
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	259	206	—	465
Depreciation and amortization	—	—	119	28	—	147
Restructuring charges	—	—	5	5	—	10
Operating income	—	—	157	67	—	224
Interest income	—	210	9	1	(219)	1
Interest expense	(1)	(74)	(214)	(9)	219	(79)
Foreign currency exchange transaction losses, net	—	—	(1)	—	—	(1)
Other (expense)/income, net	—	(1)	8	(7)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	135	(41)	52	—	145
(Provision)/benefit for income taxes	—	(47)	28	(25)	—	(44)
Equity in net income/(loss) of subsidiaries	101	(10)	114	—	(205)	—
Net income	100	78	101	27	(205)	101
Less: Net income attributable to noncontrolling interests	—	—	—	1	—	1
Net income attributable to controlling interests	100	78	101	26	(205)	100
Total other comprehensive income	90	114	90	92	(295)	91
Total other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive income attributable to controlling interests	90	114	90	91	(295)	90
Total comprehensive income	190	192	191	119	(500)	192
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income attributable to controlling interest	$190	$192	$191	$117	$(500)	$190

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

March 31, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$9	$18	$(41)	$465	$—	$451
Trade and other receivables, net	—	—	567	720	—	1,287
Prepaid expenses and other current assets	—	—	238	125	—	363
Intercompany receivables	1	1,001	297	102	(1,401)	—
Total current assets	10	1,019	1,061	1,412	(1,401)	2,101
Non-current assets
Property, plant and equipment, net	—	—	302	162	—	464
Goodwill	—	—	6,027	2,185	—	8,212
Other intangible assets, net	—	—	4,572	514	—	5,086
Deferred tax assets	2	3	—	128	—	133
Other non-current assets	—	4	250	82	—	336
Equity investment in subsidiaries	4,088	—	3,901	—	(7,989)	—
Intercompany loans	25	11,533	3,339	153	(15,050)	—
Total assets	$4,125	$12,559	$19,452	$4,636	$(24,440)	$16,332
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$102	$395	$436	$—	$933
Deferred revenues	—	—	221	143	—	364
Income tax liabilities	—	2	20	80	—	102
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	198	34	4	—	236
Intercompany payables	—	2	1,159	240	(1,401)	—
Total current liabilities	—	304	1,829	903	(1,401)	1,635
Non-current liabilities						—
Long-term debt and capital lease obligations	—	8,055	105	20	—	8,180
Deferred tax liabilities	—	71	1,109	92	—	1,272
Intercompany loans	—	2,985	11,712	353	(15,050)	—
Other non-current liabilities	2	2	609	315	—	928
Total liabilities	2	11,417	15,364	1,683	(16,451)	12,015
Total stockholders’ equity	4,123	1,142	4,088	2,759	(7,989)	4,123
Noncontrolling interests	—	—	—	194	—	194
Total equity	4,123	1,142	4,088	2,953	(7,989)	4,317
Total liabilities and equity	$4,125	$12,559	$19,452	$4,636	$(24,440)	$16,332

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

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

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(46)	$39	$52	$(5)	$40
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(559)	(13)	(572)
Additions to property, plant and equipment and other assets	—	—	(13)	(4)	(17)
Additions to intangible assets	—	—	(83)	(14)	(97)
Net cash used in investing activities	—	—	(655)	(31)	(686)
Financing activities:
Repayments of debt	—	(6)	—	—	(6)
Proceeds from the issuance of debt, net of issuance costs	—	495	—	—	495
Decrease in other short-term borrowings	—	—	—	(5)	(5)
Cash dividends paid to stockholders	(111)	—	—	—	(111)
Repurchase of common stock	(42)	—	—	—	(42)
Activity under stock plans	15	—	(4)	—	11
Proceeds from employee stock purchase plan	2	—	—	—	2
Capital leases	—	—	(12)	—	(12)
Settlement of intercompany and other financing activities	186	(511)	359	(37)	(3)
Net cash provided by/(used in) financing activities	50	(22)	343	(42)	329
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	14	14
Net increase/(decrease) in cash and cash equivalents	4	17	(260)	(64)	(303)
Cash and cash equivalents at beginning of period	5	1	219	529	754
Cash and cash equivalents at end of period	$9	$18	$(41)	$465	$451

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(2)	$60	$36	$(7)	$87
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(37)	(10)	(47)
Additions to property, plant and equipment and other assets	—	—	(20)	(8)	(28)
Additions to intangible assets	—	—	(72)	(9)	(81)
Net cash used in investing activities	—	—	(129)	(27)	(156)
Financing activities:
Net repayments under revolving credit facility	—	—	(164)	—	(164)
Repayments of debt	—	(25)	—	—	(25)
Proceeds from the issuance of debt, net of issuance costs	—	496	—	—	496
Cash dividends paid to stockholders	(101)	—	—	—	(101)
Repurchase of common stock	(83)	—	—	—	(83)
Activity under stock plans	32	—	(14)	—	18
Capital leases	—	—	—	(8)	(8)
Other financing activities	159	(513)	352	(1)	(3)
Net cash provided by/(used in) financing activities	7	(42)	174	(9)	130
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	14	14
Net increase/(decrease) in cash and cash equivalents	5	18	81	(29)	75
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$6	$18	$88	$320	$432

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2016 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 17, 2017, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2016 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

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

We believe that important measures of our results of operations include revenue, operating income and Adjusted EBITDA (defined below). Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on geographic market and service offering expansion to drive revenue growth, and improving operating efficiencies including effective resource utilization, information technology leverage and overhead cost management.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Gracenote

On February 1, 2017, we completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total purchase price of $582 million.  We acquired the data and technology that underpins the programming guides and personnel user experience for major video, music, audio and sports content. This acquisition expands our footprint with major clients including Gracenote’s global content database which spans across platforms including multichannel video programing distributors (MVPD’s), smart television, streaming music services, connected devices, media players and in-car infotainment systems.

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of our condensed consolidated financial statements. For the three months ended March, 31, 2017, our condensed consolidated statement of operations includes $34 million of revenues related to the Gracenote acquisition.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	55
Property and equipment	12
Goodwill	311
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(20)
Deferred tax liabilities	(110)
Other long-term liabilities	(7)
Total	$582

As of the acquisition date, the expected fair value of accounts receivable approximated historical cost. The gross contractual receivable was $37 million, of which $1 million was deemed uncollectible.  The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are provisional and subject to adjustment primarily based upon additional information we are in the process of obtaining.

The provisional allocation of the purchase price to goodwill and identified intangible assets was $311 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to our Watch segment. As of March 31, 2017, $24 million of goodwill is expected to be deductible for income tax purposes.

Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)
Description	Amount	Useful Life
Customer-related intangibles	$109	10 - 15 years
Content database	168	12 – 16 years
Trade names and trademarks	7	5 years
Computer software	57	7-8 years
Total	$341

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Gracenote.

We incurred acquisition-related expenses of $4 million for the three months ended March 31, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Gracenote for the three months ended March 31, 2017, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended March, 31
(IN MILLIONS)	2017	2016
Revenues	$1,544	$1,539
Income from continuing operations	$72	$97

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the three months ended March 31, 2017, excluding Gracenote, we paid cash consideration of $8 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2017, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2017	2016
U.S. Dollar	60%	61%
Euro	10%	10%
Other Currencies	30%	29%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.07 to €1.00 and $1.10 to €1.00 for the three months ended March 31, 2017 and 2016, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2017	2016
Revenues	$1,526	$1,487
Cost of revenues, exclusive of depreciation and amortization shown separately below	661	641
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	471	465
Depreciation and amortization	155	147
Restructuring charges	32	10
Operating income	207	224
Interest income	1	1
Interest expense	(90)	(79)
Foreign currency exchange transaction losses, net	(2)	(1)
Income from continuing operations before income taxes	116	145
Provision for income taxes	(43)	(44)
Net income	73	101
Net income attributable to noncontrolling interests	2	1
Net income attributable to Nielsen stockholders	$71	$100

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items considered outside the ordinary course of our continuing operations specifically described below.

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

Other items: To measure operating performance we exclude certain expenses and gains that arise outside the ordinary course of our continuing operations. Such costs primarily include legal settlements, acquisition-related expenses, business optimization costs and other transactional costs. We believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(IN MILLIONS)	2017	2016
Net income attributable to Nielsen stockholders	$71	$100
Interest expense, net	89	78
Provision for income taxes	43	44
Depreciation and amortization	155	147
EBITDA	358	369
Other non-operating expense, net	4	2
Restructuring charges	32	10
Stock-based compensation expense	15	13
Other items(a)	13	8
Adjusted EBITDA	$422	$402

(a)	For the three months ended March 31, 2017 and 2016, other items primarily consist of transaction related costs and business optimization costs.

Consolidated Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

Revenues increased 2.6% to $1,526 million for the three months ended March 31, 2017 from $1,487 million for the three months ended March 31, 2016, or 3.2% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the Gracenote acquisition, revenues increased 0.3% (0.9% on a constant currency basis). Revenues within our Buy segment decreased 4.5% (3.7% on a constant currency basis). Revenues within our Watch segment increased 10.8% (11.1% on a constant currency basis). Revenues within our Watch segment excluding the Gracenote acquisition increased 5.9% (6.2% on a constant currency basis).  Refer to the “Business Segment Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.1% to $661 million for the three months ended March 31, 2017 from $641 million for the three months ended March 31, 2016, or an increase of 3.9% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 1.9%, or 0.8% on a constant currency basis.  Excluding a 1.1% favorable impact of changes in foreign currency exchange rates, the decrease in cost of revenues for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was due to the sale of the Claritas business in December 2016.

Costs within our Watch segment increased 9.5%, or 10.0% on a constant currency basis.  Excluding a 0.5% favorable impact of changes in foreign currency exchange rates, cost of revenues increased primarily due to the impact of the Gracenote acquisition and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 1.3% to $471 million for the three months ended March 31, 2017 from $465 million for the three months ended March 31, 2016, or an increase of 2.4% on a constant currency basis, excluding a 1.1% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 7.7%, or 6.5% on a constant currency basis.  Excluding a 1.2% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to productivity initiatives and the sale of the Claritas business in December 2016.

Costs within our Watch segment increased 18.1%, or 19.0% on a constant currency basis. Excluding a 0.9% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased primarily due to the impact of the Gracenote acquisition and investments in product development initiatives.

Corporate costs increased by approximately $6 million due primarily to higher transaction related costs for the three months ended March 31, 2017.

Depreciation and Amortization

Depreciation and amortization expense was $155 million for the three months ended March 31, 2017 as compared to $147 million for the three months ended March 31, 2016. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired as part of the Gracenote acquisition on February 1, 2017.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $54 million for the three months ended March 31, 2017 from $52 million for the three months ended March 31, 2016.

Restructuring Charges

We recorded $32 million and $10 million in restructuring charges primarily relating to employee severance costs associated with productivity initiatives for the three months ended March 31, 2017 and 2016, respectively.

Operating Income

Operating income for the three months ended March 31, 2017 was $207 million as compared to $224 million for the three months ended March 31, 2016. Operating income within our Buy segment was $34 million for the three months ended March 31, 2017 as compared to $52 million for the three months ended March 31, 2016. Operating income within our Watch segment was $208 million for the three months ended March 31, 2017 as compared to $197 million for the three months ended March 31, 2016. Corporate operating expenses were $35 million for the three months ended March 31, 2017 as compared to $25 million for the three months ended March 31, 2016. Refer to the “Business Segment Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016” section for further discussion of our operating income.

Interest Expense

Interest expense was $90 million for the three months ended March 31, 2017 as compared to $79 million for the three months ended March 31, 2016. This increase is primarily due to higher average debt balances including the incurrence of an additional $500 million 5.00% Senior Notes in January 2017 and higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.07 to €1.00 for the three months ended March 31, 2017 as compared to $1.10 to €1.00 for the three months ended March 31, 2016.

We realized net losses of $2 million for the three months ended March 31, 2017, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 37% and 30%, respectively. The tax rate for the three months ended March 31, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended March 31, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies.  The principal reasons for the increase in the first quarter effective tax rate in the first quarter of 2017 when compared to the first quarter of 2016 was due to a decrease in the amount of share-based compensation excess tax benefit and the decrease of releases of certain tax contingencies due to statute of limitation expirations and audit settlements.

The estimated liability for unrecognized tax benefits as of December 31, 2017 is $437 million and was $432 million as of December 31, 2016. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 5.0% to $422 million for the three months ended March 31, 2017 from $402 million for the three months ended March 31, 2016, or 4.7% on a constant currency basis, excluding a 0.3% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% Variance 2017 vs. 2016 Reported	Three Months Ended March 31, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Emerging Markets	$267	243	9.9%	243	9.9%
Developed Markets	471	515	(8.5)%	508	(7.3)%
Core Buy	738	758	(2.6)%	751	(1.7)%
Corporate	19	35	(45.7)%	35	(45.7)%
Buy Segment	$757	$793	(4.5)%	$786	(3.7)%

Marketing Effectiveness	$65	58	12.1%	57	14.0%
Audio	120	120	0.0%	120	0.0%
Audience Measurement (Video and Text)	535	$472	13.3%	$472	13.3%
Core Watch	720	650	10.8%	649	10.9%
Corporate/Other Watch	49	44	11.4%	43	14.0%
Watch Segment	769	694	10.8%	692	11.1%
Total Core (Buy/Watch)	1,458	1,408	3.6%	1,400	4.1%
Total	$1,526	$1,487	2.6%	$1,478	3.2%

Buy Segment Revenues

Revenues decreased 4.5% to $757 million for the three months ended March 31, 2017 from $793 million for the three months ended March 31, 2016, or 3.7% on a constant currency basis, excluding a 0.8% unfavorable impact of changes in foreign currency exchange rates.

Revenues from emerging markets increased 9.9% on a reported and constant currency basis to $267 million. Revenue growth was driven by our global footprint, coverage expansion and broad product offerings which continue to position us well with both local and multinational clients.  For the three months ended March 31, 2017, these investments drove double-digit growth in South East Asia and Eastern Europe along with high single-digit growth in Latin America and China.

Revenues from developed markets decreased 8.5% to $471 million, or 7.3% on a constant currency basis. Excluding a 1.2% unfavorable impact of changes in foreign currency exchange rates, revenues decreased as a result of softness in our U.S. market partially offset low single digit growth in the remaining developed markets.

Revenues from Corporate Buy decreased 45.7% to $19 million on a reported and constant currency basis due to to the sale of the Claritas business in December 2016. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 10.8% to $769 million for the three months ended March 31, 2017 from $694 million for the three months ended March 31, 2016 or an increase of 11.1% on a constant currency basis. Excluding the Gracenote acquisition, revenues increased 5.9% (6.2% on a constant currency basis). Excluding a 0.3% unfavorable impact of changes in foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 13.3% on a reported and constant currency basis. Excluding the Gracenote acquisition, Audience Measurement of Video and Text revenues increased 6.1% on a reported and constant currency basis due to our ongoing investments and continued client adoption of our Total Audience Measurement initiative. Audio revenues were flat for the quarter. Our Marketing Effectiveness revenue grew 12.1% (14.0% on a constant currency basis), due to our investments in our product portfolio and client’s growing demand for our advertising ROI and precision targeting tools. Corporate/Other Watch revenues increased by 11.4% (14.0% on a constant currency basis) due to the timing of data sales during the first quarter of 2017. Our Core Watch revenue grew 10.8%, or 10.9% on a constant currency basis. Excluding the Gracenote acquisition, our Core Watch revenue grew 5.5%, (5.7% on a constant currency basis).

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2017 and 2016, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED MARCH 31, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$34	$20	$50	$4	$—	$108
Watch	208	7	104	4	—	323
Corporate and Eliminations	(35)	5	1	7	13	(9)
Total Nielsen	$207	$32	$155	$15	$13	$422

THREE MONTHS ENDED MARCH 31, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$52	$6	$51	$4	$1	$114
Watch	197	2	95	3	—	297
Corporate and Eliminations	(25)	2	1	6	7	(9)
Total Nielsen	$224	$10	$147	$13	$8	$402

(1)	For the three months ended March 31, 2017 and 2016, other items primarily consist of transaction related costs and business optimization costs.

(IN MILLIONS)	Three Months Ended March 31, 2017 Reported	Three Months Ended March 31, 2016 Reported	% Variance 2017 vs. 2016 Reported	Three Months Ended March 31, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$108	$114	(5.3)%	$115	(6.1)%
Watch	323	297	8.8%	297	8.8%
Corporate and Eliminations	(9)	(9)	NM	(9)	NM
Total Nielsen	$422	$402	5.0%	$403	4.7%

Buy Segment Profitability

Operating income was $34 million for the three months ended March 31, 2017 as compared to $52 million for the three months ended March 31, 2016. The decrease was primarily due to the revenue performance discussed above and increases in restructuring charges for the three months ended March 31, 2017. Non-GAAP business segment income decreased 6.1% on a constant currency basis.

Watch Segment Profitability

Operating income was $208 million for the three months ended March 31, 2017 as compared to $197 million for the three months ended March 31, 2016. The increase was driven primarily by the revenue performance discussed above partially offset by an increase in depreciation and amortization expense and restructuring charges for the three months ended March 31, 2017. Non-GAAP business segment income increased 8.8% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $35 million for the three months ended March 31, 2017 as compared to $25 million for the three months ended March 31, 2016 due primarily to higher business optimization costs and restructuring charges for the three months ended March 31, 2017.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $40 million during the three months ended March 31, 2017 as compared to $87 million for the three months ended March 31, 2016, a decrease of $47 million due to a decline in net income, higher tax and interest payments and the timing of vendor and client payments. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2017 and 2016:

(IN MILLIONS)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net cash from operating activities	$40	$87
Cash and cash equivalents	$451	$432
Availability under Revolving credit facility	$569	$568

Of the $451 million in cash and cash equivalents, approximately $436 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Weighted average interest rate	4.20%	4.05%
Cash paid for interest, net of amounts capitalized (in millions)	$34	$29

In January 2017, we issued $500 million aggregate principal amount of 5.0% Senior Notes due 2025 at par, with cash proceeds of approximately $495 million, net of fees and expenses.

Subsequent Event:

In April 2017, we entered into a third amendment to our Fourth Amended and Restated Credit Agreement, providing for a new class of Class B-4 Term Loans in an aggregate principal amount of $2,250,000,000, the proceeds of which were used to replace or refinance the entire outstanding principal of existing Class B-3 Term Loans and a portion of existing Class A Term Loans.

The Class B-4 Term Loans will mature in full on October 4, 2023, and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Class B-4 Term Loans, with the balance payable on October 4, 2023.

The Class B-4 Term Loans bear interest equal to, at the election of us a base rate or LIBOR rate, plus (ii) an applicable margin, which is equal to 2.00% (in the case of LIBOR loans) or 1.00% (in the case of base rate loans).

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of March 31, 2017, we were in full compliance with the financial covenant described above.

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

As of March 31, 2017 and 2016, we had zero borrowings outstanding and had outstanding letters of credit of $6 million and $7 million, respectively. As of March 31, 2017, we had $569 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2016 and the three months ended March 31, 2017.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 23, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31

On April 24, 2017, our Board of Directors declared a cash dividend of $0.34 per share on our common stock. The dividend is payable on June 16, 2017 to stockholders of record at the close of business on June 2, 2017.

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

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted by Nielsen’s shareholders.

As of March 31, 2017, there were 34,767,377 shares of our common stock purchased at an average price of $46.14 per share (total consideration of approximately $1,604 million) under this program.

The activity for the three months ended March 31, 2017 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2017 Activity
January 1- 31	—	—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
Total	34,767,377	$46.14	34,767,377

Cash Flows

Operating activities. Net cash provided by operating activities was $40 million for the three months ended March 31, 2017, as compared to $87 million for the three months ended March 31, 2016. This decrease was due to a decline in net income, higher tax and interest payments and the timing of vendor and client payments. Our key collections performance measure, days billing outstanding (DBO), increased by 2 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $686 million for the three months ended March 31, 2017, as compared to $156 million for the three months ended March 31, 2016. The primary driver for the increase was higher acquisition payments during the three months ended March 31, 2017 as compared to the same period for 2016.

Financing activities. Net cash provided by financing activities was $329 million for the three months ended March 31, 2017 as compared to $130 million for the three months ended March 31, 2016. The increase in net cash provided by financing activities was primarily due to the increase in net proceeds from debt issuances and repayments, lower net repayments of the revolving credit facility and lower share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the three months ended March 31, 2017 as compared to the same period of 2016.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $114 million for the three months ended March 31, 2017 as compared to $109 million for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

Intangibles- Goodwill and Other

In January 2017, the FASB issued an Accounting Standards Update (“ASU”), “Intangibles—Goodwill and Other”. The FASB issued guidance to simplify the accounting for goodwill impairment. The guidance eliminates the requirement to determine the implied fair value of goodwill to measure the impairment of goodwill.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Early adoption is permitted for any impairment tests performed after January 1, 2017 and we have early adopted this ASU. We elected to early adopt this ASU effective January 1, 2017. There was no impact on our condensed consolidated financial statements.

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard is effective for annual periods beginning after December 15, 2017.

In 2014, we established a cross-functional implementation team consisting of representatives from across all of its business segments. Management utilized a bottoms-up approach to analyze the impact of the standard on our contract portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, management identified, and are in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure under the new standard. Based on management’s preliminary assessment, it believes the most significant impact the adoption of the new standard will have on its condensed consolidated financial statements are the required financial statement disclosures. We are continuing to assess the impact this ASU will have on recent acquisitions as well as which transition method we will use to adopt this ASU.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 40% of our revenues and 42% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2017. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

During the quarters ended March 31, 2017 and 2016, we recorded a net gain of $1 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of March 31, 2017 and December 31, 2016, the notional amount of outstanding foreign currency derivative financial instruments were $81 million and $77 million, respectively.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2017:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	10%	30%
Operating costs	58%	10%	32%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2017, we had $4,059 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $30 million ($41 million without giving effect to any of our interest rate swaps).

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

We are not exposed to material equity price risk.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock for the three months ended March 31, 2017.

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

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted by Nielsen’s shareholders.

For the three months ended March 31, 2017, there were 929,851 shares of our common stock purchased at an average price of $45.24 per share (total consideration of approximately $42,066 million) under this program.

The activity during the three months ended March 31, 2017 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1-31	—	$—	—	$437,970,016
February 1-28	564,623	$45.30	564,623	$412,392,848
March 1-31	365,228	$45.15	365,228	$395,903,537
Total	929,851	$45.24	929,851

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings plc (Registrant)

Date: April 25, 2017	/s/ Jeffrey R. Charlton
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

4.1

Amendment Agreement, dated as of April 13, 2017, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and certain of the lenders (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on April 17, 2017 (File No. 001-35042))

4.2(a)*	Seventeenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc., Nielsen Finance Co. and Delaware Trust Company, as trustee

4.2(b)*	Eighteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC , Nielsen Finance Co. and Delaware Trust Company, as trustee

4.2(c)*	Nineteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC, Nielsen Finance Co. and Delaware Trust Company, as trustee

4.3(a)*	Fifteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc. and Deutsche Bank Trust Company Americas, as trustee

4.3(b)*	Sixteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC and Deutsche Bank Trust Company Americas, as trustee

4.3(c)*	Seventeenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee

4.4(a)*	Thirteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc., Nielsen Finance Co. and Delaware Trust Company, as trustee

4.4(b)*	Fourteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC, Nielsen Finance Co. and Delaware Trust Company, as trustee

4.4(c)*	Fifteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Media Services, LLC, Nielsen Finance Co. and Delaware Trust Company, as trustee

4.5(a)*	First Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc. and Deutsche Bank Trust Company Americas, as trustee

4.5(b)*	Second Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC and Deutsche Bank Trust Company Americas, as trustee

4.5(c)*	Third Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets at March 31, 2017 (Unaudited) and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith