Form 10-Q
period 2017-06-30
Nielsen Holdings plc
filed 2017-07-27
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 356,577,411 shares of the registrant’s Common Stock outstanding as of June 30, 2017.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2017	2016	2017	2016
Revenues	$1,644	$1,596	$3,170	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	678	654	1,339	1,295
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	471	474	942	939
Depreciation and amortization	162	152	317	299
Restructuring charges	9	34	41	44
Operating income	324	282	531	506
Interest income	1	1	2	2
Interest expense	(92)	(83)	(182)	(162)
Foreign currency exchange transaction losses, net	(7)	(4)	(9)	(5)
Other expense, net	(2)	—	(2)	—
Income from continuing operations before income taxes	224	196	340	341
Provision for income taxes	(91)	(82)	(134)	(126)
Net income	133	114	206	215
Net income attributable to noncontrolling interests	2	1	4	2
Net income attributable to Nielsen stockholders	$131	$113	$202	$213
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.37	$0.31	$0.57	$0.59
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.37	$0.31	$0.56	$0.58
Weighted-average shares of common stock outstanding, basic	356,829,766	359,264,465	357,113,183	360,422,568
Dilutive shares of common stock	1,255,301	3,952,412	1,455,260	3,786,441
Weighted-average shares of common stock outstanding, diluted	358,085,067	363,216,877	358,568,443	364,209,009
Dividends declared per common share	$0.34	$0.31	$0.65	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30, 2016
(IN MILLIONS)	2017	2016	2017	2016
Net income	$133	$114	$206	$215
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	83	(41)	158	50
Changes in the fair value of cash flow hedges (2)	(1)	(3)	1	(10)
Defined benefit pension plan adjustments (3)	3	—	6	7
Total other comprehensive income/(loss)	85	(44)	165	47
Total comprehensive income	218	70	371	262
Less: comprehensive income/(loss) attributable to noncontrolling interests	4	(1)	9	1
Total comprehensive income attributable to Nielsen stockholders	$214	$71	$362	$261

(1)	Net of tax of $12 million and $(3) million for the three months ended June 30, 2017 and 2016, respectively, and $14 million and $3 million for the six months ended June 30, 2017 and 2016, respectively
(2)	Net of tax of $2 million and $1 million for the three months ended June 30, 2017 and 2016, respectively, and zero and $2 million for the six months ended June 30, 2017 and 2016, respectively
(3)	Net of tax of $(1) million and zero for the three months ended June 30, 2017 and 2016, respectively, and $(2) million and $2 million for the six months ended June 30, 2017 and 2016, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2017	2016
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$510	$754
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $24 and $25 as of June 30, 2017 and December 31, 2016, respectively	1,367	1,171
Prepaid expenses and other current assets	340	297
Total current assets	2,217	2,222
Non-current assets
Property, plant and equipment, net	454	471
Goodwill	8,291	7,845
Other intangible assets, net	5,058	4,736
Deferred tax assets	133	127
Other non-current assets	341	329
Total assets	$16,494	$15,730
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$925	$1,012
Deferred revenues	352	297
Income tax liabilities	135	97
Current portion of long-term debt, capital lease obligations and short-term borrowings	163	188
Total current liabilities	1,575	1,594
Non-current liabilities
Long-term debt and capital lease obligations	8,360	7,738
Deferred tax liabilities	1,245	1,175
Other non-current liabilities	923	930
Total liabilities	12,103	11,437
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 356,647,958 and 357,745,953 shares issued and 356,577,411 and 357,465,614 shares outstanding at June 30, 2017 and December 31, 2016, respectively	32	32
Additional paid-in capital	4,784	4,825
Retained earnings	426	456
Accumulated other comprehensive loss, net of income taxes	(1,051)	(1,211)
Total Nielsen stockholders’ equity	4,191	4,102
Noncontrolling interests	200	191
Total equity	4,391	4,293
Total liabilities and equity	$16,494	$15,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2017	2016
Operating Activities
Net income	$206	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	27	26
Currency exchange rate differences on financial transactions and other (gains)/losses	(17)	6
Equity in net income of affiliates, net of dividends received	2	2
Depreciation and amortization	317	299
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(119)	(63)
Prepaid expenses and other assets	(41)	(44)
Accounts payable and other current liabilities and deferred revenues	(134)	(200)
Other non-current liabilities	(5)	(7)
Interest payable	18	5
Income taxes	12	58
Net cash provided by operating activities	266	297
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(581)	(252)
Additions to property, plant and equipment and other assets	(31)	(55)
Additions to intangible assets	(175)	(166)
Proceeds from the sale of property, plant and equipment and other assets	28	—
Other investing activities	(1)	1
Net cash used in investing activities	(760)	(472)
Financing Activities
Net borrowings under revolving credit facility	101	221
Proceeds from issuances of debt, net of issuance costs	2,745	496
Repayment of debt	(2,282)	(56)
Decrease in other short-term borrowings	(5)	—
Cash dividends paid to stockholders	(232)	(212)
Repurchase of common stock	(84)	(304)
Proceeds from exercise of stock options	16	29
Proceeds from employee stock purchase plan	3	—
Capital leases	(31)	(18)
Other financing activities	(8)	(5)
Net cash provided by financing activities	223	151
Effect of exchange-rate changes on cash and cash equivalents	27	13
Net decrease in cash and cash equivalents	(244)	(11)
Cash and cash equivalents at beginning of period	754	357
Cash and cash equivalents at end of period	$510	$346
Supplemental Cash Flow Information
Cash paid for income taxes	$(122)	$(68)
Cash paid for interest, net of amounts capitalized	$(164)	$(157)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2017 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 4,326,766 and 1,448,913 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively, as such shares would have been anti-dilutive.

The effect of 4,453,991 and 1,529,208 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2017 and 2016, respectively, as such shares would have been anti-dilutive.

2. Summary of Recent Accounting Pronouncements

Intangibles- Goodwill and Other

In January 2017, the FASB issued an Accounting Standards Update (“ASU”), “Intangibles—Goodwill and Other” to simplify the subsequent measurement of goodwill. The update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Nielsen elected to early adopt this ASU effective January 1, 2017. There was no impact on the Company’s condensed consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an ASU, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets”, which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. It requires the application of certain recognition and measurement principles in ASC 606 when derecognizing nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

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

Compensation- Stock Compensation

In May 2017, the FASB issued an Accounting Standards Update (“ASU”), Compensation- Stock Compensation (Topic 718), “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Nielsen does not expect the adoption of this ASU to have a material impact on the Company’s condensed consolidated financial statements.

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

3. Business Acquisitions

Gracenote

On February 1, 2017, Nielsen completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total purchase price of $585 million.  Nielsen acquired the data and technology that underpins the programming guides and personnel user experience for major video, music, audio and sports content. This acquisition expands Nielsen’s footprint with major clients including Gracenote’s global content database which spans across platforms including multichannel video programing distributors (MVPD’s), smart television, streaming music services, connected devices, media players and in-car infotainment systems.

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of Nielsen’s condensed consolidated financial statements. For the six months ended June 30, 2017, the Company’s condensed consolidated statement of operations includes $89 million of revenues related to the Gracenote acquisition.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	55
Property and equipment	12
Goodwill	314
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(20)
Deferred tax liabilities	(110)
Other long-term liabilities	(7)
Total	$585

As of the acquisition date, the fair value of accounts receivable approximated historical cost. The gross contractual receivable was $37 million, of which $1 million was deemed uncollectible.  The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are provisional and subject to adjustment primarily based upon additional information the Company is in process of obtaining.

The provisional allocation of the purchase price to goodwill and identified intangible assets was $314 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to Nielsen’s Watch segment.  As of June 30, 2017, $23 million of goodwill is expected to be deductible for income tax purposes.

Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)
Description	Amount	Useful Life
Customer-related intangibles	$109	10 - 15 years
Content database	168	12 - 16 years
Trade names and trademarks	7	5 years
Computer software	57	7-8 years
Total	$341

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Gracenote.

The Company incurred acquisition-related expenses of $6 million for the six months ended June 30, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Gracenote for the three and six months ended June 30, 2017, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2017	2016	2017	2016
Revenues	$1,644	$1,642	$3,188	$3,181
Income from continuing operations	$134	$106	$206	$203

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the six months ended June 30, 2017, excluding Gracenote, Nielsen paid cash consideration of $15 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2017, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2016, Nielsen paid cash consideration of $252 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2016	$2,696	$5,149	$7,845
Acquisitions, divestitures and other adjustments	2	317	319
Effect of foreign currency translation	106	21	127
Balance, June 30, 2017	$2,804	$5,487	$8,291

At June 30, 2017, $67 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2017	2016	2017	2016
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	—	—
Amortized intangibles:
Trade names and trademarks	147	140	(95)	(88)
Customer-related intangibles	3,156	3,035	(1,389)	(1,312)
Covenants-not-to-compete	40	39	(37)	(36)
Content databases(1)	168	—	(6)	—
Computer software	2,473	2,223	(1,384)	(1,258)
Patents and other	172	173	(108)	(101)
Total	$6,156	$5,610	$(3,019)	$(2,795)

(1)

The content databases were acquired as part of the Gracenote acquisition on February 1, 2017. These databases represent metadata used in Gracenote’s Video, Music/Auto and Sports product offerings that is not easily replicated due to its quantity and the relationships needed to acquire the data. The estimated remaining useful life of these content databases is 12 to 16 years.

Amortization expense associated with the above intangible assets was $116 million and $109 million for the three months ended June 30, 2017 and 2016, respectively. These amounts included amortization expense associated with computer software of $64 million and $60 million for the three months ended June 30, 2017 and 2016, respectively.

Amortization expense associated with the above intangible assets was $227 million and $210 million for the six months ended June 30, 2017 and 2016, respectively. These amounts included amortization expense associated with computer software of $126 million and $113 million for the six months ended June 30, 2017 and 2016, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2017 and 2016.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)
Other comprehensive income before reclassifications	158	—	(1)	157
Amounts reclassified from accumulated other comprehensive loss	—	1	7	8
Net current period other comprehensive income	158	1	6	165
Net current period other comprehensive income attributable to noncontrolling interest	5	—	—	5
Net current period other comprehensive income attributable to Nielsen stockholders	153	1	6	160
Balance June 30, 2017	$(703)	$—	$(348)	$(1,051)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive income/(loss) before reclassifications	50	(12)	1	39
Amounts reclassified from accumulated other comprehensive loss	—	2	6	8
Net current period other comprehensive income/(loss)	50	(10)	7	47
Net current period other comprehensive loss attributable to noncontrolling interest	(1)	—	—	(1)
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	51	(10)	7	48
Balance June 30, 2016	$(716)	$(13)	$(282)	$(1,011)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2017 and 2016, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2017	June 30, 2016	Statement of Operations
Cash flow hedges
Interest rate contracts	$—	$2	Interest expense
	—	1	Benefit for income taxes
	$—	$1	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$5	$4	(a)
	1	1	Benefit for income taxes
	$4	$3	Total, net of tax
Total reclassification for the period	$4	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2017 and 2016, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2017	June 30, 2016	Statement of Operations
Cash flow hedges
Interest rate contracts	$2	$3	Interest expense
	1	1	Benefit for income taxes
	$1	$2	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$9	$9	(a)
	2	3	Benefit for income taxes
	$7	$6	Total, net of tax
Total reclassification for the period	$8	$8	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2016	$73
Charges	41
Payments	(44)
Effect of foreign currency translation and reclassification adjustments	2
Balance at June 30, 2017	$72

Nielsen recorded $9 million and $34 million in restructuring charges for the three months ended June 30, 2017 and 2016, respectively, primarily relating to severance costs.

Nielsen recorded $41 million and $44 million in restructuring charges for the six months ended June 30, 2017 and 2016, respectively, primarily relating to severance costs.

Of the $72 million in remaining liabilities for restructuring actions, $66 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2017.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30,
(IN MILLIONS)	2017	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	4	—	4	—
Total	$38	$34	$4	—
Liabilities:
Interest rate swap arrangements (3)	$4	—	$4	—
Deferred compensation liabilities (4)	32	32	—	—
Total	$36	$32	$4	—

	December 31,
	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	3	—	3
Total	$37	$34	3	—
Liabilities:
Interest rate swap arrangements (3)	$5	—	$5	—
Deferred compensation liabilities (4)	32	32	—	—
Total	$37	$32	$5	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2017, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the six months ended June 30, 2017 and 2016, Nielsen recorded a net gain of zero and $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of June 30, 2017 and December 31, 2016 the notional amount of the outstanding foreign currency derivative financial instruments were $63 million and $77 million, respectively.

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

In April 2017, the Company entered into $250 million in aggregate notional amount of a three-year forward interest rate swap agreement with a starting date of July 10, 2017. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.63%. This derivative has been designated as an interest rate cash flow hedge.

As of June 30, 2017, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
Derivatives Designated as Hedging Instruments		Accounts Payable			Accounts Payable	Other
	Other Non- Current	and Other Current	Other Non-Current	Other Non-Current	and Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$4	$1	$3	$3	$1	$4

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2017 and 2016 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2017	2016		2017	2016
Interest rate swaps	$3	$5	Interest expense	$—	$2

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2017 and 2016 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income (Effective	Six Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2017	2016		2017	2016
Interest rate swaps	$1	$15	Interest expense	$2	$3

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

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2017.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2017.

	June 30, 2017			December 31, 2016
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,080 million Senior secured term loan (LIBOR based variable rate of 3.10%) due 2019		1,392	1,398		1,768	1,785
$1,900 million Senior secured term loan (LIBOR based variable rate of 3.15%) due 2023		—	—		1,892	1,922
$2,250 million Senior secured term loan (LIBOR based variable rate of 3.10%) due 2023		2,242	2,252		—	—
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.10%) due 2021		431	433		399	402
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		101	101		—	—
Total senior secured credit facilities (with weighted-average interest rate)	3.12%	4,166	4,184	2.95%	4,059	4,109
$800 million 4.50% senior debenture loan due 2020		794	813		794	813
$625 million 5.50% senior debenture loan due 2021		619	647		618	649
$2,300 million 5.00% senior debenture loan due 2022		2,287	2,384		2,285	2,340
$500 million 5.00% senior debenture loan due 2025		495	516		-	-
Total debenture loans (with weighted-average interest rate)	5.22%	4,195	4,360	5.22%	3,697	3,802
Other loans		1	1		7	7
Total long-term debt	4.18%	8,362	8,545	4.04%	7,763	7,918
Capital lease and other financing obligations		161			158
Bank overdrafts		—			5
Total debt and other financing arrangements		8,523			7,926
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		163			188
Non-current portion of long-term debt and capital lease and other financing obligations		$8,360			$7,738

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2017 to December 31, 2017	$109
2018	28
2019	1,400
2020	818
2021	1,057
2022	2,325
Thereafter	2,625
$8,362

In January 2017, Nielsen issued $500 million aggregate principal amount of 5.00% Senior Notes due 2025 at par, with cash proceeds of approximately $495 million, net of fees and expenses.

In April 2017, Nielsen entered into a third amendment to Nielsen’s Fourth Amended and Restated Credit Agreement (as amended prior to April 2017, the “Existing Credit Agreement,” and as amended in April 2017 by the third amendment, the “Amended Credit Agreement”), providing for a new class of Class B-4 Term Loans in an aggregate principal amount of $2,250,000,000, the proceeds of which were used to replace or refinance the entire outstanding principal of existing Class B-3 Term Loans and a portion of existing Class A Term Loans.

The Class B-4 Term Loans will mature in full on October 4, 2023, and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Class B-4 Term Loans, with the balance payable on October 4, 2023. The Class B-4 Term Loans bear interest equal to, at the election of Nielsen (i) a base rate or LIBOR rate, plus (ii) an applicable margin, which is equal to 2.00% (in the case of LIBOR loans) or 1.00% (in the case of base rate loans).

The Amended Credit Agreement contains the same affirmative and negative covenants as those of the Existing Credit Agreement.

9. Stockholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2017
Actual number of shares of common stock outstanding
Beginning of period	357,465,614
Shares of common stock issued through compensation plans	852,068
Employee benefit trust activity	209,792
Repurchases of common stock	(1,950,063)
End of period	356,577,411

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2016 and the six months ended June 30, 2017.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2016	March 3, 2016	March 17, 2016	$0.28
April 20, 2016	June 2, 2016	June 16, 2016	$0.31
July 23, 2016	August 25, 2016	September 8, 2016	$0.31
October 29, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2016	June 16, 2016	$0.34

On July 20, 2017, the Company’s Board of Directors declared a cash dividend of $0.34 per share on our common stock. The dividend is payable on September 7, 2017 to stockholders of record at the close of business on August 24, 2017.

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

Nielsen’s Board approved a share repurchase program, as included in the below table, for up to $2 billion in the aggregate of our outstanding common stock. The primary purposes of the program are to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

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

As of June 30, 2017, there have been 35,787,589 shares of our common stock purchased at an average price of $45.98 per share (total consideration of approximately $1,646 million) under this program.

The activity for the six months ended June 30, 2017 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2017 Activity
January 1- 31	—	$—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
April 1-30	—	$—	—	$395,903,537
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	$—	—	$354,426,944
Total	35,787,589	$45.98	35,787,589

10. Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 41% and 42%, respectively. The tax rate for the three months ended June 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The effective tax rates for the six months ended June 30, 2017 and 2016 were 39% and 37%, respectively. The tax rate for the six months ended June 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The tax rate for the six months ended June 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies.

The estimated liability for unrecognized income tax benefits as of December 31, 2017 is $437 million and was $432 million as of December 31, 2016. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended June 30, 2017
Revenues	$823	$821	$—	$1,644
Depreciation and amortization	$53	$108	$1	$162
Restructuring charges	$7	$—	$2	$9
Stock-based compensation expense	$3	$3	$6	$12
Other items(1)	$—	$—	$5	$5
Operating income/(loss)	$100	$246	$(22)	$324
Business segment income/(loss)(2)	$163	$357	$(8)	$512
Total assets as of June 30, 2017	$6,849	$9,745	$(100)	$16,494

(IN MILLIONS)
Three Months Ended June 30, 2016
Revenues	$852	$744	$—	$1,596
Depreciation and amortization	$54	$97	$1	$152
Restructuring charges	$21	$3	$10	$34
Stock-based compensation expense	$5	$2	$6	$13
Other items(1)	$1	$2	$6	$9
Operating income/(loss)	$85	$228	$(31)	$282
Business segment income/(loss)(2)	$166	$332	$(8)	$490
Total assets as of December 31, 2016	$6,697	$8,905	$128	$15,730

(IN MILLIONS)	Buy	Watch	Corporate	Total
Six Months Ended June 30, 2017
Revenues	$1,580	$1,590	$—	$3,170
Depreciation and amortization	$103	$212	$2	$317
Restructuring charges	$27	$7	$7	$41
Stock-based compensation expense	$7	$7	$13	$27
Other items (1)	$—	$—	$18	$18
Operating income/(loss)	$134	$454	$(57)	$531
Business segment income/(loss) (2)	$271	$680	$(17)	$934

(IN MILLIONS)
Six Months Ended June 30, 2016
Revenues	$1,645	$1,438	$—	$3,083
Depreciation and amortization	$105	$192	$2	$299
Restructuring charges	$27	$5	$12	$44
Stock-based compensation expense	$9	$5	$12	$26
Other items (1)	$2	$2	$13	$17
Operating income/(loss)	$137	$425	$(56)	$506
Business segment income/(loss) (2)	$280	$629	$(17)	$892

(1)	Other items primarily consist of transaction related costs and business optimization costs for the three and six months ended June 30, 2017 and 2016.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of June 30, 2017 and December 31, 2016 and consolidating statements of operations and cash flows for the periods ended June 30, 2017 and 2016.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$898	$746	$—	$1,644
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	357	321	—	678
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	235	235	—	471
Depreciation and amortization	—	—	133	29	—	162
Restructuring charges	—	—	3	6	—	9
Operating (loss)/income	(1)	—	170	155	—	324
Interest income	1	227	8	2	(237)	1
Interest expense	—	(88)	(231)	(10)	237	(92)
Foreign currency exchange transaction losses, net	—	—	(2)	(5)	—	(7)
Other (expense)/income, net	—	(2)	(4)	4	—	(2)
Income/(loss) from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	137	(59)	146	—	224
(Provision)/benefit for income taxes	—	(48)	13	(56)	—	(91)
Equity in net income of subsidiaries	131	35	178	—	(344)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	131	124	131	91	(344)	133
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	131	124	131	89	(344)	131
Total other comprehensive income	83	88	83	98	(267)	85
Total other comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income attributable to controlling interests	83	88	83	96	(267)	83
Total comprehensive income	214	212	214	189	(611)	218
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income attributable to controlling interest	$214	$212	$214	$185	$(611)	$214

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$913	$683	$—	$1,596
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	332	322	—	654
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	248	224	—	474
Depreciation and amortization	—	—	122	30	—	152
Restructuring charges	—	—	13	21	—	34
Operating (loss)/income	(2)	—	198	86	—	282
Interest income	—	222	10	1	(232)	1
Interest expense	(1)	(77)	(227)	(10)	232	(83)
Foreign currency exchange transaction losses, net	—	—	—	(4)	—	(4)
Other income/(expense), net	—	—	14	(14)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(3)	145	(5)	59	—	196
Provision for income taxes	—	(51)	(2)	(29)	—	(82)
Equity in net income of subsidiaries	116	25	124	—	(265)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	113	119	116	31	(265)	114
Less net income attributable to noncontrolling interests	—	—	—	1	—	1
Net income attributable to controlling interest	113	119	116	30	(265)	113
Total other comprehensive loss	(42)	(48)	(42)	(49)	137	(44)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total other comprehensive loss attributable to controlling interests	(42)	(48)	(42)	(47)	137	(42)
Total comprehensive income/(loss)	71	71	74	(18)	(128)	70
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total comprehensive income/(loss) attributable to controlling interest	$71	$71	$74	$(17)	$(128)	$71

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,759	$1,411	$—	$3,170
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	696	643	—	1,339
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	489	451	—	942
Depreciation and amortization	—	—	258	59	—	317
Restructuring charges	—	—	18	23	—	41
Operating (loss)/income	(2)	—	298	235	—	531
Interest income	1	444	17	3	(463)	2
Interest expense	—	(173)	(453)	(19)	463	(182)
Foreign currency exchange transaction losses, net	—	—	(3)	(6)	—	(9)
Other (expense)/income, net	—	(2)	(22)	22	—	(2)
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	(1)	269	(163)	235	—	340
(Provision)/benefit for income taxes	—	(94)	57	(97)	—	(134)
Equity in net income of subsidiaries	203	278	310	—	(791)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	202	453	203	139	(791)	206
Less net income attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to controlling interest	202	453	203	135	(791)	202
Total other comprehensive income	160	171	160	176	(502)	165
Total other comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total other comprehensive income attributable to controlling interests	160	171	160	171	(502)	160
Total comprehensive income	362	624	363	315	(1,293)	371
Comprehensive income attributable to noncontrolling interests	—	—	—	9	—	9
Total comprehensive income attributable to controlling interest	$362	$624	$363	$306	$(1,293)	$362

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2016

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,784	$1,299	$—	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	663	632	—	1,295
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	507	430	—	939
Depreciation and amortization	—	—	241	58	—	299
Restructuring charges	—	—	18	26	—	44
Operating (loss)/income	(2)	—	355	153	—	506
Interest income	—	432	19	2	(451)	2
Interest expense	(2)	(151)	(441)	(19)	451	(162)
Foreign currency exchange transaction losses, net	—	—	(1)	(4)	—	(5)
Other (expense)/income, net	—	(1)	22	(21)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(4)	280	(46)	111	—	341
(Provision)/benefit for income taxes	—	(98)	26	(54)	—	(126)
Equity in net income of subsidiaries	217	15	238	—	(470)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	213	197	217	58	(470)	215
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	213	197	217	56	(470)	213
Total other comprehensive income	48	66	48	43	(158)	47
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income attributable to controlling interests	48	66	48	44	(158)	48
Total comprehensive income	261	263	265	101	(628)	262
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income attributable to controlling interests	$261	$263	$265	$100	$(628)	$261

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$1	$(5)	$511	$—	$510
Trade and other receivables, net	—	—	587	780	—	1,367
Prepaid expenses and other current assets	—	—	212	128	—	340
Intercompany receivables	1	1,031	301	97	(1,430)	—
Total current assets	4	1,032	1,095	1,516	(1,430)	2,217
Non-current assets
Property, plant and equipment, net	—	—	292	162	—	454
Goodwill	—	—	6,029	2,262	—	8,291
Other intangible assets, net	—	—	4,546	512	—	5,058
Deferred tax assets	2	15	—	116	—	133
Other non-current assets	—	4	252	85	—	341
Equity investment in subsidiaries	4,162	9	4,031	—	(8,202)	—
Intercompany loans	25	11,533	3,338	139	(15,035)	—
Total assets	$4,193	$12,593	$19,583	$4,792	$(24,667)	$16,494
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$61	$387	$477	$—	$925
Deferred revenues	—	—	215	137	—	352
Income tax liabilities	—	2	11	122	—	135
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	23	135	5	—	163
Intercompany payables	—	2	1,181	247	(1,430)	—
Total current liabilities	—	88	1,929	988	(1,430)	1,575
Non-current liabilities
Long-term debt and capital lease obligations	—	8,237	107	16	—	8,360
Deferred tax liabilities	—	71	1,084	90	—	1,245
Intercompany loans	—	2,985	11,698	352	(15,035)	—
Other non-current liabilities	2	3	603	315	—	923
Total liabilities	2	11,384	15,421	1,761	(16,465)	12,103
Total stockholders’ equity	4,191	1,209	4,162	2,831	(8,202)	4,191
Noncontrolling interests	—	—	—	200	—	200
Total equity	4,191	1,209	4,162	3,031	(8,202)	4,391
Total liabilities and equity	$4,193	$12,593	$19,583	$4,792	$(24,667)	$16,494

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

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(45)	$110	$93	$108	$266
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(563)	(18)	(581)
Additions to property, plant and equipment and other assets	—	—	(17)	(14)	(31)
Additions to intangible assets	—	—	(146)	(29)	(175)
Proceeds from the sale of property, plant and equipment and other assets	—	—	28	—	28
Other investing activities	—	—	(1)	—	(1)
Net cash used in investing activities	—	—	(699)	(61)	(760)
Financing activities:
Net borrowings under revolving credit facility	—	—	101	—	101
Repayments of debt	—	(2,281)	—	(1)	(2,282)
Proceeds from the issuance of debt, net of issuance costs	—	2,745	—	—	2,745
Decrease in other short-term borrowings	—	—	—	(5)	(5)
Cash dividends paid to stockholders	(232)	—	—	—	(232)
Repurchase of common stock	(84)	—	—	—	(84)
Activity under stock plans	21	—	(5)	—	16
Proceeds from employee stock purchase plan	3	—	—	—	3
Capital leases	—	—	(30)	(1)	(31)
Settlement of intercompany and other financing activities	335	(574)	319	(88)	(8)
Net cash provided by/(used in) financing activities	43	(110)	385	(95)	223
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	30	27
Net decrease in cash and cash equivalents	(2)	—	(224)	(18)	(244)
Cash and cash equivalents at beginning of period	5	1	219	529	754
Cash and cash equivalents at end of period	$3	$1	$(5)	$511	$510

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(3)	$116	$140	$44	$297
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(239)	(13)	(252)
Additions to property, plant and equipment and other assets	—	—	(30)	(25)	(55)
Additions to intangible assets	—	—	(145)	(21)	(166)
Other investing activities	—	—	—	1	1
Net cash used in investing activities	—	—	(414)	(58)	(472)
Financing activities:
Net borrowings under revolving credit facility	—	—	221	—	221
Repayments of debt	—	(56)	—	—	(56)
Proceeds from the issuance of debt, net of issuance costs		496			496
Cash dividends paid to stockholders	(212)	—	—	—	(212)
Repurchase of common stock	(304)	—	—	—	(304)
Activity under stock plans	43	—	(14)	—	29
Settlement of intercompany and other financing activities	396	(514)	84	11	(23)
Net cash (used in)/provided by financing activities	(77)	(74)	291	11	151
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	11	13
Net (decrease)/increase in cash and cash equivalents	(80)	42	19	8	(11)
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$(79)	$42	$26	$357	$346

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

On February 1, 2017, we completed the acquisition of Gracenote, through the purchase of 100% of Gracenote’s outstanding common stock for a total purchase price of $585 million.  We acquired the data and technology that underpins the programming guides and personnel user experience for major video, music, audio and sports content. This acquisition expands our footprint with major clients including Gracenote’s global content database which spans across platforms including multichannel video programing distributors (MVPD’s), smart television, streaming music services, connected devices, media players and in-car infotainment systems.

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of our condensed consolidated financial statements. For the six months ended June, 30, 2017, our condensed consolidated statement of operations includes $89 million of revenues related to the Gracenote acquisition.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	55
Property and equipment	12
Goodwill	314
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(20)
Deferred tax liabilities	(110)
Other long-term liabilities	(7)
Total	$585

As of the acquisition date, the fair value of accounts receivable approximated historical cost. The gross contractual receivable was $37 million, of which $1 million was deemed uncollectible.  The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are provisional and subject to adjustment primarily based upon additional information we are in the process of obtaining.

The provisional allocation of the purchase price to goodwill and identified intangible assets was $314 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to our Watch segment. As of June 30, 2017, $23 million of goodwill is expected to be deductible for income tax purposes.

Intangible assets and their estimated useful lives consist of the following:

(IN MILLIONS)
Description	Amount	Useful Life
Customer-related intangibles	$109	10 - 15 years
Content database	168	12 - 16 years
Trade names and trademarks	7	5 years
Computer software	57	7-8 years
Total	$341

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents expected synergies and the going concern nature of Gracenote.

We incurred acquisition-related expenses of $6 million for the six months ended June 30, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Gracenote for the three and six months ended June 30, 2017, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2017	2016	2017	2016
Revenues	$1,644	$1,642	$3,188	$3,181
Income from continuing operations	$134	$106	$206	$203

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

For the six months ended June 30, 2017, excluding Gracenote, we paid cash consideration of $15 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2017, the impact on our consolidated results of operations would not have been material.

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

	Six Months Ended June 30,
	2017	2016
U.S. Dollar	60%	60%
Euro	10%	10%
Other Currencies	30%	30%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.08 to €1.00 and $1.12 to €1.00 for the six months ended June 30, 2017 and 2016, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, facilitates period-to-period comparisons of our business performance and is consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others.  In addition, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations – Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2017	2016
Revenues	$1,644	$1,596
Cost of revenues, exclusive of depreciation and amortization shown separately below	678	654
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	471	474
Depreciation and amortization	162	152
Restructuring charges	9	34
Operating income	324	282
Interest income	1	1
Interest expense	(92)	(83)
Foreign currency exchange transaction losses, net	(7)	(4)
Other expense, net	(2)	—
Income from continuing operations before income taxes	224	196
Provision for income taxes	(91)	(82)
Net income	133	114
Net income attributable to noncontrolling interests	2	1
Net income attributable to Nielsen stockholders	$131	$113

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

Other non-operating income/(expense), net: We exclude foreign currency exchange transaction gains and losses primarily related to intercompany financing arrangements as well as other non-operating income and expense items, such as gains and losses recorded on business combinations or dispositions, sales of investments, net income attributable to noncontrolling interests and early redemption payments made in connection with debt refinancing. We believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(IN MILLIONS)	2017	2016
Net income attributable to Nielsen stockholders	$131	$113
Interest expense, net	91	82
Provision for income taxes	91	82
Depreciation and amortization	162	152
EBITDA	475	429
Other non-operating expense, net	11	5
Restructuring charges	9	34
Stock-based compensation expense	12	13
Other items(a)	5	9
Adjusted EBITDA	$512	$490

(a)	Other items primarily consist of transaction related costs and business optimization costs for the three months ended June 30, 2017 and 2016.

Consolidated Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Revenues increased 3.0% to $1,644 million for the three months ended June 30, 2017 from $1,596 million for the three months ended June 30, 2016, or an increase of 4.1% on a constant currency basis, excluding a 1.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the Gracenote acquisition, revenues decreased 0.4% (an increase of 0.6% on a constant currency basis). Revenues within our Buy segment decreased 3.4% (2.0% on a constant currency basis). Revenues within our Watch segment increased 10.3% (10.9% on a constant currency basis). Revenues within our Watch segment excluding the Gracenote acquisition increased 3.0% (3.5% on a constant currency basis).  Refer to the “Business Segment Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.7% to $678 million for the three months ended June 30, 2017 from $654 million for the three months ended June 30, 2016, or an increase of 4.8% on a constant currency basis, excluding a 1.1% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.5%, or 0.8% on a constant currency basis.  Excluding a 1.7% favorable impact of changes in foreign currency exchange rates, the decrease in cost of revenues for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was due to the sale of the Claritas business in December 2016.

Costs within our Watch segment increased 7.4%, or 7.8% on a constant currency basis.  Excluding a 0.4% favorable impact of changes in foreign currency exchange rates, cost of revenues increased primarily due to the impact of the Gracenote acquisition partially offset by the impact of productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 0.6% to $471 million for the three months ended June 30, 2017 from $474 million for the three months ended June 30, 2016, or an increase of 0.9% on a constant currency basis, excluding a 1.5% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 5.6%, or 4.1% on a constant currency basis.  Excluding a 1.5% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to productivity initiatives and dispositions as we continue to execute our portfolio pruning initiatives.

Costs within our Watch segment increased 22.0%, or 22.9% on a constant currency basis. Excluding a 0.9% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased primarily due to the impact of the Gracenote acquisition and investments in product development initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $162 million for the three months ended June 30, 2017 as compared to $152 million for the three months ended June 30, 2016. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired as part of the Gracenote acquisition on February 1, 2017.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $56 million for the three months ended June 30, 2017 from $53 million for the three months ended June 30, 2016.

Restructuring Charges

We recorded $9 million and $34 million in restructuring charges relating to employee severance costs associated with productivity initiatives for the three months ended June 30, 2017 and 2016, respectively.

Operating Income

Operating income for the three months ended June 30, 2017 was $324 million as compared to $282 million for the three months ended June 30, 2016. Operating income within our Buy segment was $100 million for the three months ended June 30, 2017 as compared to $85 million for the three months ended June 30, 2016. Operating income within our Watch segment was $246 million for the three months ended June 30, 2017 as compared to $228 million for the three months ended June 30, 2016. Corporate operating expenses were $22 million for the three months ended June 30, 2017 as compared to $31 million for the three months ended June 30, 2016.

Interest Expense

Interest expense was $92 million for the three months ended June 30, 2017 as compared to $83 million for the three months ended June 30, 2016. This increase is primarily due to higher average debt balances including the incurrence of an additional $500 million 5.00% Senior Notes in January 2017 and higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.10 to €1.00 for the three months ended June 30, 2017 as compared to $1.13 to €1.00 for the three months ended June 30, 2016.

We realized net foreign currency exchange transaction losses of $7 million and $4 million for the three months ended June 30, 2017 and 2016, respectively, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 41% and 42%, respectively. The tax rate for the three months ended June 30, 2017 and 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The estimated liability for unrecognized tax benefits as of December 31, 2017 is $437 million and was $432 million as of December 31, 2016. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 4.5% to $512 million for the three months ended June 30, 2017 from $490 million for the three months ended June 30, 2016, or 4.9% on a constant currency basis, excluding a 0.4% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	% Variance 2017 vs. 2016 Reported	Three Months Ended June 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Emerging Markets	$296	$270	9.6%	$269	10.0%
Developed Markets	510	527	(3.2)%	516	(1.2)%
Core Buy	806	797	1.1%	785	2.7%
Corporate	17	55	(69.1)%	55	(69.1)%
Buy Segment	$823	$852	(3.4)%	$840	(2.0)%

Marketing Effectiveness	$83	$71	16.9%	$70	18.6%
Audio	123	123	0.0%	123	0.0%
Audience Measurement (Video and Text)	567	491	15.5%	489	16.0%
Core Watch	773	685	12.8%	682	13.3%
Corporate/Other Watch	48	59	(18.6)%	58	(17.2)%
Watch Segment	$821	$744	10.3%	$740	10.9%
Total Core (Buy/Watch)	1,579	1,482	6.5%	1,467	7.6%
Total	$1,644	$1,596	3.0%	$1,580	4.1%

Buy Segment Revenues

Revenues decreased 3.4% to $823 million for the three months ended June 30, 2017 from $852 million for the three months ended June 30, 2016, or 2.0% on a constant currency basis, excluding a 1.4% unfavorable impact of changes in foreign currency exchange rates.

Revenues from emerging markets increased 9.6% to $296 million, or 10.0% on a constant currency basis. Excluding a 0.4% unfavorable impact of changes in foreign currency exchange rates, revenue growth was driven by our global footprint, coverage expansion and broad product offerings which continue to position us well with both local and multinational clients.  For the three months ended June 30, 2017, these investments drove double-digit growth in Latin America and Eastern Europe along with high single-digit growth in South East Asia and China.

Revenues from developed markets decreased 3.2% to $510 million, or 1.2% on a constant currency basis. Excluding a 2.0% unfavorable impact of changes in foreign currency exchange rates, revenues decreased as a result of softness in the U.S. partially offset by growth in the remaining developed markets.

Revenues from Corporate Buy decreased 69.1% to $17 million on a reported and constant currency basis due to the sale of the Claritas business in December 2016. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 10.3% to $821 million for the three months ended June 30, 2017 from $744 million for the three months ended June 30, 2016, or 10.9% on a constant currency basis. Excluding the Gracenote acquisition, revenues increased 3.0% (3.5% on a constant currency basis). Excluding a 0.5% unfavorable impact of changes in foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 15.5% (16.0% on a constant currency basis). Excluding the Gracenote acquisition, Audience Measurement of Video and Text revenues increased 4.3% (4.7% on a constant currency basis) due to our ongoing investments and continued client adoption of our Total Audience Measurement initiative. Audio revenues were flat for the quarter. Our Marketing Effectiveness revenue grew 16.9% (18.6% on a constant currency basis), due to the continued strength in audience-based solutions that help advertisers and publishers measure the return on investment in media spend and investments in our product portfolio. Corporate/Other Watch revenues decreased by 18.6% (17.2% on a constant currency basis) due to our continued exit of non-core media analytics products. Our Core Watch revenue grew 12.8%, or 13.3% on a constant currency basis. Excluding the Gracenote acquisition, our Core Watch revenue grew 4.8% (5.3% on a constant currency basis).

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2017 and 2016, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$100	$7	$53	$3	$—	$163
Watch	246	—	108	3	—	357
Corporate and Eliminations	(22)	2	1	6	5	(8)
Total Nielsen	$324	$9	$162	$12	$5	$512

THREE MONTHS ENDED JUNE 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$85	$21	$54	$5	$1	$166
Watch	228	3	97	2	2	332
Corporate and Eliminations	(31)	10	1	6	6	(8)
Total Nielsen	$282	$34	$152	$13	$9	$490

(1)	For the three months ended June 30, 2017 and 2016, other items primarily consist of transaction related costs and business optimization costs.

(IN MILLIONS)	Three Months Ended June 30, 2017 Reported	Three Months Ended June 30, 2016 Reported	% Variance 2017 vs. 2016 Reported	Three Months Ended June 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$163	$166	(1.8)%	$166	(1.8)%
Watch	357	332	7.5%	330	8.2%
Corporate and Eliminations	(8)	(8)	NM	(8)	NM
Total Nielsen	$512	$490	4.5%	$488	4.9%

Buy Segment Profitability

Operating income was $100 million for the three months ended June 30, 2017 as compared to $85 million for the three months ended June 30, 2016. The increase was driven primarily by a decrease in restructuring charges, depreciation and amortization expense and stock based compensation expense for the three months ended June 30, 2017, partially offset by the revenue performance mentioned above. Non-GAAP business segment income decreased 1.8% on a constant currency basis.

Watch Segment Profitability

Operating income was $246 million for the three months ended June 30, 2017 as compared to $228 million for the three months ended June 30, 2016. The increase was driven primarily by the revenue performance discussed above partially offset by an increase in depreciation and amortization expense for the three months ended June 30, 2017. Non-GAAP business segment income increased 8.2% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $22 million for the three months ended June 30, 2017 as compared to $31 million for the three months ended June 30, 2016, due primarily to lower restructuring charges for the three months ended June 30, 2017.

Results of Operations – Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2017	2016
Revenues	$3,170	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,339	1,295
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	942	939
Depreciation and amortization	317	299
Restructuring charges	41	44
Operating income	531	506
Interest income	2	2
Interest expense	(182)	(162)
Foreign currency exchange transaction losses, net	(9)	(5)
Other expense, net	(2)	—
Income from continuing operations before income taxes	340	341
Provision for income taxes	(134)	(126)
Net income	206	215
Net income attributable to noncontrolling interests	4	2
Net income attributable to Nielsen stockholders	$202	$213

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(IN MILLIONS)	2017	2016
Net income attributable to Nielsen stockholders	$202	$213
Interest expense, net	180	160
Provision for income taxes	134	126
Depreciation and amortization	317	299
EBITDA	833	798
Other non-operating expense, net	15	7
Restructuring charges	41	44
Stock-based compensation expense	27	26
Other items(a)	18	17
Adjusted EBITDA	$934	$892

(a)	Other items primarily consist of transaction related costs and business optimization costs for the six months ended June 30, 2017 and 2016.

Consolidated Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

Revenues increased 2.8% to $3,170 million for the six months ended June 30, 2017 from $3,083 million for the six months ended June 30, 2016, or an increase of 3.7% on a constant currency basis, excluding a 0.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the Gracenote acquisition, revenues decreased 0.1% (an increase of 0.8% on a constant currency basis). Revenues within our Buy segment decreased 4.0% (2.8% on a constant currency basis). Revenues within our Watch segment increased 10.6% (11.0% on a constant currency basis). Revenues within our Watch segment excluding the Gracenote acquisition increased 4.4% (4.8% on a constant currency basis). Refer to the “Business Segment Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.4% to $1,339 million for the six months ended June 30, 2017 from $1,295 million for the six months ended June 30, 2016, or an increase of 4.4% on a constant currency basis, excluding a 1.0% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 2.2%, or 1.1% on a constant currency basis.  Excluding a 1.1% favorable impact of changes in foreign currency exchange rates, cost of revenues decreased primarily due to the sale of the Claritas business in December 2016.

Costs within our Watch segment increased 8.4%, or 9.0% on a constant currency basis. Excluding a 0.6% favorable impact of changes in foreign currency exchange rates, cost of revenues increased primarily due to the impact of the Gracenote acquisition and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 0.3% to $942 million for the six months ended June 30, 2017 from $939 million for the six months ended June 30, 2016, or an increase of 1.6% on a constant currency basis, excluding a 1.3% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 6.8%, or 5.3% on a constant currency basis. Excluding a 1.5% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to productivity initiatives and dispositions as we continue to execute our portfolio pruning initiatives.

Costs within our Watch segment increased 20.0%, or 20.4% on a constant currency basis. Excluding a 0.4% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased primarily due to the impact of the Gracenote acquisition and investments in product development initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $317 million for the six months ended June 30, 2017 as compared to $299 million for the six months ended June 30, 2016. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired as part of the Gracenote acquisition on February 1, 2017.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $110 million for the six months ended June 30, 2017 from $105 million for the six months ended June 30, 2016.

Restructuring Charges

We recorded $41 million and $44 million in restructuring charges relating to employee severance associated with productivity initiatives for the six months ended June 30, 2017 and 2016, respectively.

Operating Income

Operating income for the six months ended June 30, 2017 was $531 million as compared to $506 million for the six months ended June 30, 2016. Operating income within our Buy segment was $134 million for the six months ended June 30, 2017 as compared to $137 million for the six months ended June 30, 2016. Operating income within our Watch segment was $454 million for the six months ended June 30, 2017 as compared to $425 million for the six months ended June 30, 2016. Corporate operating expenses were $57 million for the six months ended June 30, 2017 as compared to $56 million for the six months ended June 30, 2016.

Interest Expense

Interest expense was $182 million for the six months ended June 30, 2017 as compared to $162 million for the six months ended June 30, 2016. This increase is primarily due to higher average debt balances including the incurrence of an additional $500 million 5.00% Senior Notes in January 2017 and higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.08 to €1.00 for the six months ended June 30, 2017 as compared to $1.12 to €1.00 for the six months ended June 30, 2016.

We realized net foreign currency transaction losses of $9 million and $5 million for the six months ended June 30, 2017 and 2016, respectively, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Income Taxes

The effective tax rates for the six months ended June 30, 2017 and 2016 were 39% and 37%, respectively. The tax rate for the six months ended June 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The tax rate for the six months ended June 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies.

Adjusted EBITDA

Adjusted EBITDA increased 4.7% to $934 million for the six months ended June 30, 2017 from $892 million for the six months ended June 30, 2016, or 4.8% on a constant currency basis, excluding a 0.1% unfavorable impact of changes in foreign currency exchange rates. See “Results of Operations – Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% Variance 2017 vs. 2016 Reported	Six Months Ended June 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Emerging Markets	$563	$513	9.7%	$512	10.0%
Developed Markets	981	1,042	(5.9)%	1,024	(4.2)%
Core Buy	1,544	1,555	(0.7)%	1,536	0.5%
Corporate	36	90	(60.0)%	90	(60.0)%
Buy Segment	$1,580	$1,645	(4.0)%	$1,626	(2.8)%

Marketing Effectiveness	$148	$129	14.7%	$127	16.5%
Audio	243	243	0.0%	243	0.0%
Audience Measurement (Video and Text)	1,102	963	14.4%	961	14.7%
Core Watch	1,493	1,335	11.8%	1,331	12.2%
Corporate/Other Watch	97	103	(5.8)%	101	(4.0)%
Watch Segment	$1,590	$1,438	10.6%	$1,432	11.0%
Total Core (Buy/Watch)	3,037	2,890	5.1%	2,867	5.9%
Total	$3,170	$3,083	2.8%	$3,058	3.7%

Buy Segment Revenues

Revenues decreased 4.0% to $1,580 million for the six months ended June 30, 2017 from $1,645 million for the six months ended June 30, 2016, or 2.8% on a constant currency basis, excluding a 1.2% unfavorable impact of changes in foreign currency exchange rates.

Revenues from emerging markets increased 9.7% to $563 million, or 10.0% on a constant currency basis. Revenue growth was driven by our global footprint, coverage expansion and broad product offerings which continue to position us well with both local and multinational clients.  For the six months ended June 30, 2017, these investments drove double-digit growth in South East Asia, Latin America and Eastern Europe along with high single-digit growth in China.

Revenues from developed markets decreased 5.9% to $981 million, or 4.2% on a constant currency basis. Excluding a 1.7% unfavorable impact of changes in foreign currency exchange rates, revenues decreased as a result of softness in the U.S. partially offset by growth in the other developed markets.

Revenues from Corporate Buy decreased 60.0% to $36 million on a reported and constant currency basis primarily due to the sale of the Claritas business in December 2016. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 10.6% to $1,590 million for the six months ended June 30, 2017 from $1,438 million for the six months ended June 30, 2016 or an increase of 11.0% on a constant currency basis. Excluding the Gracenote acquisition, revenues increased 4.4% (4.8% on a constant currency basis).  Excluding a 0.4% unfavorable impact of changes in foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 14.4% (14.7% on a constant currency basis). Excluding the Gracenote acquisition, Audience Measurement of Video and Text revenues increased 5.2% (5.4% on constant currency basis) due to our ongoing investments and continued client adoption of our Total Audience Measurement initiative. Audio revenues were flat for the period. Our Marketing Effectiveness revenue grew 14.7% (16.5% on a constant currency basis), due to the continued strength in audience-based solutions that help advertisers and publishers measure the return on investment in media spend and investments in our product portfolio. Corporate/Other Watch revenues decreased by 5.8% (4.0% on a constant currency basis) due to our continued exit of non-core media analytics products. Our Core Watch revenue grew 11.8%, or 12.2% on a constant currency basis. Excluding the Gracenote acquisition, our Core Watch revenue grew 5.2%, (5.5% on a constant currency basis).

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$134	$27	$103	$7	$—	$271
Watch	454	7	212	7	—	680
Corporate and Eliminations	(57)	7	2	13	18	(17)
Total Nielsen	$531	$41	$317	$27	$18	$934

SIX MONTHS ENDED JUNE 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$137	$27	$105	$9	$2	$280
Watch	425	5	192	5	2	629
Corporate and Eliminations	(56)	12	2	12	13	(17)
Total Nielsen	$506	$44	$299	$26	$17	$892

(1)	Other items primarily consist of transaction related costs and business optimization costs for the six months ended June 30, 2017 and 2016.

(IN MILLIONS)	Six Months Ended June 30, 2017 Reported	Six Months Ended June 30, 2016 Reported	% Variance 2017 vs. 2016 Reported	Six Months Ended June 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$271	$280	(3.2)%	$281	(3.6)%
Watch	680	629	8.1%	627	8.5%
Corporate and Eliminations	(17)	(17)	NM	(17)	NM
Total Nielsen	$934	$892	4.7%	$891	4.8%

Buy Segment Profitability

Operating income was $134 million for the six months ended June 30, 2017 as compared to $137 million for the six months ended June 30, 2016 primarily due to the revenue performance mentioned above partially offset by lower depreciation and amortization expense,  stock-based compensation expense, transaction related costs and business optimization costs. Non-GAAP business segment income decreased 3.6% on a constant currency basis.

Watch Segment Profitability

Operating income was $454 million for the six months ended June 30, 2017 as compared to $425 million for the six months ended June 30, 2016. The increase was driven primarily by the revenue performance discussed above, partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 8.5% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $57 million for the six months ended June 30, 2017 as compared to $56 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $266 million during the six months ended June 30, 2017 as compared to $297 million for the six months ended June 30, 2016, a decrease of $31 million primarily due to higher tax payments, the timing of vendor and client payments and higher interest payments. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2017 and 2016:

(IN MILLIONS)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net cash from operating activities	$266	$297
Cash and cash equivalents	$510	$346
Availability under revolving credit facility	$464	$184

Of the $510 million in cash and cash equivalents, approximately $459 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Weighted average interest rate	4.18%	3.97%
Cash paid for interest, net of amounts capitalized (in millions)	$164	$157

In January 2017, we issued $500 million aggregate principal amount of 5.0% Senior Notes due 2025 at par, with cash proceeds of approximately $495 million, net of fees and expenses.

In April 2017, we entered into a third amendment to our Fourth Amended and Restated Credit Agreement (as amended prior to April 2017, the “Existing Credit Agreement,” and as amended in April 2017 by the third amendment, the “Amended Credit Agreement”), providing for a new class of Class B-4 Term Loans in an aggregate principal amount of $2,250,000,000, the proceeds of which were used to replace or refinance the entire outstanding principal of existing Class B-3 Term Loans and a portion of existing Class A Term Loans.

The Class B-4 Term Loans will mature in full on October 4, 2023, and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Class B-4 Term Loans, with the balance payable on October 4, 2023. The Class B-4 Term Loans bear interest equal to, at the election of us (i) a base rate or LIBOR rate, plus (ii) an applicable margin, which is equal to 2.00% (in the case of LIBOR loans) or 1(ii).00% (in the case of base rate loans).

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of June 30, 2017, we were in full compliance with the financial covenant described above.

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

As of June 30, 2017 and 2016, we had $101 million and $385 million borrowings outstanding and had outstanding letters of credit of $10 million and $6 million, respectively. As of June 30, 2017, we had $464 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2016 and the six months ended June 30, 2017.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 23, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34

On July 20, 2017, our Board declared a cash dividend of $0.34 per share of our common stock. The dividend is payable on September 7, 2017 to stockholders of record at the close of business on August 24, 2017.

Our Board of Directors approved a share repurchase program, as included in the below table, for up to $2 billion of our outstanding common stock. The primary purposes of the program are to return value to shareholders and to mitigate dilution associated with our equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under these plans will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted by our shareholders.

As of June 30, 2017, there have been 35,787,589 shares of our common stock purchased at an average price of $45.98 per share (total consideration of approximately $1,646 million) under this program.

The activity for the six months ended June 30, 2017 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2016 Activity
January 1- 31	—	—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
April 1-30	—	—	—	$395,903,537
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	—	—	$354,426,944
Total	35,787,589	$45.98	35,787,589

Cash Flows

Operating activities. Net cash provided by operating activities was $266 million for the six months ended June 30, 2017, as compared to $297 million for the six months ended June 30, 2016. This decrease was primarily due to higher tax payments, the timing of vendor and client payments and higher interest payments. Our key collections performance measure, days billing outstanding (DBO), increased by 4 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $760 million for the six months ended June 30, 2017, as compared to $472 million for the six months ended June 30, 2016. The primary driver for the increase was higher acquisition payments during the six months ended June 30, 2017 as compared to the same period for 2016.

Financing activities. Net cash provided by financing activities was $223 million for the six months ended June 30, 2017 as compared to $151 million for the six months ended June 30, 2016. The increase in net cash provided by financing activities was primarily due to lower share repurchasing, as described in the “Dividends and Share Repurchase Program” section above partially offset by lower net borrowings of the revolving credit facility during the six months ended June 30, 2017 as compared to the same period of 2016.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $206 million for the six months ended June 30, 2017 as compared to $221 million for the six months ended June 30, 2016. In addition, we received $28 million of proceeds from the sale of certain property, plant and equipment and other assets during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

Intangibles- Goodwill and Other

In January 2017, the FASB issued an Accounting Standards Update (“ASU”), “Intangibles—Goodwill and Other” to simplify the subsequent measurement of goodwill. The update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early adopt this ASU effective January 1, 2017. There was no impact on our condensed consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an ASU, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets”, which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. It requires the application of certain recognition and measurement principles in ASC 606 when derecognizing nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

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

Compensation- Stock Compensation

In May 2017, the FASB issued an Accounting Standards Update (“ASU”), Compensation- Stock Compensation (Topic 718), “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 40% of our revenues and 42% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2017. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

During the six months ended June 30, 2017 and 2016, we recorded a net gain of zero and $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of June 30, 2017 and December 31, 2016, the notional amount of outstanding foreign currency derivative financial instruments were $63 million and $77 million, respectively.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2017:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	10%	30%
Operating costs	58%	10%	32%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2017, we had $4,166 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $31 million ($42 million without giving effect to any of our interest rate swaps).

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
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the six months ended June 30, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30	—	—	—	$395,903,538
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	—	—	$354,426,944
Total	1,020,212	$40.65	1,020,212
(1)

Our Board of Directors approved a share repurchase program for up to $2 billion of our common stock on the dates indicated under Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends and Share Repurchase Program.

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

Nielsen Holdings plc (Registrant)

Date: July 27, 2017	/s/ Jeffrey R. Charlton
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

4.1

Amendment Agreement, dated as of April 13, 2017, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and certain of the lenders (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings plc filed on April 17, 2017 (File No. 001-35042).

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 20167 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 20167 and 2016, (iii) Condensed Consolidated Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith