Form 10-Q
period 2017-09-30
Nielsen Holdings plc
filed 2017-10-25
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 356,168,000 shares of the registrant’s Common Stock outstanding as of September 30, 2017.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2017	2016	2017	2016
Revenues	$1,641	$1,570	$4,811	$4,653
Cost of revenues, exclusive of depreciation and amortization shown separately below	692	642	2,031	1,937
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	445	452	1,387	1,391
Depreciation and amortization	160	151	477	450
Restructuring charges	7	29	48	73
Operating income	337	296	868	802
Interest income	1	1	3	3
Interest expense	(95)	(85)	(277)	(247)
Foreign currency exchange transaction gains/(losses), net	—	2	(9)	(3)
Other expense, net	(1)	—	(3)	—
Income from continuing operations before income taxes	242	214	582	555
Provision for income taxes	(92)	(82)	(226)	(208)
Net income	150	132	356	347
Net income attributable to noncontrolling interests	4	2	8	4
Net income attributable to Nielsen stockholders	$146	$130	$348	$343
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.41	$0.36	$0.98	$0.95
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.41	$0.36	$0.97	$0.94
Weighted-average shares of common stock outstanding, basic	356,426,891	357,088,498	356,881,905	359,303,099
Dilutive shares of common stock	1,265,224	3,486,309	1,391,915	3,686,397
Weighted-average shares of common stock outstanding, diluted	357,692,115	360,574,807	358,273,820	362,989,496
Dividends declared per common share	$0.34	$0.31	$0.99	$0.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2017	2016	2017	2016
Net income	$150	$132	$356	$347
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	66	(15)	224	35
Changes in the fair value of cash flow hedges (2)	2	4	3	(6)
Defined benefit pension plan adjustments (3)	4	—	10	7
Total other comprehensive income/(loss)	72	(11)	237	36
Total comprehensive income	222	121	593	383
Less: comprehensive income attributable to noncontrolling interests	4	1	13	2
Total comprehensive income attributable to Nielsen stockholders	$218	$120	$580	$381

(1)

Net of tax of $6 million and $1 million for the three months ended September 30, 2017 and 2016, respectively, and $20 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively

(2)	Net of tax of $(2) million for each of the three months ended September 30, 2017 and 2016, respectively, and $(2) million and zero for the nine months ended September 30, 2017 and 2016, respectively
(3)

Net of tax of $(1) million for each of the three months ended September 30, 2017 and 2016, respectively, and $(3) million and $1 million for the nine months ended September 30, 2017 and 2016, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2017	2016
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$662	$754
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $24 and $25 as of September 30, 2017 and December 31, 2016, respectively	1,282	1,171
Prepaid expenses and other current assets	328	297
Total current assets	2,272	2,222
Non-current assets
Property, plant and equipment, net	458	471
Goodwill	8,352	7,845
Other intangible assets, net	5,042	4,736
Deferred tax assets	131	127
Other non-current assets	330	329
Total assets	$16,585	$15,730
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,015	$1,012
Deferred revenues	328	297
Income tax liabilities	198	97
Current portion of long-term debt, capital lease obligations and short-term borrowings	67	188
Total current liabilities	1,608	1,594
Non-current liabilities
Long-term debt and capital lease obligations	8,377	7,738
Deferred tax liabilities	1,219	1,175
Other non-current liabilities	921	930
Total liabilities	12,125	11,437
Commitments and contingencies (Note 11)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 356,217,848 and 357,745,953 shares issued and 356,168,000 and 357,465,614 shares outstanding at September 30, 2017 and December 31, 2016, respectively	32	32
Additional paid-in capital	4,755	4,825
Retained earnings	451	456
Accumulated other comprehensive loss, net of income taxes	(979)	(1,211)
Total Nielsen stockholders’ equity	4,259	4,102
Noncontrolling interests	201	191
Total equity	4,460	4,293
Total liabilities and equity	$16,585	$15,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2017	2016
Operating Activities
Net income	$356	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	35	37
Currency exchange rate differences on financial transactions and other (gains)/losses	(17)	4
Equity in net income of affiliates, net of dividends received	2	2
Depreciation and amortization	477	450
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(15)	8
Prepaid expenses and other assets	(8)	(22)
Accounts payable and other current liabilities and deferred revenues	(131)	(219)
Other non-current liabilities	(9)	(11)
Interest payable	63	56
Income taxes	51	101
Net cash provided by operating activities	804	753
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(595)	(263)
Additions to property, plant and equipment and other assets	(55)	(83)
Additions to intangible assets	(264)	(241)
Proceeds from the sale of property, plant and equipment and other assets	28	—
Other investing activities	(2)	(4)
Net cash used in investing activities	(888)	(591)
Financing Activities
Net borrowings under revolving credit facility	—	193
Proceeds from issuances of debt, net of issuance costs	2,745	496
Repayment of debt	(2,289)	(101)
Decrease in other short-term borrowings	(5)	—
Cash dividends paid to stockholders	(353)	(323)
Repurchase of common stock	(117)	(394)
Proceeds from exercise of stock options	21	72
Proceeds from employee stock purchase plan	5	—
Capital leases	(42)	(26)
Other financing activities	(13)	(7)
Net cash used in financing activities	(48)	(90)
Effect of exchange-rate changes on cash and cash equivalents	40	17
Net (decrease)/increase in cash and cash equivalents	(92)	89
Cash and cash equivalents at beginning of period	754	357
Cash and cash equivalents at end of period	$662	$446
Supplemental Cash Flow Information
Cash paid for income taxes	$(175)	$(107)
Cash paid for interest, net of amounts capitalized	$(214)	$(191)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global performance management company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch and listen to (“Watch”). Nielsen has a presence in more than 100 countries, with its registered office located in Oxford, the United Kingdom and headquarters located in New York, USA.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2017 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Earnings per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of employee stock options, restricted stock units and deferred stock units.

The effect of 4,141,427 and 472,433 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2017 and 2016, respectively, as such shares would have been anti-dilutive.

The effect of 4,349,803 and 1,176,950 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2017 and 2016, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

During the nine months ended September 30, 2017, Nielsen sold $67 million of accounts receivable to a third party and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2017, $56 million remained outstanding. The sale was accounted for as a true sale, without recourse. Nielsen maintains servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $67 million from the sale were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

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

Derivatives and Hedging

In August 2017, the FASB issued Accounting Standards Update (“ASU”) “Derivatives and Hedging-Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the standard simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. Nielsen elected to early adopt this ASU during the third quarter 2017. See footnote 8 “Fair Value Measurement”, for the additional disclosures related to this ASU. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of Nielsen’s condensed consolidated financial statements. For the nine months ended September 30, 2017, the Company’s condensed consolidated statement of operations includes $148 million of revenues related to the Gracenote acquisition.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	56
Property and equipment	12
Goodwill	314
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(21)
Deferred tax liabilities	(110)
Other long-term liabilities	(7)
Total	$585

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

The provisional allocation of the purchase price to goodwill and identified intangible assets was $314 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to Nielsen’s Watch segment.  As of September 30, 2017, $23 million of goodwill is expected to be deductible for income tax purposes.

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

The Company incurred acquisition-related expenses of $6 million for the nine months ended September 30, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Gracenote for the three and nine months ended September 30, 2017, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended September 30,		Nine months Ended September 30,
(IN MILLIONS)	2017	2016	2017	2016
Revenues	$1,641	$1,618	$4,829	$4,799
Income from continuing operations	$150	$124	$356	$327

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the nine months ended September 30, 2017, excluding Gracenote, Nielsen paid cash consideration of $28 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2017, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2016, Nielsen paid cash consideration of $263 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2016	$2,696	$5,149	$7,845
Acquisitions, divestitures and other adjustments	2	326	328
Effect of foreign currency translation	154	25	179
Balance, September 30, 2017	$2,852	$5,500	$8,352

At September 30, 2017, $64 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2017	2016	2017	2016
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	147	140	(98)	(88)
Customer-related intangibles	3,161	3,035	(1,427)	(1,312)
Covenants-not-to-compete	39	39	(37)	(36)
Content databases(1)	168	—	(9)	—
Computer software	2,564	2,223	(1,448)	(1,258)
Patents and other	172	173	(111)	(101)
Total	$6,251	$5,610	$(3,130)	$(2,795)

(1)

The content databases were acquired as part of the Gracenote acquisition on February 1, 2017. These databases represent metadata used in Gracenote’s Video, Music/Auto and Sports product offerings that is not easily replicated due to its quantity and the relationships needed to acquire the data. The estimated remaining useful life of these content databases is 12 to 16 years.

Amortization expense associated with the above intangible assets was $114 million and $107 million for the three months ended September 30, 2017 and 2016, respectively. These amounts included amortization expense associated with computer software of $64 million and $59 million for the three months ended September 30, 2017 and 2016, respectively.

Amortization expense associated with the above intangible assets was $341 million and $317 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts included amortization expense associated with computer software of $190 million and $172 million for the nine months ended September 30, 2017 and 2016, respectively.

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2017 and 2016.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)
Other comprehensive income before reclassifications	224	1	—	225
Amounts reclassified from accumulated other comprehensive loss	—	2	10	12
Net current period other comprehensive income	224	3	10	237
Net current period other comprehensive income attributable to noncontrolling interest	5	—	—	5
Net current period other comprehensive income attributable to Nielsen stockholders	219	3	10	232
Balance September 30, 2017	$(637)	$2	$(344)	$(979)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive income/(loss) before reclassifications	35	(9)	1	27
Amounts reclassified from accumulated other comprehensive loss	—	3	6	9
Net current period other comprehensive income/(loss)	35	(6)	7	36
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	(2)
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	37	(6)	7	38
Balance September 30, 2016	$(730)	$(9)	$(282)	$(1,021)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2017 and 2016, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2017	September 30, 2016	Statement of Operations
Cash flow hedges
Interest rate contracts	$2	$2	Interest expense
	1	1	Benefit for income taxes
	$1	$1	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$—	(a)
	1	—	Benefit for income taxes
	$3	$—	Total, net of tax
Total reclassification for the period	$4	$1	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2017 and 2016, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2017	September 30, 2016	Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$5	Interest expense
	2	2	Benefit for income taxes
	$2	$3	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$13	$9	(a)
	3	3	Benefit for income taxes
	$10	$6	Total, net of tax
Total reclassification for the period	$12	$9	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2016	$73
Charges	48
Payments	(72)
Effect of foreign currency translation and reclassification adjustments	3
Balance at September 30, 2017	$52

Nielsen recorded $7 million and $48 million in restructuring charges for the three and nine months ended September 30, 2017, respectively, primarily relating to severance costs.

Nielsen recorded $29 million and $73 million in restructuring charges for the three and nine months ended September 30, 2016, respectively, primarily relating to severance and contract termination costs.

Of the $52 million in remaining liabilities for restructuring actions, $42 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2017.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30,
(IN MILLIONS)	2017	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	7	—	7	—
Total	$41	$34	$7	—
Liabilities:
Interest rate swap arrangements (3)	$3	—	$3	—
Deferred compensation liabilities (4)	32	32	—	—
Total	$35	$32	$3	—

	December 31,
	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	3	—	3
Total	$37	$34	3	—
Liabilities:
Interest rate swap arrangements (3)	$5	—	$5	—
Deferred compensation liabilities (4)	32	32	—	—
Total	$37	$32	$5	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2017, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the nine months ended September 30, 2017 and 2016, Nielsen recorded a net loss of zero and $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of September 30, 2017 and December 31, 2016 the notional amount of the outstanding foreign currency derivative financial instruments were $79 million and $77 million, respectively.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. For these derivatives, Nielsen reports the after-tax gain or loss as a component of accumulated other comprehensive income/(loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

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

In July 2017, the Company entered into $250 million in aggregate notional amount of a three-year forward interest rate swap agreement with a starting date of October 10, 2017. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.66%. This derivative has been designated as an interest rate cash flow hedge.

In August 2017, the Company entered into $250 million in aggregate notional amount of a four-year forward interest rate swap agreement with a starting date of October 10, 2017. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.60%. This derivative has been designated as an interest rate cash flow hedge.

As of September 30, 2017, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2018	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2021	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	US Dollar

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016:

	Interest Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2017	2016	2017	2016
Interest expense- (Location in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded)	$95	$85	$277	$247
Amount of loss reclassified from accumulated other comprehensive income into income, net of tax	$1	$1	$2	$3
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $3 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
Derivatives Designated as Hedging Instruments		Accounts Payable			Accounts Payable	Other
	Other Non- Current	and Other Current	Other Non-Current	Other Non-Current	and Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$7	$1	$2	$3	$1	$4

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2017 and 2016 was as follows:

Amount of Loss
	Amount of Gain			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2017	2016		2017	2016
Interest rate swaps	$3	$4	Interest expense	$2	$2

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2017 and 2016 was as follows:

Amount of Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine months Ended		into Income (Effective	Nine months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2017	2016		2017	2016
Interest rate swaps	$(2)	$11	Interest expense	$4	$5

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2017.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2017.

	September 30, 2017			December 31, 2016
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,080 million Senior secured term loan (LIBOR based variable rate of 3.24%) due 2019		$1,391	1,398		$1,768	1,785
$1,900 million Senior secured term loan (LIBOR based variable rate of 3.15%) due 2023		—	—		1,892	1,922
$2,250 million Senior secured term loan (LIBOR based variable rate of 3.24%) due 2023		2,237	2,247		—	—
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.10%) due 2021		445	449		399	402
Total senior secured credit facilities (with weighted-average interest rate)	3.21%	4,073	4,094	2.95%	4,059	4,109
$800 million 4.50% senior debenture loan due 2020		795	809		794	813
$625 million 5.50% senior debenture loan due 2021		619	643		618	649
$2,300 million 5.00% senior debenture loan due 2022		2,288	2,382		2,285	2,340
$500 million 5.00% senior debenture loan due 2025		495	520		—	—
Total debenture loans (with weighted-average interest rate)	5.22%	4,197	4,354	5.22%	3,697	3,802
Other loans		1	1		7	7
Total long-term debt	4.24%	8,271	8,449	4.04%	7,763	7,918
Capital lease and other financing obligations		173			158
Bank overdrafts		—			5
Total debt and other financing arrangements		8,444			7,926
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		67			188
Non-current portion of long-term debt and capital lease and other financing obligations		$8,377			$7,738

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2017 to December 31, 2017	$3
2018	28
2019	1,401
2020	818
2021	1,071
2022	2,325
Thereafter	2,625
$8,271

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

9. Stockholders’ Equity

Common stock activity is as follows:

Nine months Ended
September 30, 2017
Actual number of shares of common stock outstanding
Beginning of period	357,465,614
Shares of common stock issued through compensation plans	1,222,481
Employee benefit trust activity	230,491
Repurchases of common stock	(2,750,586)
End of period	356,168,000

On January 31, 2013, the Company’s Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock.   The below table summarizes the dividends declared on Nielsen’s common stock during 2016 and the nine months ended September 30, 2017.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34

On October 19, 2017, the Company’s Board of Directors declared a cash dividend of $0.34 per share on our common stock. The dividend is payable on December 5, 2017 to stockholders of record at the close of business on November 21, 2017.

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

As of September 30, 2017, there have been 36,588,112 shares of our common stock purchased at an average price of $45.88 per share (total consideration of approximately $1,679 million) under this program.

The activity for the nine months ended September 30, 2017 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2017 Activity
January 1- 31	—	$—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
April 1-30	—	$—	—	$395,903,537
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	$—	—	$354,426,944
July 1-31	—	$—	—	$354,426,944
August 1-31	698,062	$41.77	698,062	$325,268,111
September 1-30	102,461	$39.25	102,461	$321,246,116
Total	36,588,112	$45.88	36,588,112

10. Income Taxes

The effective tax rate for each of the three months ended September 30, 2017 and 2016 was 38%, respectively. The tax rate for the three months ended September 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 39% and 37%, respectively. The tax rate for the nine months ended September 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The tax rate for the nine months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies.

The estimated liability for unrecognized income tax benefits as of December 31, 2017 is $436 million and was $432 million as of December 31, 2016. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Subsequent Event

Outsourced Services Agreements

In October 2017, Nielsen amended and restated in its entirety, its Amended and Restated Master Services Agreement, dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) (as amended prior to the Second Amendment and Restatement, the “Prior Agreement”) by entering into a Second Amended and Restated Master Services Agreement (the “Agreement”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with TCS. The term of the Agreement has been extended for an additional five years, so as to expire on December 31, 2025, with three one-year renewal options granted to Nielsen. Nielsen has committed to purchase services from TCS from the Effective Date through the remaining term of the Agreement (the “Minimum Commitment”) in the amount of $2.25 billion, including a commitment to purchase at least $320 million in services per year from 2017 through 2020, $186 million in services per year from 2021 through 2024, and $139.5 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). In connection with the entry into the Agreement, the parties have agreed to terminate the separate Global Infrastructure Services Agreement between them as of the Effective Date and include the services provided thereunder in one or more Statements of Work (“SOWs”) arising under the Agreement. TCS’s charges under such SOWs will continue to be credited against the Minimum Commitment and the Annual Commitment. TCS will globally provide Nielsen with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning. As Nielsen orders specific services under the Agreement, the parties will execute SOWs describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide Nielsen with the right to terminate the Agreement or SOWs, as applicable.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended September 30, 2017
Revenues	$803	$838	$—	$1,641
Depreciation and amortization	$53	$106	$1	$160
Restructuring charges	$4	$2	$1	$7
Stock-based compensation expense	$3	$2	$3	$8
Other items(1)	$—	$—	$10	$10
Operating income/(loss)	$85	$280	$(28)	$337
Business segment income/(loss)(2)	$145	$390	$(13)	$522
Total assets as of September 30, 2017	$6,925	$9,706	$(46)	$16,585

(IN MILLIONS)
Three Months Ended September 30, 2016
Revenues	$809	$761	$—	$1,570
Depreciation and amortization	$53	$97	$1	$151
Restructuring charges	$15	$2	$12	$29
Stock-based compensation expense	$3	$2	$6	$11
Other items(1)	$—	$—	$11	$11
Operating income/(loss)	$79	$259	$(42)	$296
Business segment income/(loss)(2)	$150	$360	$(12)	$498
Total assets as of December 31, 2016	$6,697	$8,905	$128	$15,730

(IN MILLIONS)	Buy	Watch	Corporate	Total
Nine months Ended September 30, 2017
Revenues	$2,383	$2,428	$—	$4,811
Depreciation and amortization	$156	$318	$3	$477
Restructuring charges	$31	$9	$8	$48
Stock-based compensation expense	$10	$9	$16	$35
Other items (1)	$—	$—	$28	$28
Operating income/(loss)	$219	$734	$(85)	$868
Business segment income/(loss) (2)	$416	$1,070	$(30)	$1,456

(IN MILLIONS)
Nine months Ended September 30, 2016
Revenues	$2,454	$2,199	$—	$4,653
Depreciation and amortization	$158	$289	$3	$450
Restructuring charges	$42	$7	$24	$73
Stock-based compensation expense	$12	$7	$18	$37
Other items (1)	$2	$2	$24	$28
Operating income/(loss)	$216	$684	$(98)	$802
Business segment income/(loss) (2)	$430	$989	$(29)	$1,390

(1)

Other items primarily consist of transaction related costs and business optimization costs for the three and nine months ended September 30, 2017. Other items primarily consist of business optimization costs for the three and nine months ended September 30, 2016.

(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

13. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of September 30, 2017 and December 31, 2016 and consolidating statements of operations and cash flows for the periods ended September 30, 2017 and 2016. During the three months ended September 30, 2017, the Company restructured certain legal entities and therefore the Company adjusted prior periods to reflect the current year structure.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$899	$742	$—	$1,641
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	356	336	—	692
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	197	247	—	445
Depreciation and amortization	—	—	126	34	—	160
Restructuring charges	—	—	3	4	—	7
Operating (loss)/income	(1)	—	217	121	—	337
Interest income	—	238	10	—	(247)	1
Interest expense	—	(90)	(241)	(11)	247	(95)
Other income/(expense), net	—	—	90	(91)	—	(1)
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(1)	148	76	19	—	242
Provision for income taxes	—	(52)	(37)	(3)	—	(92)
Equity in net income of subsidiaries	147	61	108	—	(316)	—
Net income	146	157	147	16	(316)	150
Less net income attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to controlling interest	146	157	147	12	(316)	146
Total other comprehensive income/(loss)	72	(6)	72	69	(135)	72
Total comprehensive income	218	151	219	85	(451)	222
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income attributable to controlling interest	$218	$151	$219	$81	$(451)	$218

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)
For the three months ended September 30, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$884	$686	$—	$1,570
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	322	320	—	642
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	228	223	—	452
Depreciation and amortization	—	—	123	28	—	151
Restructuring charges	—	—	22	7	—	29
Operating (loss)/income	(1)	—	189	108	—	296
Interest income	—	221	10	2	(232)	1
Interest expense	(1)	(79)	(227)	(10)	232	(85)
Foreign currency exchange transaction gains, net	—	—	—	2	—	2
Other income/(expense), net	—	—	73	(73)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(2)	142	45	29	—	214
Provision for income taxes	—	(50)	(19)	(13)	—	(82)
Equity in net income of subsidiaries	132	68	106	—	(306)	—
Net income	130	160	132	16	(306)	132
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	130	160	132	14	(306)	130
Total other comprehensive (loss)/income	(10)	2	(10)	(6)	13	(11)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive (loss)/income attributable to controlling interests	(10)	2	(10)	(5)	13	(10)
Total comprehensive income	120	162	122	10	(293)	121
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income attributable to controlling interest	$120	$162	$122	$9	$(293)	$120

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,658	$2,153	$—	$4,811
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,052	979	—	2,031
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	686	698	—	1,387
Depreciation and amortization	—	—	384	93	—	477
Restructuring charges	—	—	21	27	—	48
Operating (loss)/income	(3)	—	515	356	—	868
Interest income	1	682	27	3	(710)	3
Interest expense	—	(263)	(694)	(30)	710	(277)
Foreign currency exchange transaction losses, net	—	—	(3)	(6)	—	(9)
Other (expense)/income, net	—	(2)	68	(69)	—	(3)
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(2)	417	(87)	254	—	582
(Provision)/benefit for income taxes	—	(146)	20	(100)	—	(226)
Equity in net income of subsidiaries	350	149	418	—	(917)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	348	420	350	155	(917)	356
Less net income attributable to noncontrolling interests	—	—	—	8	—	8
Net income attributable to controlling interest	348	420	350	147	(917)	348
Total other comprehensive income/(loss)	232	(24)	232	245	(448)	237
Total other comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total other comprehensive income/(loss) attributable to controlling interests	232	(24)	232	240	(448)	232
Total comprehensive income	580	396	582	400	(1,365)	593
Comprehensive income attributable to noncontrolling interests	—	—	—	13	—	13
Total comprehensive income attributable to controlling interest	$580	$396	$582	$387	$(1,365)	$580

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2016

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,668	$1,985	$—	$4,653
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	985	952	—	1,937
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	735	653	—	1,391
Depreciation and amortization	—	—	364	86	—	450
Restructuring charges	—	—	40	33	—	73
Operating (loss)/income	(3)	—	544	261	—	802
Interest income	—	653	29	4	(683)	3
Interest expense	(3)	(230)	(668)	(29)	683	(247)
Foreign currency exchange transaction losses, net	—	—	(1)	(2)	—	(3)
Other (expense)/income, net	—	(1)	95	(94)	—	—
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(6)	422	(1)	140	—	555
(Provision)/benefit for income taxes	—	(148)	7	(67)	—	(208)
Equity in net income of subsidiaries	349	150	344	—	(843)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	343	424	349	74	(843)	347
Less net income attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to controlling interest	343	424	349	70	(843)	343
Total other comprehensive income/(loss)	38	(12)	38	37	(65)	36
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total other comprehensive income/(loss) attributable to controlling interests	38	(12)	38	39	(65)	38
Total comprehensive income	381	412	387	111	(908)	383
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income attributable to controlling interests	$381	$412	$387	$109	$(908)	$381

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$19	$73	$569	$—	$662
Trade and other receivables, net	1	—	516	765	$—	1,282
Prepaid expenses and other current assets	—	—	193	135	$—	328
Intercompany receivables	2	1,146	322	123	(1,593)	—
Total current assets	4	1,165	1,104	1,592	(1,593)	2,272
Non-current assets						—
Property, plant and equipment, net	—	—	296	162	—	458
Goodwill	—	—	6,022	2,330	—	8,352
Other intangible assets, net	—	—	4,513	529	—	5,042
Deferred tax assets	2	20	—	109	—	131
Other non-current assets	—	7	241	82	—	330
Equity investment in subsidiaries	4,230	1,222	4,190	—	(9,642)	—
Intercompany loans	25	8,608	1,829	140	(10,602)	—
Total assets	$4,261	$11,022	$18,195	$4,944	$(21,837)	$16,585
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$101	$422	$492	$—	$1,015
Deferred revenues	—	—	204	124	$—	328
Income tax liabilities	—	2	47	149	$—	198
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	22	40	5	$—	67
Intercompany payables	—	—	1,300	293	(1,593)	—
Total current liabilities	—	125	2,013	1,063	(1,593)	1,608
Non-current liabilities						—
Long-term debt and capital lease obligations	—	8,247	113	17	—	8,377
Deferred tax liabilities	—	71	1,063	85	—	1,219
Intercompany loans	—	62	10,173	367	(10,602)	—
Other non-current liabilities	2	2	603	314	—	921
Total liabilities	2	8,507	13,965	1,846	(12,195)	12,125
Total stockholders’ equity	4,259	2,515	4,230	2,897	(9,642)	4,259
Noncontrolling interests	—	—	—	201	—	201
Total equity	4,259	2,515	4,230	3,098	(9,642)	4,460
Total liabilities and equity	$4,261	$11,022	$18,195	$4,944	$(21,837)	$16,585

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$5	$1	$219	$529	$—	$754
Trade and other receivables, net	2	—	478	691	—	1,171
Prepaid expenses and other current assets	—	—	185	112	—	297
Intercompany receivables	—	862	312	167	(1,341)	—
Total current assets	7	863	1,194	1,499	(1,341)	2,222
Non-current assets
Property, plant and equipment, net	—	—	307	164	—	471
Goodwill	—	—	5,728	2,117	—	7,845
Other intangible assets, net	—	—	4,248	488	—	4,736
Deferred tax assets	2	—	(1)	126	—	127
Other non-current assets	—	3	245	81	—	329
Equity investment in subsidiaries	4,117	1,079	4,222	—	(9,418)	—
Intercompany loans	25	11,533	3,332	150	(15,040)	—
Total assets	$4,151	$13,478	$19,275	$4,625	$(25,799)	$15,730
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$52	$479	$481	$—	$1,012
Deferred revenues	—	—	172	125	—	297
Income tax liabilities	—	2	36	59	—	97
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	145	35	8	—	188
Intercompany payables	47	2	988	304	(1,341)	—
Total current liabilities	47	201	1,710	977	(1,341)	1,594
Non-current liabilities
Long-term debt and capital lease obligations	—	7,611	106	21	—	7,738
Deferred tax liabilities	—	71	1,027	77	—	1,175
Intercompany loans	—	2,985	11,708	347	(15,040)	—
Other non-current liabilities	2	4	609	315	—	930
Total liabilities	49	10,872	15,160	1,737	(16,381)	11,437
Total stockholders’ equity	4,102	2,606	4,117	2,695	(9,418)	4,102
Noncontrolling interests	—	—	(2)	193	—	191
Total equity	4,102	2,606	4,115	2,888	(9,418)	4,293
Total liabilities and equity	$4,151	$13,478	$19,275	$4,625	$(25,799)	$15,730

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(48)	$193	$424	$235	$804
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(573)	(22)	(595)
Additions to property, plant and equipment and other assets	—	—	(29)	(26)	(55)
Additions to intangible assets	—	—	(218)	(46)	(264)
Proceeds from the sale of property, plant and equipment and other assets	—	—	28	—	28
Other investing activities	—	—	(1)	(1)	(2)
Net cash used in investing activities	—	—	(793)	(95)	(888)
Financing activities:
Repayments of debt	—	(2,288)	—	(1)	(2,289)
Proceeds from the issuance of debt, net of issuance costs	—	2,745	—	—	2,745
Decrease in other short-term borrowings	—	—	—	(5)	(5)
Cash dividends paid to stockholders	(353)	—	—	—	(353)
Repurchase of common stock	(117)	—	—	—	(117)
Activity under stock plans	28	—	(7)	—	21
Proceeds from employee stock purchase plan	5	—	—	—	5
Capital leases	—	—	(40)	(2)	(42)
Settlement of intercompany and other financing activities	481	(632)	273	(135)	(13)
Net cash provided by/(used in) financing activities	44	(175)	226	(143)	(48)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	43	40
Net decrease in cash and cash equivalents	(4)	18	(146)	40	(92)
Cash and cash equivalents at beginning of period	5	1	219	529	754
Cash and cash equivalents at end of period	$1	$19	$73	$569	$662

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2016

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(4)	$170	$412	$175	$753
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(239)	(24)	(263)
Additions to property, plant and equipment and other assets	—	—	(41)	(42)	(83)
Additions to intangible assets	—	—	(205)	(36)	(241)
Other investing activities	—	—	(1)	(3)	(4)
Net cash used in investing activities	—	—	(486)	(105)	(591)
Financing activities:
Net borrowings under revolving credit facility	—	—	193	—	193
Repayments of debt	—	(101)	—	—	(101)
Proceeds from the issuance of debt, net of issuance costs		496			496
Cash dividends paid to stockholders	(323)	—	—	—	(323)
Repurchase of common stock	(394)	—	—	—	(394)
Activity under stock plans	91	—	(19)	—	72
Settlement of intercompany and other financing activities	622	(547)	(82)	(26)	(33)
Net cash (used in)/provided by financing activities	(4)	(152)	92	(26)	(90)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	15	17
Net (decrease)/increase in cash and cash equivalents	(8)	18	20	59	89
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$(7)	$18	$27	$408	$446

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2016 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 17, 2017, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2016 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report, except as required by law. Unless required or indicated by context or otherwise stated, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

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

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of our condensed consolidated financial statements. For the nine months ended September, 30, 2017, our condensed consolidated statement of operations includes $148 million of revenues related to the Gracenote acquisition.

The purchase price was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	56
Property and equipment	12
Goodwill	314
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(21)
Deferred tax liabilities	(110)
Other long-term liabilities	(7)
Total	$585

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

The provisional allocation of the purchase price to goodwill and identified intangible assets was $314 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to our Watch segment. As of September 30, 2017, $23 million of goodwill is expected to be deductible for income tax purposes.

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

We incurred acquisition-related expenses of $6 million for the nine months ended September 30, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Gracenote for the three and nine months ended September 30, 2017, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended September 30,		Nine months Ended September 30,
(IN MILLIONS)	2017	2016	2017	2016
Revenues	$1,641	$1,618	$4,829	$4,799
Income from continuing operations	$150	$124	$356	$327

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

For the nine months ended September 30, 2017, excluding Gracenote, we paid cash consideration of $28 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2017, the impact on our consolidated results of operations would not have been material.

For the nine months ended September 30, 2016, we paid cash consideration of $252 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2016, the impact on our consolidated results of operations would not have been material.

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

	Nine months Ended September 30,
	2017	2016
U.S. Dollar	59%	60%
Euro	10%	10%
Other Currencies	31%	30%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.11 to €1.00 and $1.12 to €1.00 for the nine months ended September 30, 2017 and 2016, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Accounts Receivable

During the nine months ended September 30, 2017, we sold $67 million of accounts receivable to a third party and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2017, $56 million remained outstanding. The sale was accounted for as a true sale, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $67 million from the sale were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2017	2016
Revenues	$1,641	$1,570
Cost of revenues, exclusive of depreciation and amortization shown separately below	692	642
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	445	452
Depreciation and amortization	160	151
Restructuring charges	7	29
Operating income	337	296
Interest income	1	1
Interest expense	(95)	(85)
Foreign currency exchange transaction gains, net	—	2
Other expense, net	(1)	—
Income from continuing operations before income taxes	242	214
Provision for income taxes	(92)	(82)
Net income	150	132
Net income attributable to noncontrolling interests	4	2
Net income attributable to Nielsen stockholders	$146	$130

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

Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies and may, therefore, have limitations as a comparative analytical tool.

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(IN MILLIONS)	2017	2016
Net income attributable to Nielsen stockholders	$146	$130
Interest expense, net	94	84
Provision for income taxes	92	82
Depreciation and amortization	160	151
EBITDA	492	447
Other non-operating expense, net	5	—
Restructuring charges	7	29
Stock-based compensation expense	8	11
Other items(a)	10	11
Adjusted EBITDA	$522	$498

(a)

Other items primarily consist of transaction related costs and business optimization costs for the three months ended September 30, 2017. Other items primarily consist of business optimization costs for the three months ended September 30, 2016.

Consolidated Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

Revenues increased 4.5% to $1,641 million for the three months ended September 30, 2017 from $1,570 million for the three months ended September 30, 2016, or an increase of 3.6% on a constant currency basis, excluding a 0.9% favorable impact of changes in foreign currency exchange rates. Excluding the Gracenote acquisition, revenues increased 0.8% or a decrease of 0.1% on a constant currency basis. Revenues within our Buy segment decreased 0.7% (2.1% on a constant currency basis). Revenues within our Watch segment increased 10.1% (9.7% on a constant currency basis). Revenues within our Watch segment excluding the Gracenote acquisition increased 2.4% (2.0% on a constant currency basis).  Refer to the “Business Segment Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 7.8% to $692 million for the three months ended September 30, 2017 from $642 million for the three months ended September 30, 2016, or an increase of 6.8% on a constant currency basis, excluding a 1.0% unfavorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment increased 3.0%, or 1.6% on a constant currency basis.  Excluding a 1.4% unfavorable impact of changes in foreign currency exchange rates, the increase in cost of revenues for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was due to continued global investments in our services partially offset by the sale of the Claritas business in December 2016.

Costs within our Watch segment increased 14.7% on a reported and constant currency basis.  Cost of revenues increased primarily due to the impact of the Gracenote acquisition and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.5% to $445 million for the three months ended September 30, 2017 from $452 million for the three months ended September 30, 2016, or a decrease of 2.4% on a constant currency basis, excluding a 0.9% unfavorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 4.3%, or 5.3% on a constant currency basis.  Excluding a 1.0% unfavorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to dispositions as we continue to execute our portfolio pruning initiatives.

Costs within our Watch segment increased 5.3%, or 4.5% on a constant currency basis. Excluding a 0.8% unfavorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased primarily due to the impact of the Gracenote acquisition.

Depreciation and Amortization

Depreciation and amortization expense was $160 million for the three months ended September 30, 2017 as compared to $151 million for the three months ended September 30, 2016. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired as part of the Gracenote acquisition on February 1, 2017.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $54 million for the three months ended September 30, 2017 from $53 million for the three months ended September 30, 2016.

Restructuring Charges

We recorded $7 million and $29 million in restructuring charges relating to employee severance costs associated with productivity initiatives for the three months ended September 30, 2017 and 2016, respectively.

Operating Income

Operating income for the three months ended September 30, 2017 was $337 million as compared to $296 million for the three months ended September 30, 2016. Operating income within our Buy segment was $85 million for the three months ended September 30, 2017 as compared to $79 million for the three months ended September 30, 2016. Operating income within our Watch segment was $280 million for the three months ended September 30, 2017 as compared to $259 million for the three months ended September 30, 2016. Corporate operating expenses were $28 million for the three months ended September 30, 2017 as compared to $42 million for the three months ended September 30, 2016.

Interest Expense

Interest expense was $95 million for the three months ended September 30, 2017 as compared to $85 million for the three months ended September 30, 2016. This increase is primarily due to higher average debt balances including the incurrence of an additional $500 million 5.00% Senior Notes in January 2017 and higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.18 to €1.00 for the three months ended September 30, 2017 as compared to $1.12 to €1.00 for the three months ended September 30, 2016.

We realized net foreign currency exchange transaction gains of $2 million for the three months ended September 30, 2016, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions and a gain of $2 million from the revaluation of our U.S. denominated debt held in EURO functional currency entities, partially offset by a loss of $4 million associated with foreign currency derivative financial instruments.

Income Taxes

The effective tax rate for each of the three months ended September 30, 2017 and 2016 was 38%, respectively. The tax rate for the three months ended September 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The estimated liability for unrecognized tax benefits as of December 31, 2017 is $436 million and was $432 million as of December 31, 2016. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 4.8% to $522 million for the three months ended September 30, 2017 from $498 million for the three months ended September 30, 2016, or 4.0% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. See “Results of Operations – Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	% Variance 2017 vs. 2016 Reported	Three Months Ended September 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Emerging Markets	$297	$267	11.2%	$268	10.8%
Developed Markets	491	509	(3.5)%	519	(5.4)%
Core Buy	788	776	1.5%	787	0.1%
Corporate	15	33	(54.5)%	33	(54.5)%
Buy Segment	$803	$809	(0.7)%	$820	(2.1)%

Marketing Effectiveness	$89	$75	18.7%	$77	15.6%
Audio	127	137	(7.3)%	137	(7.3)%
Audience Measurement (Video and Text)	580	496	16.9%	498	16.5%
Core Watch	796	708	12.4%	712	11.8%
Corporate/Other Watch	42	53	(20.8)%	52	(19.2)%
Watch Segment	$838	$761	10.1%	$764	9.7%
Total Core (Buy/Watch)	1,584	1,484	6.7%	1,499	5.7%
Total	$1,641	$1,570	4.5%	$1,584	3.6%

Buy Segment Revenues

Revenues decreased 0.7% to $803 million for the three months ended September 30, 2017 from $809 million for the three months ended September 30, 2016, or 2.1% on a constant currency basis, excluding a 1.4% favorable impact of changes in foreign currency exchange rates.

Revenues from emerging markets increased 11.2% to $297 million, or 10.8% on a constant currency basis. Excluding a 0.4% favorable impact of changes in foreign currency exchange rates, revenue growth was driven by our global footprint, coverage expansion and broad product offerings which continue to position us well with both local and multinational clients.  For the three months ended September 30, 2017, these investments drove double-digit growth in India and Eastern Europe along with high single-digit growth in South East Asia and China.

Revenues from developed markets decreased 3.5% to $491 million, or 5.4% on a constant currency basis. Excluding a 1.9% favorable impact of changes in foreign currency exchange rates, revenues decreased as a result of softness in the U.S. market.

Revenues from Corporate Buy decreased 54.5% to $15 million on a reported and constant currency basis due to the sale of the Claritas business in December 2016. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 10.1% to $838 million for the three months ended September 30, 2017 from $761 million for the three months ended September 30, 2016, or 9.7% on a constant currency basis. Excluding the Gracenote acquisition, revenues increased 2.4% (2.0% on a constant currency basis). Excluding a 0.4% favorable impact of changes in foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 16.9% (16.5% on a constant currency basis). Excluding the Gracenote acquisition, Audience Measurement of Video and Text revenues increased 5.0% (4.6% on a constant currency basis) due to our ongoing investments and continued client adoption of our Total Audience Measurement initiative. Audio revenues decreased 7.3% on a reported and constant currency basis for the quarter primarily due to timing of deliverables. Our Marketing Effectiveness revenue grew 18.7% (15.6% on a constant currency basis), due to the continued strength in audience-based solutions that help advertisers and publishers measure the return on investment in media spend and investments in our product portfolio. Corporate/Other Watch revenues decreased by 20.8% (19.2% on a constant currency basis) due to our continued exit of non-core media analytics products. Our Core Watch revenue grew 12.4%, or 11.8% on a constant currency basis. Excluding the Gracenote acquisition, our Core Watch revenue grew 4.1% (3.5% on a constant currency basis).

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2017 and 2016, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision making group and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$85	$4	$53	$3	$—	$145
Watch	280	2	106	2	—	390
Corporate and Eliminations	(28)	1	1	3	10	(13)
Total Nielsen	$337	$7	$160	$8	$10	$522

THREE MONTHS ENDED SEPTEMBER 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$79	$15	$53	$3	$—	$150
Watch	259	2	97	2	—	360
Corporate and Eliminations	(42)	12	1	6	11	(12)
Total Nielsen	$296	$29	$151	$11	$11	$498

(1)

For the three months ended September 30, 2017, other items primarily consist of transaction related costs and business optimization costs. For the three months ended September 30, 2016, other items primarily consist of business optimization costs

(IN MILLIONS)	Three Months Ended September 30, 2017 Reported	Three Months Ended September 30, 2016 Reported	% Variance 2017 vs. 2016 Reported	Three Months Ended September 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$145	$150	(3.3)%	$153	(5.2)%
Watch	390	360	8.3%	362	7.7%
Corporate and Eliminations	(13)	(12)	NM	(13)	NM
Total Nielsen	$522	$498	4.8%	$502	4.0%

Buy Segment Profitability

Operating income was $85 million for the three months ended September 30, 2017 as compared to $79 million for the three months ended September 30, 2016. The increase was driven primarily by a decrease in restructuring charges for the three months ended September 30, 2017 partially offset by the revenue performance discussed above. Non-GAAP business segment income decreased 5.2% on a constant currency basis.

Watch Segment Profitability

Operating income was $280 million for the three months ended September 30, 2017 as compared to $259 million for the three months ended September 30, 2016. The increase was driven primarily by the revenue performance discussed above partially offset by an increase in depreciation and amortization expense for the three months ended September 30, 2017. Non-GAAP business segment income increased 7.7% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $28 million for the three months ended September 30, 2017 as compared to $42 million for the three months ended September 30, 2016, due primarily to lower restructuring charges and stock-based compensation expense for the three months ended September 30, 2017.

Results of Operations – Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine months Ended September 30,
(IN MILLIONS)	2017	2016
Revenues	$4,811	$4,653
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,031	1,937
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,387	1,391
Depreciation and amortization	477	450
Restructuring charges	48	73
Operating income	868	802
Interest income	3	3
Interest expense	(277)	(247)
Foreign currency exchange transaction losses, net	(9)	(3)
Other expense, net	(3)	—
Income from continuing operations before income taxes	582	555
Provision for income taxes	(226)	(208)
Net income	356	347
Net income attributable to noncontrolling interests	8	4
Net income attributable to Nielsen stockholders	$348	$343

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2017 and 2016:

	Nine months Ended September 30,
(IN MILLIONS)	2017	2016
Net income attributable to Nielsen stockholders	$348	$343
Interest expense, net	274	244
Provision for income taxes	226	208
Depreciation and amortization	477	450
EBITDA	1,325	1,245
Other non-operating expense, net	20	7
Restructuring charges	48	73
Stock-based compensation expense	35	37
Other items(a)	28	28
Adjusted EBITDA	$1,456	$1,390

(a)

Other items primarily consist of transaction related costs and business optimization costs for the nine months ended September 30, 2017. Other items primarily consist of business optimization costs for the nine months ended September 30, 2016.

Consolidated Results for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

Revenues

Revenues increased 3.4% to $4,811 million for the nine months ended September 30, 2017 from $4,653 million for the nine months ended September 30, 2016, or an increase of 3.6% on a constant currency basis, excluding a 0.2% unfavorable impact of changes in foreign currency exchange rates. Excluding the Gracenote acquisition, revenues increased 0.2% (0.5% on a constant currency basis). Revenues within our Buy segment decreased 2.9% (2.6% on a constant currency basis). Revenues within our Watch segment increased 10.4% (10.6% on a constant currency basis). Revenues within our Watch segment excluding the Gracenote acquisition increased 3.7% (3.8% on a constant currency basis). Refer to the “Business Segment Results for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 4.9% to $2,031 million for the nine months ended September 30, 2017 from $1,937 million for the nine months ended September 30, 2016, or an increase of 5.2% on a constant currency basis, excluding a 0.3% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 0.5%, or 0.2% on a constant currency basis.  Excluding a 0.3% favorable impact of changes in foreign currency exchange rates, cost of revenues decreased primarily due to the sale of the Claritas business in December 2016 partially offset by the continued global investment in our services.

Costs within our Watch segment increased 10.5%, or 10.8% on a constant currency basis. Excluding a 0.3% favorable impact of changes in foreign currency exchange rates, cost of revenues increased primarily due to the impact of the Gracenote acquisition and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 0.3% to $1,387 million for the nine months ended September 30, 2017 from $1,391 million for the nine months ended September 30, 2016, or an increase of 0.3% on a constant currency basis, excluding a 0.6% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 5.9%, or 5.2% on a constant currency basis. Excluding a 0.7% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to productivity initiatives and dispositions as we continue to execute our portfolio pruning initiatives.

Costs within our Watch segment increased 15.2%, or 15.5% on a constant currency basis. Excluding a 0.3% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased primarily due to the impact of the Gracenote acquisition and investments in product development initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $477 million for the nine months ended September 30, 2017 as compared to $450 million for the nine months ended September 30, 2016. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired as part of the Gracenote acquisition on February 1, 2017.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $164 million for the nine months ended September 30, 2017 from $158 million for the nine months ended September 30, 2016.

Restructuring Charges

We recorded $48 million in restructuring charges relating to employee severance associated with productivity initiatives for the nine months ended September 30, 2017.

We recorded $73 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs for the nine months ended September 30, 2016.

Operating Income

Operating income for the nine months ended September 30, 2017 was $868 million as compared to $802 million for the nine months ended September 30, 2016. Operating income within our Buy segment was $219 million for the nine months ended September 30, 2017 as compared to $216 million for the nine months ended September 30, 2016. Operating income within our Watch segment was $734 million for the nine months ended September 30, 2017 as compared to $684 million for the nine months ended September 30, 2016. Corporate operating expenses were $85 million for the nine months ended September 30, 2017 as compared to $98 million for the nine months ended September 30, 2016.

Interest Expense

Interest expense was $277 million for the nine months ended September 30, 2017 as compared to $247 million for the nine months ended September 30, 2016. This increase is primarily due to higher average debt balances including the incurrence of an additional $500 million 5.00% Senior Notes in January 2017 and higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.11 to €1.00 for the nine months ended September 30, 2017 as compared to $1.12 to €1.00 for the nine months ended September 30, 2016.

We realized net foreign currency transaction losses of $9 million for the nine months ended September 30, 2017, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

We realized net foreign currency transaction losses of $3 million for the nine months ended September 30, 2016, resulting primarily from the loss of $3 million associated with foreign currency derivative financial instruments.

Income Taxes

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 39% and 37%, respectively. The tax rate for the nine months ended September 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The tax rate for the nine months ended September 30, 2016 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and release of certain tax contingencies.

Adjusted EBITDA

Adjusted EBITDA increased 4.7% to $1,456 million for the nine months ended September 30, 2017 from $1,390 million for the nine months ended September 30, 2016, or 4.5% on a constant currency basis, excluding a 0.2% favorable impact of changes in foreign currency exchange rates. See “Results of Operations – Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016	% Variance 2017 vs. 2016 Reported	Nine months Ended September 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Emerging Markets	$860	$780	10.3%	$780	10.3%
Developed Markets	1,472	1,551	(5.1)%	1,543	(4.6)%
Core Buy	2,332	2,331	(0.0)%	2,323	0.4%
Corporate	51	123	(58.5)%	123	(58.5)%
Buy Segment	$2,383	$2,454	(2.9)%	$2,446	(2.6)%

Marketing Effectiveness	$237	$204	16.2%	$204	16.2%
Audio	370	380	(2.6)%	380	(2.6)%
Audience Measurement (Video and Text)	1,682	1,459	15.3%	1,459	15.3%
Core Watch	2,289	2,043	12.0%	2,043	12.0%
Corporate/Other Watch	139	156	(10.9)%	153	(9.2)%
Watch Segment	$2,428	$2,199	10.4%	$2,196	10.6%
Total Core (Buy/Watch)	4,621	4,374	5.6%	4,366	5.8%
Total	$4,811	$4,653	3.4%	$4,642	3.6%

Buy Segment Revenues

Revenues decreased 2.9% to $2,383 million for the nine months ended September 30, 2017 from $2,454 million for the nine months ended September 30, 2016, or 2.6% on a constant currency basis, excluding a 0.3% unfavorable impact of changes in foreign currency exchange rates.

Revenues from emerging markets increased 10.3% to $860 million on a reported and constant currency basis. Revenue growth was driven by our global footprint, coverage expansion and broad product offerings which continue to position us well with both local and multinational clients.  For the nine months ended September 30, 2017, these investments drove double-digit growth in South East Asia, Latin America, India and Eastern Europe along with high single-digit growth in China.

Revenues from developed markets decreased 5.1% to $1,472 million, or 4.6% on a constant currency basis. Excluding a 0.5% unfavorable impact of changes in foreign currency exchange rates, revenues decreased as a result of softness in the U.S. partially offset by growth in our European developed markets.

Revenues from Corporate Buy decreased 58.5% to $51 million on a reported and constant currency basis primarily due to the sale of the Claritas business in December 2016. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 10.4% to $2,428 million for the nine months ended September 30, 2017 from $2,199 million for the nine months ended September 30, 2016 or an increase of 10.6% on a constant currency basis. Excluding the Gracenote acquisition, revenues increased 3.7% (3.8% on a constant currency basis).  Excluding a 0.1% unfavorable impact of changes in foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 15.3% on a reported and constant currency basis. Excluding the Gracenote acquisition, Audience Measurement of Video and Text revenues increased 5.1% on a reported and constant currency basis due to our ongoing investments and continued client adoption of our Total Audience Measurement initiative. Audio revenues were decreased 2.6% on a reported and constant currency basis for the period primarily due to timing of deliverables. Our Marketing Effectiveness revenue grew 16.2% on a reported and constant currency basis, due to the continued strength in audience-based solutions that help advertisers and publishers measure the return on investment in media spend and investments in our product portfolio. Corporate/Other Watch revenues decreased by 10.9% (9.2% on a constant currency basis) due to our continued exit of non-core media analytics products. Our Core Watch revenue grew 12.0% on a reported and constant currency basis. Excluding the Gracenote acquisition, our Core Watch revenue grew 4.8% on a reported and constant currency basis.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$219	$31	$156	$10	$—	$416
Watch	734	9	318	9	—	1,070
Corporate and Eliminations	(85)	8	3	16	28	(30)
Total Nielsen	$868	$48	$477	$35	$28	$1,456

NINE MONTHS ENDED SEPTEMBER 30, 2016 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$216	$42	$158	$12	$2	$430
Watch	684	7	289	7	2	989
Corporate and Eliminations	(98)	24	3	18	24	(29)
Total Nielsen	$802	$73	$450	$37	$28	$1,390

(1)

Other items primarily consist of transaction related costs and business optimization costs for the nine months ended September 30, 2017. Other items primarily consist of business optimization costs for the nine months ended September 30, 2016.

(IN MILLIONS)	Nine Months Ended September 30, 2017 Reported	Nine Months Ended September 30, 2016 Reported	% Variance 2017 vs. 2016 Reported	Nine Months Ended September 30, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$416	$430	(3.3)%	$434	(4.1)%
Watch	1,070	989	8.2%	989	8.2%
Corporate and Eliminations	(30)	(29)	NM	(30)	NM
Total Nielsen	$1,456	$1,390	4.7%	$1,393	4.5%

Buy Segment Profitability

Operating income was $219 million for the nine months ended September 30, 2017 as compared to $216 million for the nine months ended September 30, 2016 primarily due to lower restructuring charges, depreciation and amortization expense, stock-based compensation expense, transaction related costs and business optimization costs partially offset by the revenue performance mentioned above. Non-GAAP business segment income decreased 4.1% on a constant currency basis.

Watch Segment Profitability

Operating income was $734 million for the nine months ended September 30, 2017 as compared to $684 million for the nine months ended September 30, 2016. The increase was driven primarily by the revenue performance discussed above, partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 8.2% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $85 million for the nine months ended September 30, 2017 as compared to $98 million for the nine months ended September 30, 2016 primarily due to lower restructuring charges for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $804 million during the nine months ended September 30, 2017 as compared to $753 million for the nine months ended September 30, 2016, an increase of $51 million. This increase was primarily due to the timing of vendor and client payments, partially offset by higher tax and interest payments. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2017 and 2016:

(IN MILLIONS)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net cash from operating activities	$804	$753
Cash and cash equivalents	$662	$446
Availability under revolving credit facility	$564	$212

Of the $662 million in cash and cash equivalents, approximately $550 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Weighted average interest rate	4.24%	4.02%
Cash paid for interest, net of amounts capitalized (in millions)	$214	$191

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of September 30, 2017, we were in full compliance with the financial covenant described above.

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

As of September 30, 2017 and 2016, we had zero and $357 million borrowings outstanding and had outstanding letters of credit of $11 million and $6 million, respectively. As of September 30, 2017, we had $564 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2016 and the nine months ended September 30, 2017.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34

On October 19, 2017, our Board declared a cash dividend of $0.34 per share of our common stock. The dividend is payable on December 5, 2017 to stockholders of record at the close of business on November 21, 2017.

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

As of September 30, 2017, there have been 36,588,112 shares of our common stock purchased at an average price of $45.88 per share (total consideration of approximately $1,679 million) under this program.

The activity for the nine months ended September 30, 2017 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2016 Activity
January 1- 31	—	—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
April 1-30	—	—	—	$395,903,537
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	—	—	$354,426,944
July 1-31	—	—	—	$354,426,944
August 1-31	698,062	$41.77	698,062	$325,268,111
September 1-30	102,461	$39.25	102,461	$321,246,116
Total	36,588,112	$45.88	36,588,112

Cash Flows

Operating activities. Net cash provided by operating activities was $804 million for the nine months ended September 30, 2017, as compared to $753 million for the nine months ended September 30, 2016. This increase was primarily due to the timing of vendor and client payments, partially offset by higher tax and interest payments. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $888 million for the nine months ended September 30, 2017, as compared to $591 million for the nine months ended September 30, 2016. The primary driver for the increase was higher acquisition payments during the nine months ended September 30, 2017 as compared to the same period for 2016.

Financing activities. Net cash used in financing activities was $48 million for the nine months ended September 30, 2017 as compared to $90 million for the nine months ended September 30, 2016. The decrease in net cash used in financing activities was primarily due lower share repurchasing, as described in the “Dividends and Share Repurchase Program” as compared to the same period of 2016, partially offset by lower net borrowings of the revolving credit facility and higher dividends payments during the nine months ended September 30, 2017 as compared to the same period of 2016.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $319 million for the nine months ended September 30, 2017 as compared to $324 million for the nine months ended September 30, 2016. In addition, we received $28 million of proceeds from the sale of certain property, plant and equipment and other assets during the nine months ended September 30, 2017.

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

Derivatives and Hedging

In August 2017, the FASB issued Accounting Standards Update (“ASU”) “Derivatives and Hedging- Targeted Improvements to Accounting for Hedging Activities)” (“ASU 2017-12”). The amendments expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the standard simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this ASU during the third quarter 2017. See footnote 8 “Fair Value Measurement”, for the additional disclosures related to this ASU. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

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

Subsequent Event

Outsourced Services Agreements

In October 2017, we amended and restated in its entirety, our Amended and Restated Master Services Agreement, dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) (as amended prior to the Second Amendment and Restatement, the “Prior Agreement”) by entering into a Second Amended and Restated Master Services Agreement (the “Agreement”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with TCS. The term of the Agreement has been extended for an additional five years, so as to expire on December 31, 2025, with three one-year renewal options granted us. We have committed to purchase services from TCS from the Effective Date through the remaining term of the Agreement (the “Minimum Commitment”) in the amount of $2.25 billion, including a commitment to purchase at least $320 million in services per year from 2017 through 2020, $186 million in services per year from 2021 through 2024, and $139.5 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). In connection with the entry into the Agreement, the parties have agreed to terminate the separate Global Infrastructure Services Agreement between them as of the

Effective Date and include the services provided thereunder in one or more Statements of Work (“SOWs”) arising under the Agreement. TCS’s charges under such SOWs will continue to be credited against the Minimum Commitment and the Annual Commitment. TCS will globally provide us with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning. As we order specific services under the Agreement, the parties will execute SOWs describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 41% of our revenues and 43% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2017. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

During the nine months ended September 30, 2017 and 2016, we recorded a net loss of zero and $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of September 30, 2017 and December 31, 2016, the notional amount of outstanding foreign currency derivative financial instruments were $79 million and $77 million, respectively.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2017:

	U.S. Dollar	Euro	Other Currencies
Revenues	59%	10%	31%
Operating costs	57%	10%	33%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2017, we had $4,073 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,550 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $25 million ($41 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the nine months ended September 30, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31	—	—	—	$354,426,944
August 1-31	698,062	$41.77	698,062	$325,268,111
September 1-30	102,461	39.25	102,461	$321,246,116
Total	800,523	$41.45	800,523
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

Exhibit Number	Description of Exhibits

4.1*	Fourth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee

4.2*	Fifth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee

4.3*	Sixteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Delaware Trust Company, as trustee

4.4*	Seventeenth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Delaware Trust Company, as trustee

4.5*	Eighteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee

4.6*	Nineteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee

4.7*	Twentieth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Delaware Trust Company, as trustee

4.8*	Twenty-First Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Delaware Trust Company, as trustee

10.1*†	Nielsen Holdings plc Severance Policy for Section 16 Officers and United-States-Based Senior Executives

31.1*	CEO 302 Certification Pursuant to Rule 13(a)-14(a)/15d-14(a)

31.2*	CFO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith
†	Management contract or compensatory plan.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nielsen Holdings plc (Registrant)

Date: October 25, 2017	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer