Form 10-K
period 2017-12-31
Nielsen Holdings plc
filed 2018-02-08
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2017, the last day of business of our most recently completed second fiscal quarter, was $13,764 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $38.66 per share.

There were 356,644,122 shares of the registrant’s Common Stock outstanding as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2018 annual meeting of stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Background and Business Overview

We are a leading global performance management company. We provide to clients a comprehensive understanding of what consumers watch and what they buy and how those choices intersect.  We deliver critical media and marketing information, analytics and manufacturer and retailer expertise about what and where consumers buy (referred to herein as “Buy”) and what consumers read, watch and listen to (consumer interaction across the television, radio, print, online, digital, mobile viewing and listening platforms referred to herein as “Watch”) on a local and global basis. Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries and our services cover more than 90 percent of the globe’s GDP and population.  We have significant investments in resources and associates all over the world, including in many emerging markets, and hold leading market positions in many of our services and geographies. Based on the strength of the Nielsen brand, our scale and the breadth and depth of our solutions, we believe we are the global leader in measuring and analyzing consumer behavior in the segments in which we operate.

We help our clients enhance their interactions with consumers and make critical business decisions that we believe positively affect their sales and profitability. Our data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflow. Our long-term client relationships are made up largely of multi-year contracts and high contract renewal rates. The average length of relationship with our top ten clients, which include Comcast Corporation, The Coca-Cola Company, NBC Universal, Nestle S.A., The Procter & Gamble Company, Twenty-First Century Fox and the Unilever Group, is more than 30 years. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments.

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

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods (“CPG”) industry. According to Deloitte, the aggregate retail revenue of the Top 250 global retailers approached $4.4 trillion in 2017. Our broad coverage focuses not only on this modern class of global retailer but also the thousands of traditional trade retailers that have significant presence in emerging markets. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets globally and our data is used to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy services also enable our clients to better manage their brands, uncover new sources of demand, manage their supply chain issues, launch and grow new services, analyze their sales, drive merchandising efficiency and effectiveness in-store and improve their marketing mix and establish more effective consumer relationships. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan, South Korea and Australia while emerging markets primarily include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Buy segment represented approximately 49% of our consolidated revenues in 2017.

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, print, online, digital, mobile viewing and listening platforms. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising including television, radio, print, online and mobile platforms is projected to reach $592 billion by end of 2018. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content and by our advertising clients to plan, transact, and optimize their media spending. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace. According to eMarketer, U.S. TV ad spending is expected to be $73 billion U.S. dollars in 2017. In addition to the United States, our technology is used to measure television viewing in 31 other countries. We also measure markets that account for nearly 80% of global TV ad spend and offer measurement and analytic services in 59 countries, including the United States, where we are the market leader. Our ratings are also the primary metrics used to determine the value of programming and advertising in the U.S. radio advertising marketplace.  According to eMarketer, U.S. Radio ad spend is expected to be $14 billion U.S. dollars in 2017. Lastly, our ratings are used by the top 25 Global Advertisers for digital campaigns to help determine the value of advertising in the premium Digital Video Marketplace. According to eMarketer, U.S. Digital ad revenues are expected to be $83 billion U.S. dollars in 2017. Our Watch segment represented approximately 51% of our consolidated revenue in 2017.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For over 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. Our Company, originally incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (collectively, the “Sponsors”). In January 2011, our Company consummated an initial public offering of our common stock and our shares started trading on the New York Stock Exchange under the symbol “NLSN”. On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publicly traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger. The Sponsors that held equity interests in Nielsen at the time of the January 2011 initial public offering have disposed of such interests.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the CPG industry. Within our Buy segment, in 2017, 62% of revenues came from Developed markets, 36% came from Emerging markets and 2% came from Corporate Buy which represents slow growth and non-core services that are part of our portfolio pruning initiatives. For the year ended December 31, 2017, revenues from our Buy segment represented approximately 49% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five segment clients represented approximately 20% of our segment revenues for the year ended December 31, 2017 and the average length of relationship with these same clients is over 30 years. No single client accounted for 10% or more of our Buy segment revenues in 2017.

Connected System

Our retail and manufacturing clients face a business environment that is constantly evolving. New channels are emerging and innovative, nimble competitors are taking advantage of new consumer trends to capture market share. Consumers have better access to information on products and pricing than ever before. Assets that were previously barriers to entry and sources of competitive advantage like scale, global reach and an estate of physical stores can turn into liabilities that hamper the ability to compete with new models.

The advancements in technology that underpin these changes also hold opportunities. There has been a proliferation in the amount of data to help understand consumers better, reach them in a more personal way and make smarter, more actionable decisions. Harnessing this complex and varied amount of data demands new approaches and connectivity. Our clients need to:

●	know their consumers and shoppers even better
●	move faster
●	align their teams and vendors
●	win in omni-channel
●	make smarter decisions and investments

To help our clients meet these challenges, we are working on a system, known as the Connected System, to connect the most comprehensive measurement of consumer behavior with built-in analytics that feed an ecosystem of applications to drive activation. We believe that our Connected System will help our clients move quickly from understanding what is happening in their markets and why to knowing what next steps will improve performance. The Connected System will be:

●

Open: The system makes it easy to integrate data from any source and equally easy to extract data to be used in other systems. The system also supports a Connected Partner Program - an ecosystem of companies serving CPG/retail and incorporating Nielsen data in their solutions which makes it easy for clients to connect their network of partners.

●	Simple: Intuitive design and alerts makes the system simple to use while focusing on the user’s key performance indicators. Analytics are presented to the user in a way that is easy to interpret.
●	Flexible: Utilities in the platform allow clients to enrich data, produce customized views and plug in their own tools and applications.
●

Actionable: Supporting an ecosystem of applications from Nielsen and partners so that clients can focus on execution. Guided workflows make collaboration across teams (and suppliers) quicker and smoother.

For our clients this means:

●	One version of the truth across the enterprise through integrated data
●	Teams that are connected and informed of the actions of other teams
●	Access to analytics that are at the center of everyday decisions
●	A cost-efficient approach that delivers profitable growth

Retail Measurement Services

We are a global leader in retail measurement services. Our retail sales data provides market share, competitive sales volumes, and insights into such activities as distribution, pricing, merchandising and promotion. By combining this detailed information with our in-house expertise (including world class data science methodologies and granular product and location reference data) and professional consultative services, we produce valuable insights that help our clients improve their manufacturing, marketing, distribution and sales decisions and grow their market share.

Depending on the sophistication of each country’s retailer systems, we collect retail sales information from stores using electronic point-of-sale technology and/or teams of local field auditors. Stores within our worldwide retail network include grocery, drug, convenience, discount, some wholesalers, specialty and eCommerce retailers, who, through various cooperation arrangements, share their sales data with us. The electronic retail sales information collected by stores through checkout scanners is transmitted directly to us. In certain emerging markets where electronic retail sales information is unavailable, we utilize field auditors to collect information through in-store inventory and price checks. For eCommerce retailers where electronic retail sales information is unavailable, we are increasingly using consumer sourced data to collect information by leveraging proven expertise developed in our Consumer Panel business. For all information we collect, our stringent quality control systems validate and confirm the source data. The data is then processed into databases that clients access using our proprietary software that allows them to query the information, conduct customized analysis and generate reports and alerts.

Consumer Panel Measurement

We maintain consumer panels around the world that help our clients understand consumer purchasing dynamics at the household level. Among other things, this information offers insight into shopper behavior such as trial and repeat purchase for new products, brand or retailer loyalty, and customer segmentation. In addition, our panel data augments our retail measurement information, providing blinded but detailed household demographics and can provide data in circumstances where we do not collect data from certain retailers.

Our consumer panels collect data from more than 250,000 household panelists across 25 countries, using a combination of in-home scanners and a mobile application to record purchases from each shopping trip. In the United States, for example, a demographically balanced set of approximately 100,000 households participate in the panel. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports.  Clients may access these databases to perform analyses

Analytical Services

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

We use consumer trends and comprehensive data analysis to advise our clients across their innovation process and apply a demand-driven approach to identify unmet consumer needs so they can develop breakthrough products. We use intelligence from comprehensive retail and consumer data analysis to inform client decisions on marketing spend for media, price, promotion and assortment. We help clients influence purchase decisions that shoppers make whether pre-store, in-store or online, and provide insights on how to market effectively along a shopper’s path to purchase. We also help clients drive profitable growth using demand-driven strategies that close the gap between consumer demand and sales, aligning what people watch to what people buy.

What Consumers Watch

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, print, online, digital and mobile viewing and listening platforms. For the year ended December 31, 2017, revenues from our Watch segment represented approximately 51% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, over 80% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five clients represented approximately 23% of segment revenues for the year ended December 31, 2017 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenues in 2017.

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

Nielsen Media Impact is an omni-channel planning system, providing insights about target audiences across platforms and devices, to optimize media plans to achieve advertising campaign objectives.  Media Impact is a tool for understanding how various media can be used together most effectively in a media plan to achieve reach, frequency and brand or sales impact.   With Media Impact, clients can identify the most effective channels for messaging to consumers, optimize channel mix with reach and impact, quantify impact by media channel and leverage impact data to improve tactical planning.  In the US, Media Impact is fueled by the Total Media Fusion, a granular, comprehensive data set of audiences and media behaviors across TV, computer, smartphone, tablet and other media channels, designed specifically for media planning and analytics.  Media Impact is a tool for media agencies, advertisers and media owners and is currently available in 9 international markets, with more planned for 2018.

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

We currently provide syndicated local qualitative measurement in 151 U.S. markets, as well as Puerto Rico, with an additional 57 markets being added in 2018.

Activation

We offer over 60,000 segments representing different demographics, psychographics, media consumption and buying behavior.  From top funnel insights, describing demographics, economic and job related parameters, to mid funnel insights describing content that viewers have expressed interest in, such as TV shows watched, restaurants dined at, stores shopped, etc. to insights on expressed intent.  These audiences describe individuals with high propensity of exhibiting future behaviors such as purchasing a specific car model, a financial product, airline tickets, and more.

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

Our technology is used to measure television viewing in 31 countries outside the United States, including Australia, Indonesia, Italy and Poland. The international television audience measurement industry operates on a different model than in the United States. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which is designated the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

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

We have developed our electronic Portable People MeterTM (“PPM®”) technology, which we deploy across many of our customer offerings and have licensed to other media information services companies to use in their media audience ratings services in countries outside of the United States. We have commercialized our PPM ratings service in 48 of the largest radio markets in the United States. Nielsen's PPM technology is also used commercially for National TV Out of Home and is planned for integration into Local TV measurement in 2018.

Digital Audience Measurement

We are a global provider of digital media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings in the various markets in which we operate to provide digital publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Through a combination of patented panel and census data collection methods, we measure and study the internet surfing, online buying, and video viewing (including television content) of digital audiences. In addition to measuring overall internet usage, Nielsen is the only company that has a Media Ratings Council (“MRC”) accredited age and gender people measurement across its U.S. Digital Ad Ratings and U.S. Digital in TV Ratings Services. Nielsen’s Digital Ad Ratings are now in 34 countries. Those 34 current Digital Ad Ratings markets account for about 93% of global digital ad spend.

Since 2010, Nielsen has been providing innovative census measurement in cooperation with third party data enrichment providers such as Facebook. We have privacy-protected and anonymous access to audience data from over 9.5 billion unique device IDs, which at this point is matched to over 350 million unique user profiles. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent. As newer forms of digital media such as video advertising, social media and applications become a greater proportion of consumer behavior, we are transitioning our portfolio of digital services, including discontinuation of certain legacy services in certain markets and the launch of other services, to address the evolving requirements of measuring digital audiences and better serve our clients.

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

To address the rapid growth of mobile internet consumption, we have deployed a combination of panel and census based measurement to capture internet, video and other media on mobile, smartphone, and tablet devices. In the U.S., Nielsen has deployed our mobile software development kit (SDK) to offer a comprehensive mobile advertising and content measurement for our media clients. In addition, our census demographic measurement uses the world's largest mobile demographic data set through our data enrichment providers. We offer mobile measurement and analytic services in 34 countries worldwide, including the United States, where we are a leader in the market for mobile audience measurement, and are focused on expanding our presence in other markets.

Nielsen Total Audience Measurement

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

Advertising Effectiveness

Nielsen Brand Effect provides a range of solutions to major clients, whether they are CPG manufacturers, retailers, media companies, or other verticals such as automotive, telecom or financial services, to help validate and optimize their advertising spend. We quantify the effectiveness of advertising by reporting behavioral observations, attitudinal changes and actual offline purchase activity. We offer services specific to television, digital and social marketing to determine “resonance” or impact of specific campaigns, by measuring objectives such as breakthrough, brand recall, purchase intent and effect on product and brand loyalty. These services can also help clients determine which elements of their advertising campaigns are more or less effective, including frequency of repetition, length of commercial and context. As part of these efforts, we collect and analyze more than 20 million surveys annually to measure consumer engagement and recall of advertisements across television and online to provide important insights on advertising and content effectiveness.

Nielsen Social is the leading provider of social TV measurement, audience engagement and advertising solutions for TV networks, agencies and advertisers, helping the industry measure, understand and act on TV-related across Facebook, Twitter and Instagram beginning in (beginning in January 2018).  Along with tracking program-related activity on Facebook and Twitter around linear airtimes, Nielsen Social also track social TV activity in the U.S. on a 24/7 basis for over 1,400 series and select special programs, including linear and over-the-top programming such as Netflix and Hulu, and over 2,000 brands and theatrical releases. Nielsen Social uses this data to power Social Content RatingsTM, the first standardized, third-party measurement of program-related activity across Facebook, Twitter and Instagram (beginning in January 2018), available via a syndicated dashboard. Social Content Ratings is also available in Italy, Australia, and Mexico.

Nielsen Catalina Solutions & Nielsen Buyer Insights

Nielsen has the most comprehensive Advertising Effectiveness Measurement in the industry.  We have pioneered the transition of demographic only insights to purchase behavior enhanced metrics.  Through these industry leading ventures, Nielsen delivers the broadest and deepest coverage of ROI and Media Planning across CPG, Restaurant, Retail, Travel, Pharmacy, etc.  Representing more than $80 billion in advertising spend and over $2 trillion in product purchase, Nielsen delivers on the deepest granular insights down to the merchant and UPC level (where applicable) against single source matched, demographically accurate viewership data.  Nielsen’s Catalina Solutions and Nielsen Buyer Insights product suites are utilized by every major media company in the U.S. for Upfronts, research, industry events and everyday negotiations.

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

Competitive Advantages

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial, marketing and other resources than we do and may benefit from other competitive advantages. See “Competitive Landscape” and “Risk Factors.” We face increasing competition, which could adversely affect our business, financial condition, results of operations and cash flow.  Notwithstanding the challenges presented by the competitive landscape, we believe that we have several competitive advantages, including the following:

Global Scale and Brand. We provide a breadth of information and insights about consumers covering approximately 90 percent of all population and GDP globally.  In our Buy segment, we track billions of sales transactions per month in retail outlets in more than 100 countries around the world. We also have approximately 250,000 household panelists across 25 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace. According to eMarketer, U.S. TV ad spending is expected to be $73 billion U.S. dollars in 2017. We believe our footprint, independence, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expand. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Buy segment, our clients include the largest CPG and merchandising companies in the world such as The Coca-Cola Company, Nestle S.A., Unilever, and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Tesco, Walgreens and Walmart. In our Watch segment, our client base includes leading broadcast, radio, cable and internet companies such as CBS, Clear Channel Media, Disney/ABC, Facebook, Google, Microsoft, NBC Universal/Comcast, Twenty-First Century Fox, Time Warner, Twitter, Univision and Yahoo!; leading advertising agencies such as WPP, IPG, Omnicom, and Publicis; leading telecom companies such as AT&T, Verizon, Vodafone, and Nokia; and leading automotive companies such as Chrysler, Ford and Toyota. The average length of relationship with our top 10 clients across both our Buy and Watch segments is more than 30 years. In addition, due to our growing presence in emerging markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

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

In addition the Nielsen Marketing Cloud incorporated Nielsen AI, a self-learning marketing AI solution that automatically identifies and adapts to what consumer attributes and behavior are driving campaign key performance indicators – like form fills or sales conversions - leading to better marketing results.  Nielsen AI was recognized as one of the most technologically significant products of 2017 by R&D Magazine's R&D 100, one of the most prestigious innovations awards program in research and development for the past 55 years, honoring great pioneers and their revolutionary ideas in science and technology.

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

Nielsen is also on a path to measure the “Total Consumer,” which means offline and online purchases, all outlets, retail, and out of home consumption.  Nielsen’s e-commerce measurement solution is a combination of Nielsen retail data cooperators; multiple consumer-sourced data sets and demand related analytics that will provide the industry a leading measure of e-commerce channel performance for both retailers and manufacturers.  These data sources, married with Nielsen’s best in class data science will enable an integrated, calibrated and projectable measurement solution.  The retail data cooperators are across a spectrum of channels ranging from pure play, club, mass, specialty, drug, and food.  This solution will provide an integrated view of consumer insights, in addition to the market measurement, through consumer level purchase data.

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading services that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with leading technology partners such as IBM, Tata Consultancy Services and other technology providers, which allows for greater quality in client offerings and efficiency in our global operations.

Industry Trends

We believe companies, including our clients, require an increasing amount of data and analytics to set strategy and direct operations. This has resulted in a large market for business information and insight which we believe will continue to grow. Our clients are media, advertising and CPG companies in the large and growing markets. We believe that significant economic, technological, demographic and competitive trends facing consumers and our clients will provide a competitive advantage to our business and enable us to capture a greater share of our significant market opportunity. We may not be able to realize these opportunities if these trends do not continue or if we are otherwise unable to execute our strategies. See “Risk Factors – We may be unable to adapt to significant technological changes which could adversely affect our business” and “Risk Factors – Our international operations are exposed to risks which could impede growth in the future.”

Emerging markets present significant expansion opportunities. Brand marketers are focused on attracting new consumers in emerging countries as a result of the fast-paced population growth of the middle class in these regions. In addition, the retail trade in these markets is quickly evolving from small, local formats toward larger, more modern formats with electronic points of sale, a similar evolution to what occurred in developed markets over the last several decades. We provide established measurement methodologies to help give CPG companies, retailers and media companies an accurate understanding of local consumers to allow them to harness growing consumer buying power in markets like Brazil, India and China.

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted, from in-home to out-of-home, and Video On Demand/Subscription Video On Demand. We believe our distinct ability to provide independent audience measurement and metrics across television, radio, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

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

Continue to grow in emerging markets

Emerging markets (measured in our Buy segment) comprised approximately 36% of our 2017 Buy segment revenues (18% of our 2017 consolidated revenues) and we believe represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Key elements of our strategy include:

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

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing six primary data centers in four countries around the world. We also use AWS from Amazon and Azure from Microsoft for cloud based infrastructure. Our global database has the capacity to house approximately 54 petabytes of information, with our Buy segment processing approximately 9.5 billion purchasing data points each month in 2017, our Watch segment processing approximately 200 billion tuning and viewing records (across panel and census data) each month in 2017 and our Nielsen Marketing Cloud platform processing 5 trillion events each month in 2016. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as Tata Consulting Services and other technology providers.

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

Employees

As of December 31, 2017, we employed approximately 46,000 people worldwide. Approximately 19% of our employees are covered under collective bargaining agreements and an additional 13% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We actively invest in our employee relations and believe they are solid. We are committed to treating employees in a way that respects and protects their human rights everywhere we operate around the world.

Competitive Landscape

There is no single competitor that offers all of the services we offer in all of the markets in which we offer them. We have many competitors worldwide that offer some of the services we provide in selected markets. While we maintain leading positions in many markets in which we operate, our future success will depend on our ability to enhance and expand our suite of services, provide reliable and accurate measurement solutions and related information, drive innovation that anticipates and responds to emerging client needs, strengthen and expand our geographic footprint, and protect consumer privacy. See “Risk Factors – We face increasing competition, which could adversely affect our business, financial condition, results of operations and cash flow.” We believe our global presence and integrated portfolio of services are key assets in our ability to effectively compete in the marketplace. A summary of the competitive landscape for each of our segments is included below:

What Consumers Buy

While we do not have one global competitor in our Buy segment, we face numerous competitors in various areas of our service in different markets throughout the world. Competition includes companies specializing in marketing research, in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies, and consulting and accounting firms. In retail measurement, our principal competitor in the United States is Information Resources, Inc., which is also present in some European and Asia/Pacific markets. Our retail measurement service also faces competition in individual markets from local companies. Our consumer panel services and analytics services have many direct and/or indirect competitors in all markets around the world including in selected cases, GfK, Ipsos, Kantar and local companies in individual countries.

What Consumers Watch

While we do not have one global competitor in our Watch segment, we face numerous competitors in various areas of our operations in different markets throughout the world. We are the clear market leader in U.S. television audience measurement; however, there are many emerging players and technologies that will increase competitive pressure. Numerous companies such as, comScore are attempting to provide alternative forms of television audience measurement using, inter alia, set-top box data and panel-based measurement. Our principal competitor in television audience measurement outside the United States is Kantar, with companies such as GfK and Ipsos also providing competition in select individual countries.

Our primary competitor in the digital audience and campaign measurement solutions in the United States is comScore. Globally (including the United States), we face competition from additional companies that provide analytics services such as Oracle, Google Analytics, and Adobe Analytics. In 2016 one of our former competitors, Rentrak merged into a wholly-owned subsidiary of comScore and the combined companies focus on cross platform measurement.  We are the market leader in the U.S. audio audience measurement. Our principal competitors globally are Kantar and GFK, and in the U.S. our principal competitor is Eastlan. Kantar developed technologies similar to our PPM ratings service outside the U.S. Additionally Triton, is a U.S.-based digital competitor which has developed Audio streaming measurement using server log technology.

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

Some of the personal data we collect may be considered “sensitive” by the laws of many jurisdictions because they may include certain demographic information and consumption preferences. Sensitive personal data typically are more highly regulated than non-sensitive data. Generally, this means that for sensitive data, the data subject’s consent should be more explicit and fully informed and security measures surrounding the storage of the data should be more rigorous. The greater constraints that apply to the collection and use of sensitive personal data increase the administrative and operational burdens and costs of panel recruitment and management.

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

The Board of Directors’ Nomination and Corporate Governance Committee oversees these issues. In addition to our Global Responsibility & Sustainability team, we also manage relevant risks and opportunities through various internal engagement channels, including Global Citizenship & Sustainability Council, our Human Resources Sustainability Council and our Technology & Operations Sustainability Council. As part of our commitment to ongoing stakeholder engagement, Nielsen conducts a non-financial materiality assessment once every two years. This process is a critical part of our ESG strategy management to identify the ESG issues that are most critical to our stakeholders and business, as well as understand their impact on our economic, environmental and social value.

Financial Information about Segments and Geographic Areas

See Note 16 to our consolidated financial statements – “Segments,” for further information regarding our operating segments and our geographic areas.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are made available free of charge on our website at http://www.nielsen.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference herein and is not a part of this report.

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

Risks Related to Our Business

We may be unable to adapt to significant technological changes, which could adversely affect our business.

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We have been and will be required to adapt to changing technologies and industry standards, either by developing and marketing new services investing in new services or by enhancing our existing services to meet client demand.

Moreover, the introduction of new services embodying new technologies and the emergence of new industry standards could render existing services technologically or commercially obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

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

Consolidation in the industries in which our clients operate could put pressure on the pricing of our services, thereby leading to decreased earnings.

Consolidation in the industries in which our clients operate could reduce aggregate demand for our services in the future and could limit the amounts we earn for our services. When companies merge, the services they previously purchased separately are often purchased by the combined entity in the aggregate in a lesser quantity than before, leading to volume and price compression and loss of revenue. While we are attempting to mitigate the revenue impact of any consolidation by expanding our range of services, there can be no assurance as to the degree to which we will be able to do so as industry consolidation continues, which could adversely affect our business, financial position and results of operations.

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

Adverse economic conditions could affect markets both in the United States and internationally, impacting the demand for our customers’ products and services. Those reduced demands could adversely affect the ability of some of our customers to meet their current obligations to us, hinder their ability to incur new obligations until the economy and their businesses strengthen or cause them to reduce or cease using our services. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may present risks for an extended period of time. We cannot predict the impact of economic slowdowns on our future financial performance.

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

Our substantial indebtedness could adversely affect our business, results of operations, and financial health.

We have and will continue to have a significant amount of indebtedness. As of December 31, 2017, we had total indebtedness of $8,441 million.

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

In addition, the indentures governing our outstanding notes and our secured credit facility contain financial and other restrictive covenants that could limit the ability of our operating subsidiaries to engage in activities that may be in our best interests, including by limiting the ability to make acquisitions, pay dividends or repurchase shares.  Moreover, the failure to comply with any of those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. See Note 10 to our consolidated financial statements- “Long Term Debt and Other Financing Arrangements,” for a description of our debt arrangements and related covenants.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We require a significant amount of cash as well as continued access to the capital markets to service our indebtedness, fund capital expenditures and meet our other liquidity needs. Our ability to generate cash and our access to the capital markets depend on many factors beyond our control.

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

We may not be able to generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all. See Note 10 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our debt arrangements and related maturities

A substantial portion of our indebtedness is at variable rates, and we are exposed to the risk of increased interest rates.

Our cash interest expense for the years ended December 31, 2017, 2016 and 2015 was $352 million, $319 million and $296 million, respectively. At December 31, 2017, we had $4,074 million of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $20 million ($41 million without giving effect to any of our interest rate swaps). We periodically review our fixed/floating debt mix, and the volume, rates and duration of our interest rate hedging portfolio are subject to changes, which could adversely affect our results of operations.

The success of our business depends on our ability to recruit sample participants to participate in our research samples.

Our business uses scanners and diaries to gather consumer data from sample households as well as Set Meters, People Meters, Active/Passive Meters, PPM’s and diaries to gather television and audio audience measurement data from sample households. It is increasingly difficult and costly to obtain consent from households to participate in the surveys. In addition, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients.   Political changes and trends such as populism, economic nationalism, immigration and sentiment towards multinational companies have made recruiting a sample that mirrors the entire population more difficult.  In addition, if the 2020 U.S. Census is not reliable due to underfunding, new technologies being used, or otherwise, the data we rely on for our panels and statistical breakdowns in the U.S. may not be accurate.  Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our services to reach and recruit participants for consumer purchasing and audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants, maintain the integrity of our panels, maintain adequate participation levels or properly model the sample data, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our consumer purchasing and audience measurement services may be materially and adversely affected.

Data protection laws and self-regulatory codes may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of information both abroad and in the United States. The definition of “personally identifiable information” and “personal data” continues to evolve and broaden, and new laws and regulations are being enacted, so that this area remains in a state of flux. In addition, some of our products and services are subject to self-regulatory programs relating to digital advertising. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data and/or liability under contractual warranties.

In addition, there is an increasing public concern regarding data and consumer protection issues, with the result that the number of jurisdictions with data protection laws continues to increase and the scope of existing privacy laws and the data considered to be covered by such laws is expanding. Changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we may not offer certain types of services.

The European Union’s General Data Protection Regulation (“GDPR”), will take effect in May 2018 and will require EU member states to meet new and more stringent requirements regarding the handling of personal data.  Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue. Additionally, compliance with the GDPR is resulting in operational costs to implement new procedures corresponding to new legal rights granted under the law, but has had little direct impact on Nielsen products.  The forthcoming EU “ePrivacy” Regulation is expected to have potentially significant impacts for the online/mobile behavioral advertising industry as a whole. Nielsen is continuing to monitor the development of the ePrivacy Regulation and industry response and will determine whether to take further action, as needed, following its final adoption.

We are exposed to risks related to cybersecurity and protection of confidential information.

In the ordinary course of our business, we rely extensively on our people, technology and business operations as well as trusted strategic partners and vendors to provide us with access to data and technology as well as related professional services.  We use several third-party service providers, including cloud providers, to access, store, transmit and process sensitive data. We receive, store and transmit large volumes of proprietary information and data that may contain personally identifiable information of our customers, employees, consumers and suppliers or sensitive client data entrusted to us. Our sensitive data may include our or a client’s intellectual property, financial information and business operations data.

An actual or perceived security or privacy breach may affect us in many ways, including:

•	risk of loss of Nielsen and/or client proprietary data or data protected by law, statute or regulation;
•	loss of control of how Nielsen and/or client proprietary data or data protected by law, statute or regulation is re-purposed, shared or disseminated;
•	expose us to potential litigation;
•	expose us to liability;
•	harm our reputation;
•	loss of confidence in security and accuracy of products;
•	deter customers from using our products or services;
•	make it more difficult and expensive to effectively recruit panelists and survey respondents;
•	loss of investor confidence;
•	official sanctions or statutory penalties; and
•	significant increases in cyber security costs.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or stock price.

Owing to new and emerging technology risks, hackers or unauthorized users who successfully breach our network security, could misappropriate or misuse our proprietary information or cause interruptions in our services. Given the relatively fast pace of changes in new and emerging technology risks, we may not be able to effectively anticipate and/or respond in a timely manner to all foreseeable and/or unforeseeable cyber security risks and events, thereby resulting in a potentially significant loss of client and investor confidence.

Notwithstanding our due diligence for new hires and employee training initiatives, we are at risk for employee malfeasance, inadvertent employee errors and other “insider risks” that may breach one or more of our information security provisions or policies. Our response in remediation of these data breaches or interruptions of service may require substantial commitments of resources and we may incur additional, unbudgeted operating and/or capital expenses, such as for specialized cyber security vendors as part of our response.

While prior unauthorized access to our systems has not had a material adverse effect on our financial results, we have taken and are taking reasonable steps to prevent future events, including implementation of system security measures, information back-up and disaster recovery processes. However, these steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

Our success depends to an extent upon our ability to develop, use, defend and protect our confidential information, analytics and proprietary methodologies, processes, systems and technologies, and other intellectual property.

We rely on a combination of contractual and confidentiality provisions and procedures, licensing arrangements, and the patent, copyright, trademark and trade secret laws of the United States and other countries to protect our intellectual property as well as the intellectual property rights of third parties whose content, data and technology we license. These legal measures afford only limited protection and may not provide sufficient protection to prevent the infringement, misuse or misappropriation of our intellectual property.  Although our employees, consultants, clients and collaborators enter into confidentiality agreements with us, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or unauthorized disclosure.

Our business success depends, in part, on:

●	obtaining patent protection for our technology and services;
●	defending our patents, copyrights, trademarks, service marks and other intellectual property;
●	preserving our trade secrets and maintaining the security of our know-how and data; and
●	operating our business without infringing upon intellectual property rights held by third parties.

Our ability to establish, maintain and protect our intellectual property and proprietary rights against theft or infringement could be materially and adversely affected by insufficient and/or changing proprietary rights and intellectual property legal protections in some jurisdictions and markets.  Intellectual property law in several foreign jurisdictions is subject to considerable uncertainty. Our pending patent and trademark applications may not be allowed in certain jurisdictions and inadequate intellectual property laws may limit our rights and ability to detect unauthorized uses or take appropriate, timely and effective steps to remedy unauthorized conduct, to protect or enforce our rights. Such limitations may allow competitors to design around our intellectual property rights, to independently develop non-infringing competing technologies and services, similar to, or duplicative of ours, thereby potentially eroding our competitive position, enabling competitors greater opportunity to capture market share, and consequently negatively impacting our revenues and operating results.  The expiration of certain of our patents may also lead to increased competition.  As such, our patents, copyrights, trademarks and other intellectual property may not adequately protect our rights, provide us significant competitive advantage or prevent third parties from infringing or misappropriating our proprietary rights.

The growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications with others, which could result in infringement. Competitors may gain access to our intellectual property and proprietary information.  Third parties that license our intellectual property and proprietary rights may take actions or create incidents that may diminish the value of our rights, harm our business, reduce revenue, increase expenses and harm our reputation.

To prevent or respond to unauthorized uses of our intellectual property, we may be required to enforce our intellectual property rights to protect our confidential and proprietary information by engaging in costly and time-consuming litigation or other proceedings that may be distracting to management, could result in the impairment or loss of portions of our intellectual property rights and we may not ultimately prevail.

Third parties may claim that we are infringing on their intellectual property and we could suffer significant litigation or licensing expenses, or be prevented from selling products or services, which may adversely impact our operating profits.

We cannot be certain that we do not and will not infringe the intellectual property rights of others in operating our business. In the ordinary course of business, third parties may claim, with or without merit, that one or more of our products or services infringe their intellectual property rights and may subject us to legal proceedings.  In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our services that infringe on the plaintiff’s intellectual property rights.

Certain agreements with suppliers or clients contain provisions where we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of our data.  Infringement claims covered by such indemnity provisions could be expensive to litigate and may result in significant settlement payments.  In certain businesses, we rely on third-party intellectual property licenses and depending upon the outcome of any intellectual property dispute, we cannot ensure that these licenses will be available to us in the future on favorable terms or at all.

Any such claims of intellectual property infringement, even those without merit, could:

•	be expensive and time-consuming to defend;
•	result in our being required to pay possibly significant damages;
•	cause us to cease providing our services that incorporate the challenged intellectual property;
•	require us to redesign or rebrand our services;
•	divert management’s attention and resources; and/ or
•

require us to enter into potentially costly royalty or licensing agreements in order to obtain the right to use a third party’s   intellectual property, although royalty or licensing agreements may not be available to us on acceptable terms or at all.

Any of the above could have a negative impact on our operating results and could harm our financial condition and prospects.

We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our business and technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations.

If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court.  A claim of intellectual property infringement could compel us to enter into a license agreement with restrictive terms and/or significant fees, which may or may not be available under acceptable terms or at all, and an adverse judgment could subject us to significant damages or to an injunction against development and sale of certain of our products or services.  We may be required to implement costly redesigns to the affected services, or pay damages to satisfy contractual obligations to others.

Exchange rate fluctuations may negatively impact our business, results of operations and financial position.

We operate globally, deriving approximately 41% of revenues for the year ended December 31, 2017 in currencies other than U.S. dollars, with approximately 10% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the United States and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the revenues and profits of these operations, as well as on the value of balance sheet items (including cash) not denominated in U.S. dollars. In addition, we are subject to currency transaction exposure in those instances where transactions are not conducted in the relevant local currency. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to governmental limitations placed on such conversions.

Of our $656 million in cash and cash equivalents as of December 31, 2017, approximately $520 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

Additionally, we are subject to complex U.S., European and other regional and local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruptions laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-bribery laws, anti-money laundering laws, and other financial crimes laws.  Although we have implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Given our operations in the United Kingdom and Continental Europe, we face uncertainty surrounding the implementation and effects of the U.K.’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” It is possible that Brexit will cause increased regulatory and legal complexities and create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations.

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

Our top ten clients collectively accounted for approximately 22% of our total revenues for the year ended December 31, 2017. We cannot assure you that any of our largest clients will continue to use our services to the same extent, or at all, in the future. A loss or decrease in business of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

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

The technological data processing functions for certain of our U.S. operations are concentrated at our Global Technology and Information Center (“GTIC”) at a single location in Florida. Our geographic concentration in Florida heightens our exposure to a hurricane, tropical storm or other severe weather events specific to this region. These weather events could cause severe damage to our property and technology and could cause major disruptions to our operations, including our ability to produce and deliver ratings information and Answers on Demand data. Although our GTIC was built in anticipation of severe weather events and we have insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. As such, a hurricane or tropical storm could have an adverse effect on our business.

Changes in tax laws and the continuing ability to apply the provisions of various international tax treaties may adversely affect our financial results and increase our tax expense.

We operate in over 100 countries, and changes in tax laws, international tax treaties, regulations, related interpretations and tax accounting standards in the United States, the United Kingdom and other countries in which we operate may adversely affect our financial results, particularly our income tax expense, liabilities and cash flow. As a result of the TCJ Act, effective January 1, 2018, our federal corporate income tax rate will be reduced from 35 percent to 21 percent.  We are currently evaluating the potential future impacts of the Act, which also includes a number of provisions that may partially offset the benefit of such rate reduction such as limiting on the deduction for business interest expense, limiting the deduction for certain net operating losses to 80% of the current year taxable income, modifying or repealing many business deductions and credits, as well as other new taxes on certain types of foreign income. The effect of the international provisions of the TCJ Act, which generally establishes a territorial-style system for taxing foreign-source income of U.S. affiliates of multinational corporations, is uncertain. Quantifying all of the future impacts of the TCJ Act is not practicable at this time due to, among other things, the inherent complexities involved and the lack of federal or state guidance in respect of many of these provisions.

In addition, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) action plans issued by the Organisation for Economic Co-operation and Development (OECD) in 2015 as well as interpretations as to the application of EU rules on tax avoidance, state aid and tax rulings. The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. These changes, if adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. Finally, governments are resorting to more aggressive tax audit tactics and are increasingly considering changes to tax law regimes or policies as a means to cover budgetary shortfalls resulting from the current economic environment.  We are subject to direct and indirect taxes in numerous jurisdictions and the amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of tax laws, but tax accounting often involves complex matters and judgment.  Although we believe that we have complied with all applicable tax laws, we have been and expect to continue to be subject to ongoing tax audits in various jurisdictions and tax authorities have disagreed, and may in the future disagree, with some of our interpretations of applicable tax law. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provisions. However, our judgments may not be sustained on completion of these audits, and the amounts ultimately paid could be different from the amounts previously recorded, which could have a material adverse effect on our results of operations and financial condition.

We face increasing competition, which could adversely affect our business, financial condition, results of operations and cash flow.

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial, marketing, technological and other resources than we do and may in the future engage in aggressive pricing action to compete with us or develop products and services that are superior to or that achieve greater market acceptance than our products and services. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we may not be able to do so in the future or be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

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

In connection with our “Path to 2020,” we continue to execute a number of significant business and organizational changes, including workforce optimization projects and acquisitions and divestitures to improve productivity and create efficiencies to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including the identification, engagement and development and retention of key employees to provide uninterrupted leadership and direction for our business, is critical to our success. This includes developing organization capabilities in specific markets, businesses and functions where there is increased demand for specific skills or experiences. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

If we are unable to attract, retain and engage employees, we may not be able to compete effectively and will not be able to expand our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain and engage sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel is intense. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us, including our ability to execute on productivity initiatives as well as obtain and successfully complete important client engagements and partnerships and thus maintain or increase our revenues.

We have suffered losses due to goodwill impairment charges in the past and could do so again in the future.

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2017, we had goodwill and intangible assets of $13,572 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

We rely, in part, on acquisitions, joint ventures and other alliances to grow our business and expand our access to technology. If we are unable to complete or integrate acquisitions into our existing operations or successfully develop and maintain joint ventures and other alliances, our growth may be adversely impacted. In addition, the acquisition, integration or divestiture of businesses by us may not produce the expected financial or operating results.

•

We have made and expect to continue to make acquisitions or enter into other strategic transactions to strengthen our business and grow our Company. Such transactions present significant challenges and risks.

•	The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.
•

If we are unsuccessful in completing such transactions at all or within the anticipated time frame or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.

•

If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. For instance, the process of integration may require more resources than anticipated, we may assume unintended liabilities, there may be unexpected regulatory and operating difficulties and expenditures, we may fail to retain key personnel of the acquired business, we may fail to combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized and such transactions may divert management’s focus from base strategies and objectives.

•

Acquisitions outside of the United States increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations.

•

The anticipated benefits from an acquisition or other strategic transaction may take longer to realize than expected or may not be realized fully. As a result, the failure of acquisitions and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

Our results of operations and financial condition could be negatively impacted by our U.S. and non-U.S. pension plans.

The performance of the financial markets and interest rates impact our plan expenses, plan assets and funding obligations.  Changes in market interest rates, decreases in our pension trust assets or investment losses could increase our funding obligations, which would negatively impact our operations and financial condition.

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

Future legislation, regulatory reform or policy changes under the current U.S. administration could have a material effect on our business and results of operations.

Future legislation, regulatory reform or policy changes under the current U.S. administration, such as financial services regulatory reform, U.S. oil deregulation, government-sponsored enterprise (GSE) reform and increased infrastructure spending, could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Inadvertent use of certain open source software could impose unanticipated limitations upon our ability to commercialize our products and services or subject our proprietary code to public disclosure if not properly managed.

We use open source software in our technology, most often as small components supporting a larger product or service and it is also contained in some third-party software that we rely upon. There are many types of open source licenses, some of which are quite complex, and most have not been interpreted or adjudicated by U.S. or other courts.  Although we do have an open source use policy and practice, inadvertent use of certain open source licenses could impose unanticipated limitations upon our ability to commercialize our products and services or subject our proprietary code to public disclosure if not properly managed.  Remediation of such issues may involve licensing the software on less than unfavorable terms or require remedial actions including a need to re-engineer our products and services, either of which could have a material adverse effect on our business.

If our clients experience financial distress, or seek to change or delay payment terms, it could negatively affect our own financial position and results.

We have a large and diverse client base and, at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity.

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We may provide public guidance on our expected financial results or other forward-looking information for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our existing and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not be in line with the guidance we provide. If our financial results for a particular period do not meet our guidance or the expectations of market participants or if we reduce our guidance for future periods, the market price of our common stock may decline.

Design defects, errors, failures or delays associated with our products or services, could negatively impact our business.

Despite testing, software, products and services that we develop, license or distribute may contain errors or defects when first released or when major new updates or enhancements are released that cause the product or service to operate incorrectly or less effectively. Many of our products and services also rely on data and services provided by third-party providers over which we have no control and may be provided to us with defects, errors or failures. We may also experience delays while developing and introducing new products and services for various reasons, such as difficulties in licensing data inputs or adapting to particular operating environments. Defects, errors or delays in our products or services that are significant, or are perceived to be significant, could result in rejection or delay in market acceptance, damage to our reputation, loss of revenue, a lower rate of license renewals or upgrades, diversion of development resources, product liability claims or regulatory actions, or increases in service and support costs. We may also need to expend significant capital resources to eliminate or work around defects, errors, failures or delays. In each of these ways, our business, financial condition or results of operations could be materially adversely impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property in approximately 600 locations worldwide. We also own four properties worldwide, including our offices in Lisbon, Portugal and Sao Paulo, Brazil. Our leased property includes offices in New York, New York, Oldsmar, Florida and Markham, Canada. In addition, we are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

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

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2018, there was one stockholder of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

The high and low reported sale prices per share for our common stock for the quarterly periods for the years ended December 31, 2017 and 2016 were as follows:

	2017		2016
Quarterly Period	High	Low	High	Low
First	$45.73	$40.28	$53.08	$42.90
Second	$42.25	$36.96	$55.06	$49.76
Third	$43.61	$36.98	$55.94	$51.10
Fourth	$42.16	$34.22	$54.99	$41.00

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

The below table summarizes the dividends declared and paid on our common stock for the years ended December 31, 2017 and 2016.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34

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

During the fourth quarter 2017, we repurchased a total of 618,253 shares of our common stock for $23 million at an average price of $37.41 per share. The activity during the fourth quarter of 2017 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1-31	—	$—	—	$321,246,116
November 1-30	221,845	$36.26	221,845	$313,201,667
December 1 - 31	396,408	$38.05	396,408	$298,118,746
Total fourth quarter 2017	618,253	$37.41	618,253

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and selected consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
Statement of Operations Data:
Revenues	$6,572	$6,309	$6,172	$6,288	$5,703
Depreciation and amortization(6)	640	603	574	573	510
Operating income	1,225	1,143	1,093	1,089	861
Interest expense	374	333	311	300	309
Income from continuing operations	440	507	575	381	431
Income from discontinued operations	—	—	—	—	305
Income from continuing operations per common share (basic)	1.20	1.40	1.55	1.01	1.16
Income from continuing operations per common share (diluted)	1.20	1.39	1.54	1.00	1.14
Cash dividends declared per common share	1.33	1.21	1.09	0.95	0.72

	December 31,
(IN MILLIONS)	2017	2016	2015	2014(7)	2013(7)
Balance Sheet Data:
Total assets	$16,866	$15,730	$15,303	$15,326	$15,480
Long-term debt including capital leases	8,441	7,926	7,338	6,812	6,590

(1)	Income for the year ended December 31, 2017 included $80 million in restructuring charges.
(2)	Income for the year ended December 31, 2016 included $105 million in restructuring charges.
(3)

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

(5)	Income for the year ended December 31, 2013 included $119 million in restructuring charges.
(6)

Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $219 million, $210 million, $205 million, $204 million and $162 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(7)

As of December 31, 2014 and 2013, we have reclassified $50 million and $50 million, respectively, of debt issuance costs between total assets and long-term debt inclusive of capital leases to conform to current year presentation.

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

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Core to managing these key risk areas is our commitment to data privacy and security as it drives our ability to deliver quality insights for our clients in line with evolving regulatory requirements and governing standards across all the geographies and industries in which we operate. Our operating footprint across more than 100 countries requires disciplined global and local resource management of internal and third party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

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

Our Buy segment provides measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and analytical services to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan, Australia and South Korea while emerging markets primarily include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

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

Stock-Based Compensation

Expense Recognition

Our stock-based compensation programs are comprised of both stock options and restricted stock units (“RSUs”). We measure the cost of all stock-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. We recognize expense associated with stock-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $45 million, $51 million and $48 million of expense associated with stock-based compensation for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the aggregate grant date fair value of all outstanding vested and unvested options was $30 million and $13 million, respectively. As of December 31, 2017, approximately $49 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.4 years.

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

	Year Ended December 31,
	2017	2016	2015
Expected life (years)	4.50	4.50-5.25	4.50-5.25
Risk-free interest rate	2.02%	1.19-1.92%	1.27-1.58%
Expected dividend yield	3.76%	2.29-2.90%	2.18- 2.45%
Expected volatility	22.01%	20.02-23.44%	23.44-23.70%
Weighted-average volatility	22.01%	20.89%	23.56%

We consider the historical option exercise behavior of our employees in estimating the expected life of our options granted, which we believe are representative of future behavior. For 2017, 2016 and 2015, expected volatility was based on our historical volatility.

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

During the years ended December 31, 2017 and 2016, we sold $202 million and $137 million, respectively, of accounts receivables to third parties and recorded an immaterial loss on the sales to interest expense, net in the consolidated statement of operations. As of December 31, 2017 and 2016, $110 million and $71 million, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $202 million and $137 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

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

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for each of our reporting units in our 2017 evaluation were between 2.5% and 3.0%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used in our 2017 evaluation of our reporting units were between 9.0% and 12.0%.

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

We did not have any indicators of impairment during the year ended December 31, 2017 that would require us to perform an interim impairment assessment. The following table summarizes the results of the three reporting units that were subject to the October 1, 2017 annual impairment testing and the related goodwill value associated with the reporting units for (a) fair values exceeding carrying values by less than 10%, (b) fair values exceeding carrying values between 10% and 20%, and (c) fair values exceeding carrying values by more than 20%. The table below represents the reporting units goodwill balances as of December 31, 2017.

Fair value exceeds carrying value by:	Number of reporting units	Reporting units goodwill (in millions)
Less than 10%	1	$316
10% to 20%	—	—
Greater than 20%	2	8,179
Total	3	$8,495

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 4.6% for the year ended December 31, 2017, 5.1% for the year ended December 31, 2016 and 6.0% for the year ended December 31, 2015. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

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

The Tax Cuts and Jobs Act (the “TCJ Act”) was enacted in December of 2017.  The TCJ Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, effective as of January 1, 2018, and creates a territorial-style taxing system.  The TCJ Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings.  We are subject to the provisions of the Financial Accounting Standards Board ("FASB") ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.  In December of 2017, the SEC staff issued SAB 118 which provides that companies that have not completed their accounting for the effects of the TCJ Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations.  As of December 31, 2017, we have not completed our accounting for all of the tax effects associated with the enactment of the TCJ Act.  However, we have, in certain cases made a reasonable estimate of the (a) effects on our existing deferred tax balances, and (b) the one-time transition tax.  Consequently, our fourth quarter of 2017 and full year 2017 results of operations reflect a non-cash provisional net expense of $104 million. See Note 13 – “Income Taxes” - to the consolidated financial statements for more information relating to these items.

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

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the years ended December 31, 2017, 2016 and 2015.

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to seven years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change. There were no impairment charges for the year ended December 31, 2017.

Factors Affecting Nielsen’s Financial Results

Acquisitions, Dispositions and Investments in Affiliates

Acquisitions

On February 1, 2017, we completed the acquisition of Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures, LLC, and Tribune International Holdco, LLC (each, a “Gracenote Company” and together “Gracenote”) through the purchase of 100% of each Gracenote Company’s outstanding common stock from Tribune Media Company for a total purchase price of $585 million.  We acquired the data and technology that underpins the programming guides and personalized user experience for major video, music, audio and sports content. This acquisition expands our footprint with major clients including Gracenote’s global content database which spans across platforms including multichannel video programming distributors (MVPD’s), smart television, streaming music services, connected devices, media players and in-car infotainment systems.

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of our consolidated financial statements. For the year ended December, 31, 2017, our consolidated statement of operations includes $215 million of revenues related to the Gracenote acquisition.

The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	56
Property and equipment	12
Goodwill	316
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(28)
Deferred tax liabilities	(105)
Other long-term liabilities	(7)
Total	$585

As of the acquisition date, the fair value of accounts receivable approximated historical cost. The gross contractual receivable was $37 million and is included in other current assets above, of which $1 million was deemed uncollectible.

The allocation of the purchase price to goodwill and identified intangible assets was $316 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to our Watch segment. As of December 31, 2017, $21 million of goodwill is expected to be deductible for income tax purposes.

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

We incurred acquisition-related expenses of $6 million for the year ended December 31, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expenses in the consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Gracenote for the year ended December 31, 2017, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Year Ended December 31,
(IN MILLIONS)	2017	2016
Revenues	$6,590	$6,532
Income	$443	$499

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

For the year ended December 31, 2017, excluding Gracenote, we paid cash consideration of $210 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2017 acquisitions occurred as of January 1, 2017, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2016, we paid cash consideration of $285 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2016 acquisitions occurred as of January 1, 2016, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2015, we paid cash consideration of $246 million associated with both current period and previously executed acquisitions, net of cash acquired. Included in this amount is $45 million for an additional 13.5% interest in Nielsen Catalina Solutions, a joint venture between us and Catalina (“NCS”) that we historically accounted for under the equity method of accounting. As part of this transaction we gained control of NCS and, as such accounted for it as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $161 million. As a result, during the fourth quarter of 2015, we recorded a $158 million gain on the investment in NCS to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2015, NCS was reflected as a consolidated subsidiary within our consolidated financial statements. Had these 2015 acquisitions occurred as of January 1, 2015, the impact on our consolidated results of operations would not have been material.

Dispositions

In December 2016, we completed the sale of Claritas, a business focusing on consumer segmentation insights within our Buy segment, for cash consideration of $34 million and a note receivable for $60 million. The note is payable at any time over three years and bears interest at 3% in year one, 5% in year two and 7% in year three. As a result of this transaction we recorded a $14 million gain on the sale to other income/(expense), net in the consolidated statement of operations. This disposition did not qualify to be classified as a discontinued operation. In 2017, upon finalization of working capital and other settlement matters, we reduced the note receivable to $51 million and recorded a charge of $13 million to other income/(expense), net in the consolidated statement of operations.

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

Income Taxes

The Tax Cuts and Jobs Act (the “TCJ Act”) was enacted in December of 2017.  The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, effective as of January 1, 2018, and creates a territorial-style taxing system.  The TCJ Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings.  We are subject to the provisions of the Financial Accounting Standards Board ("FASB") ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.  In December of 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the TCJ Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations.  As of December 31, 2017, we have not completed our accounting for all of the tax effects associated with the enactment of the TCJ Act.  However, we have, in certain cases made a reasonable estimate of the (a) effects on our existing deferred tax balances, and (b) the one-time transition tax.  Consequently, our fourth quarter of 2017 and full year 2017 results of operations reflect a non-cash provisional expense of $104 million. See Note 13 to our Consolidated Financial Statements for more information relating to these items.

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

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
U.S. Dollar	59%	61%	60%
Euro	10%	9%	9%
Other Currencies	31%	30%	31%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.13 to €1.00, $1.11 to €1.00 and $1.11 to €1.00 for the years ended December 31, 2017, 2016 and 2015, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Years Ended December 31, 2017, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts included in our consolidated statements of operations:

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Revenues	$6,572	$6,309	$6,172
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,765	2,607	2,539
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,862	1,851	1,915
Depreciation and amortization	640	603	574
Restructuring charges	80	105	51
Operating income	1,225	1,143	1,093
Interest income	4	4	4
Interest expense	(374)	(333)	(311)
Foreign currency exchange transaction losses, net	(10)	(6)	(31)
Other (expense)/income, net	(17)	8	206
Income before income taxes and equity in net loss of affiliates	828	816	961
Provision for income taxes	(388)	(309)	(383)
Equity in net loss of affiliates	—	—	(3)
Net income	440	507	575
Net income attributable to noncontrolling interests	11	5	5
Net income attributable to Nielsen stockholders	$429	$502	$570

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, stock-based compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items considered outside the normal course of our operations specifically described below.

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

Other non-operating (expense)/income, net: We exclude foreign currency exchange transaction gains and losses primarily related to intercompany financing arrangements as well as other non-operating income and expense items, such as gains and losses recorded on business combinations or dispositions, sales of investments, net income attributable to noncontrolling interests and early redemption payments made in connection with debt refinancing. We believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

Other items: To measure operating performance, we exclude certain expenses and gains that arise outside the ordinary course of our operations. Such costs primarily include legal settlements, acquisition related expenses, business optimization costs and other transactional costs. We believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Net income attributable to Nielsen stockholders	$429	$502	$570
Interest expense, net	370	329	307
Provision for income taxes	388	309	383
Depreciation and amortization	640	603	574
EBITDA	1,827	1,743	1,834
Equity in net loss of affiliates	—	—	3
Other non-operating expense/(income), net	38	3	(170)
Restructuring charges	80	105	51
Stock-based compensation expense	45	51	48
Other items(a)	45	36	92
Adjusted EBITDA	$2,035	$1,938	$1,858

(a)

For the year ended December 31, 2017, other items primarily consist of transaction related costs and business optimization costs. For the year ended December 31, 2016, other items primarily consist of business optimization costs. For the year ended December 31, 2015, other items primarily consists of a $36 million donation to the Nielsen Foundation, a $14 million charge for the partial settlement of certain U.S. pension plan participants, and business optimization costs.

Consolidated Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

Revenues increased 4.2% to $6,572 million for the year ended December 31, 2017 from $6,309 million for the year ended December 31, 2016, or an increase of 3.8% on a constant currency basis, excluding a 0.4% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 2.7%, or 3.3% on a constant currency basis, excluding a 0.6%

unfavorable impact of changes in foreign currency exchange rates. Revenues within our Watch segment increased 11.9%, or 11.7% on a constant currency basis, excluding a 0.2% unfavorable impact of changes in foreign currency exchange rates. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 6.1% to $2,765 million for the year ended December 31, 2017 from $2,607 million for the year ended December 31, 2016, or an increase of 5.7% on a constant currency basis, excluding a 0.4% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment increased 0.7%, or 0.1% on a constant currency basis.  Excluding a 0.6% favorable impact of changes in foreign currency exchange rates, cost of revenues increased primarily due to the continued global investment in our services.

Costs within our Watch segment increased 11.2% on a reported and constant currency basis. Cost of revenues increased primarily due to the impact of the Gracenote acquisition.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 0.6% to $1,862 for the year ended December 31, 2017 from $1,851 million for the year ended December 31, 2016, or 0.5% on a constant currency basis, excluding a 0.1% favorable impact of changes in foreign currency exchange rates.

Costs within our Buy segment decreased 5.7%, or 5.8% on a constant currency basis. Excluding a 0.1% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses decreased due to productivity initiatives including dispositions as we continue to execute our portfolio pruning initiatives.

Costs within our Watch segment increased 17.9%, or 17.7% on a constant currency basis. Excluding a 0.2% favorable impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased primarily due to the impact of the Gracenote acquisition.

Depreciation and Amortization

Depreciation and amortization expense was $640 million for the year ended December 31, 2017 as compared to $603 million for the year ended December 31, 2016. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired as part of the Gracenote acquisition on February 1, 2017.

Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations increased to $219 million for the year ended December 31, 2017 from $210 million for the year ended December 31, 2016.

Restructuring Charges

We recorded $80 million and $105 million in restructuring charges primarily related to employee severance associated with productivity initiatives and contract termination costs for the years ended December 31, 2017 and 2016, respectively.

Operating Income

Operating income for the year ended December 31, 2017 was $1,225 million compared to operating income of $1,143 million for the year ended December 31, 2016. Operating income within our Buy segment decreased to $322 million for the year ended December 31, 2017 from $331 million for the year ended December 31, 2016. Operating income within our Watch segment increased to $1,033 million for the year ended December 31, 2017 from $935 million for the year ended December 31, 2016. Corporate operating expenses increased to $130 million for the year ended December 31, 2017 from $123 million for the year ended December 31, 2016.

Interest Expense

Interest expense was $374 million for the year ended December 31, 2017 compared to $333 million for the year ended December 31, 2016. This increase is primarily related to higher average debt balances including the incurrence of an additional $500 million 5.00% Senior Notes in January 2017 and higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.13 to €1.00 and $1.11 to €1.00 for the years ended December 31, 2017 and 2016, respectively.

We realized net losses of $10 million for the year ended December 31, 2017, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

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

Other (Expense)/Income, Net

Other expense, net of $17 million for the year ended December 31, 2017 is primarily related to the finalization of working capital and other matters associated with dispositions.

Other income, net of $8 million for the year ended December 31, 2016 is primarily related to the gain of $14 million on the dispositions partially offset by the loss of $4 million related to certain costs incurred in connection with the B-3 term loan refinancing.

Income Before Income Taxes and Equity in Net Income of Affiliates

Income was $828 million for the year ended December 31, 2017 compared to $816 million for the year ended December 31, 2016 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2017 and 2016 were 47% and 38%, respectively.

Our effective tax rate of 47% for the year ended December 31, 2017 was significantly impacted by the TCJ Act.  Those impacts are described further in Note 13 to the Consolidated Financial Statements.  Excluding the impact of the TCJ Act, our effective tax rate was 34% for the year ended December 31, 2017.  It was higher than the UK statutory rate as a result of the impact of the TCJ Act as well as tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, offset by the favorable impact of certain financing activities and releases of valuation allowances. The effective tax rate for the year ended December 31, 2016 was higher than the UK statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, offset by the favorable impact of certain financing activities, windfall tax benefits from stock option exercises and releases of uncertain tax positions.

At December 31, 2017 and 2016, we had gross uncertain tax positions of $452 million and $432 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2017 and 2016 of $53 million and $33 million, respectively.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $5 million to $18 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. Other factors that may affect our effective income tax rate include, but are not limited to, the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized, changes in the valuation of deferred tax assets and liabilities, the establishment of valuation allowances against deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized, and audits by taxing authorities.

Adjusted EBITDA

Adjusted EBITDA increased 5.0% to $2,035 million for the year ended December 31, 2017 from $1,938 million for the year ended December 31, 2016, or 4.3% on a constant currency basis, excluding a 0.7% unfavorable impact of changes in foreign currency exchange rates. Our Adjusted EBITDA margin increased to 30.96% for the year ended December 31, 2017 from 30.72% for the year ended December 31, 2016. See “Results of Operations – Years Ended December 31, 2017, 2016 and 2015” for the reconciliation of net income to Adjusted EBITDA.

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

We realized net losses of $31 million for the year ended December 31, 2015, resulting primarily from the revaluation of our U.S. denominated debt and cash held in Euro functional currency entities of $14 million, the devaluation of the Venezuelan bolivars of $8 million as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results,” as well as the fluctuations in certain foreign currencies associated with intercompany transactions, partially offset by a gain of $2 million associated with foreign currency derivative financial instruments.

Other Income/(expense), Net

Other income, net of $8 million for the year ended December 31, 2016 is primarily related to the gain of $14 million on dispositions partially offset by the loss of $4 million related to certain costs incurred in connection with the B-3 term loan refinancing.

Other income, net of $206 million for the year ended December 31, 2015 is primarily related to the gains recorded from the step acquisition of Nielsen Catalina Solutions in the amount of $158 million, sale of an equity investment in the amount of $30 million and the disposition of National Research Group in the amount of $18 million.

Income from Before Income Taxes and Equity in Net Income of Affiliates

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

Adjusted EBITDA

Adjusted EBITDA increased 4.3% to $1,938 million for the year ended December 31, 2016 from $1,858 million for the year ended December 31, 2015, or 5.2% on a constant currency basis, excluding a 0.9% unfavorable impact of changes in foreign currency exchange rates. Our Adjusted EBITDA margin increased to 30.72% for the year ended December 31, 2016 from 30.10% for the year ended December 31, 2015. See “Results of Operations – Years Ended December 31, 2017, 2016 and 2015” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2017 compared to the year ended December 31, 2016, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2017	Year Ended December 31, 2016	% Variance 2017 vs. 2016 Reported	Year Ended December 31, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Emerging Markets	$1,164	1,063	9.5%	1,070	8.8%
Developed Markets	1,999	2,096	(4.6)%	2,108	(5.2)%
Core Buy	3,163	3,159	0.1%	3,178	(0.5)%
Corporate	68	163	(58.3)%	163	(58.3)%
Buy Segment	$3,231	$3,322	(2.7)%	$3,341	(3.3)%

Marketing Effectiveness	$350	287	22.0%	289	21.1%
Audio	501	500	0.2%	500	0.2%
Audience Measurement (Video and Text)	2,308	$1,978	16.7%	$1,984	16.3%
Core Watch	3,159	2,765	14.2%	2,773	13.9%
Corporate/Other Watch	182	222	(18.0)%	218	(16.5)%
Watch Segment	3,341	2,987	11.9%	2,991	11.7%
Total Core (Buy/Watch)	6,322	5,924	6.7%	5,951	6.2%
Total	$6,572	$6,309	4.2%	$6,332	3.8%

Buy Segment Revenues

Revenues decreased 2.7% to $3,231 million for the year ended December 31, 2017 from $3,322 million for the year ended December 31, 2016, or 3.3% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates.

Revenues from emerging markets increased 9.5% to $1,164 million, or an increase of 8.8% on a constant currency basis, excluding a 0.7% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenue growth was driven by our global footprint, coverage expansion and broad product offerings which continue to position us well with both local and multinational clients.  For the year ended December 31, 2017, these investments drove double-digit growth in Latin America, India and Eastern Europe along with high single-digit growth in South East Asia and Africa.

Revenues from developed markets decreased 4.6% to $1,999 million, or 5.2% on a constant currency basis, excluding a 0.6% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenues decreased as a result of softness in the U.S. partially offset by growth in our European developed markets.

Revenues from Corporate Buy decreased 58.3% to $68 million on a reported and constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 11.9% to $3,341 million for the year ended December 31, 2017 from $2,987 million for the year ended December 31, 2016 or an increase of 11.7% on a constant currency basis, excluding a 0.2% unfavorable impact of changes in foreign currency exchange rates. Excluding the Gracenote acquisition, revenues increased 4.7% (4.5% on a constant currency basis).  Excluding a 0.2% unfavorable impact of changes in foreign currency exchange rates, revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 16.7% (16.3% on a constant currency basis). Excluding the Gracenote acquisition, Audience Measurement of Video and Text revenues increased 5.8% (5.5% on a constant currency basis), due to our ongoing investments and continued client adoption of our Total Audience Measurement initiative. Audio revenues increased 0.2% on a reported and constant currency basis. Our Marketing Effectiveness revenue grew 22.0% (21.1% on a constant currency basis), due to the continued strength in audience-based solutions, including data deliveries, that help advertisers and publishers measure the return on investment in media spend and investments in our product portfolio. Corporate/Other Watch revenues decreased by 18.0% (16.5% on a constant currency basis) due to our continued exit of non-core media analytics products. Our Core Watch revenue grew 14.2% (13.9% on a constant currency basis). Excluding the Gracenote acquisition, our Core Watch revenue grew 6.5% (6.2% on a constant currency basis).

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2017 and 2016, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2017 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$322	$42	$210	$13	$—	$587
Watch	1,033	15	425	12	—	1,485
Corporate and Eliminations	(130)	23	5	20	45	(37)
Total Nielsen	$1,225	$80	$640	$45	$45	$2,035

YEAR ENDED DECEMBER 31, 2016 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$331	$61	$212	$16	$3	$623
Watch	935	18	387	10	2	1,352
Corporate and Eliminations	(123)	26	4	25	31	(37)
Total Nielsen	$1,143	$105	$603	$51	$36	$1,938

(1)

For the year ended December 31, 2017, other items consist primarily of transaction related costs and business optimization costs. For the year ended December 31, 2016, other items consist primarily of business optimization costs.

(IN MILLIONS)	Year Ended December 31, 2017	Year Ended December 31, 2016	% Variance 2017 vs. 2016 Reported	Year Ended December 31, 2016 Constant Currency	% Variance 2017 vs. 2016 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$587	$623	(5.8)%	$633	(7.3)%
Watch	1,485	1,352	9.8%	1,355	9.6%
Corporate and Eliminations	(37)	(37)	NA	(37)	NA
Total Nielsen	$2,035	$1,938	5.0%	$1,951	4.3%

Buy Segment Profitability

Operating income was $322 million for the year ended December 31, 2017 as compared to $331 million for the year ended December 31, 2016. The decrease was driven by the revenue performance discussed above, partially offset by lower restructuring charges. Non-GAAP business segment income decreased 7.3% on a constant currency basis.

Watch Segment Profitability

Operating income was $1,033 million for the year ended December 31, 2017 as compared to $935 million for the year ended December 31, 2016. The increase was driven by the revenue performance discussed above, partially offset by higher depreciation and amortization expense. Non-GAAP business segment income increased 9.6% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $130 million for the year ended December 31, 2017 as compared to $123 million for the year ended December 31, 2016, primarily due to an increase in transaction related costs and business optimization costs partially offset by the decrease in restructuring charges and stock-based compensation expense.

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

Revenues from Corporate Buy decreased 14.7% to $163 million on a reported and constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

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

(1)

For the year ended December 31, 2016, other items consist primarily of business optimization costs. For the year ended December 31, 2015, other items consist of a $36 million donation to the Nielsen Foundation, $14 million charge for the partial settlement of certain U.S. pension plans, and business optimization costs.

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

Corporate Expenses and Eliminations

Operating expenses were $123 million for the year ended December 31, 2016 as compared to $156 million for the year ended December 31, 2015 primarily due to decreases in other items outlined in the table above, partially offset by the increase in restructuring charges in 2016.

Liquidity and Capital Resources

Cash flows from operations provided a source of funds of $1,310 million, $1,296 million and $1,209 million during the years ended December 31, 2017, 2016 and 2015, respectively. This increase was driven primarily by the Adjusted EBITDA performance discussed above and the $36 million cash contribution to Nielsen Foundation during the year ended December 31, 2016, partially offset by higher tax payments, and higher interest payments during the year ended December 31, 2017 related to higher debt balances and higher USD LIBOR senior secured term loan interest rates.

We provide for additional liquidity through several sources, including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2017, 2016 and 2015:

(IN MILLIONS)	2017	2016	2015
Net cash from operating activities	$1,310	$1,296	$1,209
Cash and short-term marketable securities	$656	$754	$357
Revolving credit facility	$575	$575	$575

Of the $656 million in cash and cash equivalents at December 31, 2017, approximately $520 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the last three years.

	2017	2016	2015
Weighted average interest rate	4.32%	4.04%	4.04%
Cash paid for interest, net of amounts capitalized (in millions)	$352	$319	$296

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

Long-term borrowings

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2017:

(IN MILLIONS)	Weighted Interest Rate	Carrying Amount
$2,080 million Senior secured term loan (LIBOR based variable rate of 3.43%) due 2019		$1,392
$2,250 million Senior secured term loan (LIBOR based variable rate of 3.43%) due 2023		2,232
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.10%) due 2021		450
Total senior secured credit facilities (with weighted average interest rate)	3.39%	$4,074

$800 million 4.50% senior debenture loan due 2020		795
$625 million 5.50% senior debenture loan due 2021		620
$2,300 million 5.00% senior debenture loan due 2022		2,288
$500 million 5.00% senior debenture loan due 2025		496
Total debenture loans (with weighted average interest rate)	5.22%	$4,199
Other loans		1
Total long-term debt	4.32%	$8,274
Capital lease and other financing obligations		167
Total debt and other financing arrangements		$8,441
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		84
Non-current portion of long-term debt and capital lease and other financing obligations		$8,357

Term Loan Facilities

In October 2016, we entered into a second amendment to our Fourth Amended and Restated Credit Agreement, and as subsequently amended, the (“Existing Credit Agreement”). The Existing Credit Agreement provides for term loan facilities as shown in the table above.

In April 2017, we entered into a third amendment to our Fourth Amended and Restated Credit Agreement (as amended prior to April 2017, the “Existing Credit Agreement,” and as amended in April 2017 by the third amendment, the “Amended Credit Agreement”), providing for a new class of Class B-4 Term Loans in an aggregate principal amount of $2.25 billion, the proceeds of which were used to replace or refinance the entire outstanding principal of existing Class B-3 Term Loans and a portion of existing Class A Term Loans.

The Class B-4 Term Loans will mature in full on October 4, 2023, and are required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Class B-4 Term Loans, with the balance payable on October 4, 2023. The Class B-4 Term Loans bear interest equal to, at our election (i) a base rate or LIBOR rate, plus (ii) an applicable margin, which is equal to 2.00% (in the case of LIBOR loans) or 1.00% (in the case of base rate loans).

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

Covenants

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $4.3 billion at December 31, 2017. In addition, these entities are subject to a total leverage covenant. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00. Neither we nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by certain of our term lenders and our revolving lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of December 31, 2017, we were in full compliance with the financial covenant described above.

Pursuant to our Amended Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Amended Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2017, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2017 results, and although we do not expect to be required to issue any mandatory repayments in 2018 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2017, we had zero borrowings outstanding and outstanding letters of credit of $13 million.  As of December 31, 2016, we had zero borrowings outstanding and outstanding letters of credit of $6 million. As of December 31, 2017, we had $562 million available for borrowing under the revolving credit facility.

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

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividend policy by our Board of Directors, under which we have paid $474 million and $434 million in cash dividends during the years ended December 31, 2017 and 2016, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2016 and 2017.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34

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

As of December 31, 2017, there have been 37,206,365 shares of our common stock purchased at an average price of $45.74 per share (total consideration of approximately $1,702 million) under this program.

The following table provides a summary of share repurchase program activity through December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2017 Activity
January 1- 31	—	—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
April 1-30	—	—	—	$395,903,537
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	—	—	$354,426,944
July 1-31	—	—	—	$354,426,944
August 1-31	698,062	$41.77	698,062	$325,268,111
September 1-30	102,461	$39.25	102,461	$321,246,116
October 1-31	—	—	—	$321,246,116
November 1-30	221,845	$36.26	326,679	$313,201,667
December 1-31	396,408	$38.05	396,408	$298,118,746
Total	37,206,365	$45.74	37,206,365

Cash Flows 2017 versus 2016

Operating activities. Net cash provided by operating activities was $1,310 million for the year ended December 31, 2017, compared to $1,296 million for the year ended December 31, 2016. This increase was driven primarily by the Adjusted EBITDA performance discussed above and the $36 million cash contribution to the Nielsen Foundation during the year ended December 31, 2016, partially offset by higher tax payments, and higher interest payments during the year ended December 31, 2017 related to higher debt balances and higher USD LIBOR senior secured term loan interest rates. Our key collections performance measure, days billing outstanding (DBO), stayed consistent for the year ended December 31, 2017, as compared to a 3 day decrease for the year ended December 31, 2016.

Investing activities. Net cash used in investing activities was $1,236 million for the year ended December 31, 2017, compared to $642 million for the year ended December 31, 2016. The increase was primarily driven by increased acquisition payments and capital expenditures during the year ended December 31, 2017, as compared to 2016.

Financing activities. Net cash used in financing activities was $215 million for the year ended December 31, 2017, compared to $248 million for the year ended December 31, 2016. The decrease in cash used in financing activities is primarily due to lower share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, partially offset by decreased net proceeds from the issuance and repayment of debt during the year ended December 31, 2017, higher dividend payments, as described in the “Dividends and Share Repurchase Program” section above, and an increase in capital lease financing during the year ended December 31, 2017, as compared to the same period of 2016.

Cash Flows 2016 versus 2015

Operating activities. Net cash provided by operating activities was $1,296 million for the year ended December 31, 2016, compared to $1,209 million for the year ended December 31, 2015. This increase was driven primarily by the Adjusted EBITDA performance discussed above and our focus on working capital management, partially offset by our $36 million cash contribution to the Nielsen Foundation during the year ended December 31, 2016 and higher interest payments during the year ended December 31, 2016 related to higher debt balances and higher USD LIBOR senior secured term loan interest rates. Our key collections performance measure, days billing outstanding (DBO), decreased by 3 days for the year ended December 31, 2016, as compared to a 1 day increase for the year ended December 31, 2015.

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

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $489 million, $433 million and $408 million in 2017, 2016 and 2015, respectively. In addition, the Company received $42 million of proceeds from the sale of certain property, plant and equipment and other assets during each of the years ended December 31, 2017 and 2016, respectively.

Commitments and Contingencies

Outsourced Services Agreements

In October 2017, we amended and restated in its entirety, our Amended and Restated Master Services Agreement, dated as of October 1, 2007, with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) (as amended prior to the Second Amendment and Restatement, the “Prior Agreement”) by entering into a Second Amended and Restated Master Services Agreement (the “Agreement”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with TCS. The term of the Agreement has been extended for an additional five years, so as to expire on December 31, 2025, with three one-year renewal options granted to us. We have committed to purchase services from TCS from the Effective Date through the remaining term of the Agreement (the “Minimum Commitment”) in the amount of $2.25 billion, including a commitment to purchase at least $320 million in services per year from 2017 through 2020, $186 million in services per year from 2021 through 2024, and $139.5 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). We met the Minimum Commitment in 2017. In connection with the entry into the Agreement, the parties have agreed to terminate the separate Global Infrastructure Services Agreement between them as of the Effective Date and include the services provided thereunder in one or more Statements of Work (“SOWs”) arising under the Agreement. TCS’s charges under such SOWs will continue to be credited against the Minimum Commitment and the Annual Commitment. TCS globally provides us with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning. As we order specific services under the Agreement, the parties will execute SOWs describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable.

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

At December 31, 2017, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax positions at December 31, 2017, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $505 million in uncertain tax positions (which includes interest and penalties of $53 million) have been excluded from the contractual obligations table below. See Note 13 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2018	2019	2020	2021	2022	Thereafter
Capital lease obligations(a)	$196	$58	$49	$35	$21	$13	$20
Operating leases(b)	453	99	79	62	46	35	132
Other contractual obligations(c)	2,490	589	472	440	206	201	582
Long-term debt, including current portion(a)	8,274	28	1,400	818	1,078	2,326	2,624
Interest(d)	1,495	355	315	298	253	157	117
Pension fund obligations(e)	27	27	—	—	—	—	—
Total	$12,935	$1,156	$2,315	$1,653	$1,604	$2,732	$3,475

(a)

Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 10 – “Long-Term Debt and Other Financing Arrangements” – to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 15 – “Commitments and Contingencies” – to our consolidated financial statements.
(c)

Other contractual obligations represent obligations under agreements, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments as of December 31, 2017, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2017.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $21 million, $21 million and $25 million during 2017, 2016 and 2015, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2018. See Note 9 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2017, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $13 million at December 31, 2017.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers.”  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption if using the modified retrospective transition method.  In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard is effective for annual periods beginning after December 15, 2017.

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

Based on management’s assessment, we believe the most significant impact the adoption of the new standard will have on our consolidated financial statements are the required financial statement disclosures. Except for the required financial statement disclosures, we do not believe the adoption of the ASU will have a material impact on our consolidated financial statements and will adopt the ASU using the modified retrospective transition method.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.

Intangibles- Goodwill and Other

In January 2017, the FASB issued an ASU, “Intangibles—Goodwill and Other” to simplify the subsequent measurement of goodwill. The update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early adopt this ASU effective January 1, 2017. There was no impact on our consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an ASU, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets,” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. It requires the application of certain recognition and measurement principles in ASC 606 when derecognizing nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.

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

Compensation- Stock Compensation

In May 2017, the FASB issued an ASU, Compensation- Stock Compensation (Topic 718), “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued an ASU “Derivatives and Hedging- Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the standard simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this ASU during the third quarter of 2017. See footnote 7 “Fair Value Measurement,” for the additional disclosures related to this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

For the years ended December 31, 2017 and 2016, we recorded a net gain of zero and $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our consolidated statements of operations. As of December 31, 2017 and 2016, the notional amounts of outstanding foreign currency derivative financial instruments were $74 million and $77 million, respectively.

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2017 and 2015:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2017
Revenues	59%	10%	31%
Operating costs	56%	11%	33%
Year ended December 31, 2016
Revenues	61%	9%	30%
Operating costs	57%	10%	33%

Based on the year ended December 31, 2017, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $6 million annually, with an immaterial impact on operating income.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2017, we had $4,074 million of floating-rate debt under our senior secured credit facilities, of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $20 million ($41 million without giving effect to any of our interest rate swaps).

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

Management has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2017.

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

February 8, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nielsen Holdings plc

Opinion on Internal Control over Financial Reporting

We have audited Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Nielsen Holdings plc (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 8, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP New York, New York
February 8, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nielsen Holdings plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nielsen Holdings plc (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
February 8, 2018

Nielsen Holdings plc

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2017	2016	2015
Revenues	$6,572	$6,309	$6,172
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,765	2,607	2,539
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,862	1,851	1,915
Depreciation and amortization	640	603	574
Restructuring charges	80	105	51
Operating income	1,225	1,143	1,093
Interest income	4	4	4
Interest expense	(374)	(333)	(311)
Foreign currency exchange transaction losses, net	(10)	(6)	(31)
Other (expense)/income, net	(17)	8	206
Income before income taxes and equity in net loss of affiliates	828	816	961
Provision for income taxes	(388)	(309)	(383)
Equity in net loss of affiliates	—	—	(3)
Net income	440	507	575
Net income attributable to noncontrolling interests	11	5	5
Net income attributable to Nielsen stockholders	$429	$502	$570
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$1.20	$1.40	$1.55
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$1.20	$1.39	$1.54
Weighted-average shares of common stock outstanding, basic	356,714,940	358,830,080	366,996,788
Dilutive shares of common stock	1,337,493	3,337,049	3,961,016
Weighted-average shares of common stock outstanding, diluted	358,052,433	362,167,129	370,957,804
Dividends declared per common share	$1.33	$1.21	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Net income	$440	$507	$575
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	248	(94)	(357)
Available for sale securities (2)	—	—	(19)
Changes in the fair value of cash flow hedges (3)	11	2	(1)
Defined benefit pension plan adjustments (4)	14	(65)	87
Total other comprehensive income/(loss)	273	(157)	(290)
Total comprehensive income	713	350	285
Less: comprehensive income/(loss) attributable to noncontrolling interests	13	—	(3)
Total comprehensive income attributable to Nielsen stockholders	$700	$350	$288

(1)	Net of tax of $23 million, $(9) million and $(15) million for the year ended December 31, 2017, 2016 and 2015 respectively.
(2)	Net of tax of zero, zero and $13 million for the year ended December 31, 2017, 2016 and 2015 respectively.

(3)	Net of tax of $(7) million, $(2) million and $1 million for the year ended December 31, 2017, 2016 and 2015 respectively.

(4)	Net of tax of $(2) million, $20 million and $(10) million for the year ended December 31, 2017, 2016 and 2015 respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings plc

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2017	2016
Assets:
Current assets
Cash and cash equivalents	$656	$754
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $29 and $25 as of December 31, 2017 and 2016, respectively	1,280	1,171
Prepaid expenses and other current assets	346	297
Total current assets	2,282	2,222
Non-current assets
Property, plant and equipment, net	482	471
Goodwill	8,495	7,845
Other intangible assets, net	5,077	4,736
Deferred tax assets	170	127
Other non-current assets	360	329
Total assets	$16,866	$15,730
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,141	$1,012
Deferred revenues	361	297
Income tax liabilities	111	97
Current portion of long-term debt, capital lease obligations and short-term borrowings	84	188
Total current liabilities	1,697	1,594
Non-current liabilities
Long-term debt and capital lease obligations	8,357	7,738
Deferred tax liabilities	1,435	1,175
Other non-current liabilities	934	930
Total liabilities	12,423	11,437
Commitments and contingencies (Note 15)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 355,956,031 and 357,745,953 shares issued and 355,944,976 and 357,465,614 shares outstanding at December 31, 2017 and 2016, respectively	32	32
Additional paid-in capital	4,742	4,825
Retained earnings	411	456
Accumulated other comprehensive loss, net of income taxes	(940)	(1,211)
Total Nielsen stockholders’ equity	4,245	4,102
Noncontrolling interests	198	191
Total equity	4,443	4,293
Total liabilities and equity	$16,866	$15,730

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(IN MILLIONS)	2017	2016	2015
Operating Activities
Net income	$440	$507	$575
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	45	51	48
Deferred income tax	162	88	213
Currency exchange rate differences on financial transactions and other gains	(10)	(19)	(167)
Equity in net income of affiliates, net of dividends received	2	2	4
Depreciation and amortization	640	603	574
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	10	53	(35)
Prepaid expenses and other assets	(28)	4	(63)
Accounts payable and other current liabilities and deferred revenues	31	(63)	36
Other non-current liabilities	2	(8)	(2)
Interest payable	22	14	15
Income taxes	(6)	64	11
Net cash provided by operating activities	1,310	1,296	1,209
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(778)	(285)	(246)
Proceeds from the sale of subsidiaries and affiliates, net	2	34	30
Additions to property, plant and equipment and other assets	(119)	(109)	(134)
Additions to intangible assets	(370)	(324)	(274)
Proceeds from the sale of property, plant and equipment and other assets	42	42	7
Other investing activities	(13)	—	36
Net cash used in investing activities	(1,236)	(642)	(581)
Financing Activities
Net payments under revolving credit facility	—	(164)	(116)
Proceeds from issuances of debt, net of issuance costs	2,745	2,502	746
Repayment of debt	(2,296)	(1,765)	(98)
(Decrease)/increase in other short-term borrowings	(5)	4	—
Cash dividends paid to stockholders	(474)	(434)	(408)
Repurchase of common stock	(140)	(418)	(667)
Proceeds from issuance of common stock	21	81	72
Proceeds from employee stock purchase plan	6	1	—
Capital leases	(55)	(40)	(22)
Other financing activities	(17)	(15)	1
Net cash used in financing activities	(215)	(248)	(492)
Effect of exchange-rate changes on cash and cash equivalents	43	(9)	(52)
Net (decrease)/increase in cash and cash equivalents	(98)	397	84
Cash and cash equivalents at beginning of period	754	357	273
Cash and cash equivalents at end of period	$656	$754	$357
Supplemental Cash Flow Information
Cash paid for income taxes	$(232)	$(157)	$(159)
Cash paid for interest, net of amounts capitalized	$(352)	$(319)	$(296)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income
					(Loss), Net
				Retained					Total
			Additional	Earnings	Currency	Available	Cash	Post	Nielsen
	Common	Treasury	Paid-in	(Accumulated	Translation	for Sale	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Stock	Capital	Deficit)	Adjustments	Securities	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2014	$32	$(415)	$6,344	$(128)	$(418)	$19	$(2)	$(376)	$5,056	$77	$5,133
Net income	—	—	—	570	—	—	—	—	570	5	575
Currency translation adjustments, net of tax of $(15)	—	—	—	—	(349)	—	—	—	(349)	(8)	(357)
Unrealized loss on pension liability, net of tax of $(10)	—	—	—	—	—	—	—	87	87	—	87
Realized gain on available for sale securities, net of tax of $13	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Cash flow hedges, net of tax of $1	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	—	—	3	3
(Divestiture)/acquisition of an interest in a consolidated subsidiary	—	—	(1)	—	—	—	—	—	(1)	117	116
Dividends to stockholders	—	—	(297)	(101)	—	—	—	—	(398)	—	(398)
Shares of common stock issued in business combinations	—	—	2	—	—	—	—	—	2	—	2
Common stock issued under stock-based compensation plans	—	78	(3)	—	—	—	—	—	75	—	75
Excess tax benefit from stock based compensation		—	30	—	—	—	—	—	30	—	30
Repurchase of common stock	—	(467)	(200)	—	—	—	—	—	(667)	—	(667)
Equity conversion		804	(804)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	48	—	—	—	—	—	48	—	48
Balance, December 31, 2015	$32	$—	$5,119	$341	$(767)	$—	$(3)	$(289)	$4,433	$194	$4,627

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income
				(Loss), Net
							Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2015	$32	$5,119	$341	$(767)	$(3)	$(289)	$4,433	$194	$4,627
Adoption of stock-based compensation standard	—	—	47	—	—	—	47	—	47
Balance, January 1, 2016	32	5,119	388	(767)	(3)	(289)	4,480	194	4,674
Net income	—	—	502	—	—	—	502	5	507
Currency translation adjustments, net of tax of $(9)	—	—	—	(89)	—	—	(89)	(5)	(94)
Cash flow hedges, net of tax of $(2)	—	—	—	—	2	—	2	—	2
Unrealized loss on pension liability, net of tax of $20	—	—	—	—	—	(65)	(65)	—	(65)
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	7	7
Acquisition/Divestiture of an interest in a consolidated subsidiary	—	(5)	—	—	—	—	(5)	—	(5)
Dividends to stockholders	—	—	(434)	—	—	—	(434)	—	(434)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(10)	(10)
Common stock issued under stock-based compensation plans	—	78	—	—	—	—	78	—	78
Repurchase of common stock	—	(418)	—	—	—	—	(418)	—	(418)
Stock-based compensation expense	—	51	—	—	—	—	51	—	51
Balance, December 31, 2016	$32	$4,825	$456	$(856)	$(1)	$(354)	$4,102	$191	$4,293

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income
					(Loss), Net
							Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Stockholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2016	$32	$4,825	$456	$(856)	$(1)	$(354)	$4,102	$191	$4,293
Net income	—	—	429	—	—	—	429	11	440
Currency translation adjustments, net of tax of $23	—	—	—	246	—	—	246	2	248
Cash flow hedges, net of tax of $(7)	—	—	—	—	11	—	11	—	11
Unrealized loss on pension liability, net of tax of $(2)	—	—	—	—	—	14	14	—	14
Capital contribution by a non-controlling partner	—	—	—	—	—	—	—	6	6
Acquisition of an interest in a consolidated subsidiary	—	(12)	—	—	—	—	(12)	—	(12)
Employee stock purchase plan	—	6	—	—	—	—	6	—	6
Dividends to stockholders	—	—	(474)	—	—	—	(474)	(12)	(486)
Common stock issued under stock-based compensation plans	—	21	—	—	—	—	21	—	21
Repurchase of common stock	—	(140)	—	—	—	—	(140)	—	(140)
Stock-based compensation expense	—	42	—	—	—	—	42	—	42
Balance, December 31, 2017	$32	$4,742	$411	$(610)	$10	$(340)	$4,245	$198	$4,443

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

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to December 31, 2017 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with marketing/media research services. Advertising and marketing costs totaled $21 million, $25 million and $19 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Employee stock options, restricted stock and similar equity instruments granted by the Company are treated as potential common stock outstanding in computing diluted earnings per share. Diluted stock outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and in 2014 and 2015 the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase stock. In 2016, upon the adoption of ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” the Company removed the excess tax benefit from its assumed proceeds under the treasury stock method.

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

The effect of 4,351,564,  1,650,708 and 1,593,807 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, as such shares would have been anti-dilutive.

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

During the years ended December 31, 2017 and 2016, the Company sold $202 million and $137 million, respectively, of accounts receivables to third parties and recorded an immaterial loss on the sale to interest expense, net in the consolidated statement of operations. As of December 31, 2017 and 2016, $110 million and $71 million, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $202 million and $137 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

Other Significant Accounting Policies

The following table includes other significant accounting policies that are described in other notes to the financial statements, including the related note:

Significant Accounting Policy	Note
Investments	7
Financial Instruments	7
Derivative Financial Instruments	7
Goodwill and Other Intangible Assets	4
Property, Plant and Equipment	6
Impairment of Long-Lived Assets	4&6
Pensions and Other Post Retirement Benefits	9
Stock-Based Compensation	12
Income Taxes	13

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers”.  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption if using the modified retrospective transition methods.  In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard is effective for annual periods beginning after December 15, 2017.

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

Based on management’s assessment, it believes the most significant impact the adoption of the new standard will have on its consolidated financial statements are the required financial statement disclosures. Except for the required financial statement disclosures, the Company does not believe the adoption of the ASU will have a material impact on its consolidated financial statements and will adopt the ASU using the modified retrospective transition method.

Leases

In February 2016, the FASB issued an ASU, “Leases.” The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. While Nielsen continues to assess the impact the adoption of this ASU will have on the Company’s consolidated financial statements, Nielsen expects it will increase assets and liabilities on the consolidated balance sheet.

Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Nielsen is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Intangibles- Goodwill and Other

In January 2017, the FASB issued an ASU, “Intangibles—Goodwill and Other” to simplify the subsequent measurement of goodwill. The update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Nielsen elected to early adopt this ASU effective January 1, 2017. There was no impact on the Company’s consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an ASU, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets," which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. It requires the application of certain recognition and measurement principles in ASC 606 when derecognizing nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. Nielsen does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Compensation- Stock Compensation

In May 2017, the FASB issued an ASU, Compensation- Stock Compensation (Topic 718), “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Nielsen does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued an ASU “Derivatives and Hedging-Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the standard simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. Nielsen elected to early adopt this ASU during the third quarter of 2017. See footnote 7 “Fair Value Measurement,” for the additional disclosures related to this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

3. Business Acquisitions and Dispositions

Acquisitions

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

The acquisition of Gracenote was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Effective February 1, 2017, the financial results of Gracenote were included within the Watch segment of Nielsen’s consolidated financial statements. For the year ended December 31, 2017, the Company’s consolidated statement of operations includes $215 million of revenues related to the Gracenote acquisition.

The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the purchase price allocation:

(IN MILLIONS)
Identifiable assets acquired and liabilities assumed:
Cash	$11
Other current assets	56
Property and equipment	12
Goodwill	316
Amortizable intangible assets	341
Other long-term assets	11
Deferred revenue	(22)
Other current liabilities	(28)
Deferred tax liabilities	(105)
Other long-term liabilities	(7)
Total	$585

As of the acquisition date, the fair value of accounts receivable approximated historical cost. The gross contractual receivable was $37 million and is included in other current assets above, of which $1 million was deemed uncollectible.

The allocation of the purchase price to goodwill and identified intangible assets was $316 million and $341 million, respectively. All of the Gracenote related goodwill and intangible assets are attributable to Nielsen’s Watch segment.  As of December 31, 2017, $21 million of goodwill is expected to be deductible for income tax purposes.

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

The Company incurred acquisition-related expenses of $6 million for the year ended December 31, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Gracenote for the years ended December 31, 2017 and 2016, as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Year Ended December 31,
(IN MILLIONS)	2017	2016
Revenues	$6,590	$6,532
Income	$443	$499

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

For the year ended December 31, 2017, excluding Gracenote, Nielsen paid cash consideration of $210 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2017 acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2016, Nielsen paid cash consideration of $285 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2016 acquisitions occurred as of January 1, 2016, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2015, Nielsen paid cash consideration of $246 million associated with both current period and previously executed acquisitions, net of cash acquired. Included in this amount is $45 million for an additional 13.5% interest in Nielsen Catalina Solutions (“NCS”), a joint venture between us and Catalina that we historically accounted for under the equity method of accounting. As part of this transaction Nielsen gained control of NCS and, as such accounted for it as a step-acquisition and calculated the fair value of the investment immediately before the acquisition to be $161 million. The fair value of the investment was calculated by an income approach using a discounted cash flow analysis, which requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flows. As a result, during the fourth quarter of 2015, Nielsen recorded a $158 million gain on the investment in NCS to other income/(expense), net in the consolidated statement of operations. Commencing October 1, 2015, NCS was reflected as a consolidated subsidiary within Nielsen’s consolidated financial statements. Had these 2015 acquisitions occurred as of January 1, 2015, the impact on Nielsen’s consolidated results of operations would not have been material.

Dispositions

In December 2016, Nielsen completed the sale of Claritas, a business focusing on consumer segmentation insights within the Company’s Buy segment, for cash consideration of $34 million and a note receivable for $60 million. The note is payable at any time over three years and bears interest at 3% in year one, 5% in year two and 7% in year three. As a result of this transaction the Company recorded a $14 million gain on sale to other income/(expense), net in the consolidated statement of operations. This disposition did not qualify to be classified as a discontinued operation. In 2017, upon finalization of working capital and other settlement matters the Company reduced the note receivable to $51 million and recorded a charge of $13 million to other income/(expense), net in the consolidated statement of operations.

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

There were no discontinued operations for the years ended December 31, 2017, 2016 and 2015.

4. Goodwill and Other Intangible Assets

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

The Company’s 2017, 2016 and 2015 annual assessments of its reporting units did not result in an impairment for goodwill.

Goodwill is stated at historical cost less accumulated impairments losses, if any.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016, respectively.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2015	$2,789	$4,994	$7,783
Acquisitions, divestitures and other adjustments	(31)	170	139
Effect of foreign currency translation	(62)	(15)	(77)
Balance, December 31, 2016	$2,696	$5,149	$7,845
Acquisitions, divestitures and other adjustments	2	473	475
Effect of foreign currency translation	146	29	175
Balance, December 31, 2017	$2,844	$5,651	$8,495
Cumulative impairments	$—	$376	$376

At December 31, 2017, $61 million of goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually.

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred. Costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset and are amortized over the estimated useful life. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from the future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change.

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

The table below summarizes the carrying value of such intangible assets and their estimated useful lives:

			Gross Amounts		Accumulated Amortization
	Estimated	Weighted	December 31,	December 31,	December 31,	December 31,
(IN MILLIONS)	Useful Lives	Average	2017	2016	2017	2016
Indefinite-lived intangibles:
Trade names and trademarks			$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	5-20 years	13 years	139	140	(92)	(88)
Customer-related intangibles	6-25 years	21 years	3,174	3,035	(1,463)	(1,312)
Covenants-not-to-compete	1-7 years	3 years	39	39	(37)	(36)
Content databases(1)	12-16 years	12 years	168	—	(12)	—
Computer software	3-10 years	5 years	2,681	2,223	(1,498)	(1,258)
Patents and other	3-10 years	6 years	171	173	(114)	(101)
Total			$6,372	$5,610	$(3,216)	$(2,795)

(1)

The content databases were acquired as part of the Gracenote acquisition on February 1, 2017. These databases represent metadata used in Gracenote’s Video, Music/Auto and Sports product offerings that is not easily replicated due to its quantity and the relationships needed to acquire the data. The estimated remaining useful life of these content databases is 12 to 16 years.

The amortization expense for the years ended December 31, 2017, 2016 and 2015 was $454 million, $425 million and $408 million, respectively. These amounts include amortization expense associated with computer software of $250 million, $232 million and $219 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company’s 2017, 2016 and 2015 annual assessments did not result in an impairment for any of its indefinite-lived intangible assets.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2018	$487
2019	468
2020	419
2021	361
2022	257
Thereafter	1,164
Total	$3,156

5. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the years ended December 31, 2017 and 2016, respectively.

	Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)
Other comprehensive income before reclassifications	248	8	(3)	253
Amounts reclassified from accumulated other comprehensive loss	$—	$3	$17	20
Net current period other comprehensive income	248	11	14	273
Net current period other comprehensive income attributable to noncontrolling interest	2	—	—	2
Net current period other comprehensive income attributable to Nielsen stockholders	246	11	14	271
Balance December 31, 2017	$(610)	$10	$(340)	$(940)

	Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2015	$(767)	$(3)	$(289)	$(1,059)
Other comprehensive loss before reclassifications	(94)	(3)	(77)	(174)
Amounts reclassified from accumulated other comprehensive loss	—	$5	$12	17
Net current period other comprehensive (loss)/income	(94)	2	(65)	(157)
Net current period other comprehensive loss attributable to noncontrolling interest	(5)	—	—	(5)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(89)	2	(65)	(152)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the years ended December 31, 2017 and 2016, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated Other Comprehensive			Affected Line Item in the
	Year Ended December 31,		Consolidated
Income components	2017	2016	Statement of Operations
Cash flow hedges
Interest rate contracts	$5	$7	Interest expense
	(2)	(2)	Benefit for income taxes
	$3	$5	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$19	$17	(a)
	(2)	(5)	Benefit for income taxes
	$17	$12	Total, net of tax
Total reclassification for the period	$20	$17	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

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

The following tables summarizes the carrying value of our property, plant and equipment including the associated useful lives:

	Estimated	December 31,	December 31,
(IN MILLIONS)	Useful Life	2017	2016
Land and buildings	25-50 years	$371	$335
Information and communication equipment	3-10 years	994	858
Furniture, equipment and other	3-10 years	121	103
		1,486	1,296
Less accumulated depreciation and amortization		(1,004)	(825)
		$482	$471

Depreciation and amortization expense from operations related to property, plant and equipment was $171 million, $165 million and $160 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $47 million, $37 million and $23 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital leases and other financing obligations are comprised primarily of land and buildings and information and communication equipment.

Gross and net book value of assets under capital leases were as follows:

(IN MILLIONS)	December 31, 2017
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$178	$(75)	$103
Information and communication equipment	151	(84)	67
	$329	$(159)	$170
	December 31, 2016
	Gross Book Value	Accumulated Depreciation	Net Book Value
Land and buildings	$174	$(69)	$105
Information and communication equipment	161	(72)	89
	$335	$(141)	$194

7. Fair Value Measurements

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

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) net, until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for the years ended December 31, 2017, 2016 and 2015.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31,
(IN MILLIONS)	2017	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$33	33	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	17	—	17	—
Total	$52	$35	$17	—
Liabilities:
Interest rate swap arrangements (3)	—	—	—	—
Deferred compensation liabilities (4)	33	33	—	—
Total	33	$33	—	—

	December 31,
	2016	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	32	32	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	3	—	3	—
Total	$37	$34	3	—
Liabilities:
Interest rate swap arrangements (3)	$5	—	5	—
Deferred compensation liabilities (4)	32	32	—	—
Total	$37	$32	5	—

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 10 - Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2017, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

In November 2014, the Company entered into $250 million in aggregate notional amount of a two-year forward interest rate swap agreement with a starting date in May, 2016. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 1.78%. This derivative has been designated as an interest rate cash flow hedge.

As of December 31, 2017 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2018	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2021	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	US Dollar

The effect of cash flow hedge accounting on the consolidated statement of operations for the years ended December 31, 2017 and 2016:

	Interest Expense
	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Interest expense- (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$374	$333	$311
Amount of loss reclassified from accumulated other comprehensive income into income, net of tax	$3	$5	$7
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—

Nielsen expects to recognize approximately $3 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Foreign Currency Exchange Risk

During the years ended December 31, 2017 and 2016, Nielsen recorded a net gain of zero and $1 million respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in Nielsen’s consolidated statements of operations.  As of December 31, 2017 and 2016, the notional amounts of the outstanding foreign currency derivative financial instruments were $74 million and $77 million, respectively.

See Note 10 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
		Accounts Payable			Accounts Payable
Derivatives Designated as Hedging Instruments	Other Non- Current	and Other Current	Other Non- Current	Other Non- Current	and Other Current	Other Non- Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$17	$—	$—	$3	$1	$4

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2017, 2016 and 2015 was as follows (amounts in millions):

	Amount of (Gain)/Loss				Amount of Loss
	Recognized in OCI			Location of Loss	Reclassified from OCI
	on Derivatives			Reclassified from OCI	into Income
Derivatives in Cash Flow	(Effective Portion)			into Income	(Effective Portion)
Hedging Relationships	December 31,			(Effective Portion)	December 31,
(IN MILLIONS)	2017	2016	2015		2017	2016	2015
Interest rate swaps	$(13)	$3	$14	Interest expense	$5	$7	$12

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

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2017 or 2016.

8. Restructuring Activities

Restructuring charges primarily relate to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2014	$72
Charges	51
Non cash charges and other adjustments	(8)
Payments	(77)
Balance at December 31, 2015	38
Charges	105
Non cash charges and other adjustments	(1)
Payments	(69)
Balance at December 31, 2016	73
Charges	80
Non cash charges and other adjustments	2
Payments	(97)
Balance at December 31, 2017	$58

Of the $58 million in remaining liabilities for restructuring actions, $43 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2017.

Productivity Initiatives

The Company recorded $80 million in restructuring charges primarily relating to employee severance associated with productivity initiatives and contract termination costs during the year ended December 31, 2017.

The Company recorded $105 million in restructuring charges primarily relating to employee severance associated with productivity initiatives and contract termination costs during the year ended December 31, 2016.

The Company recorded $51 million in restructuring charges primarily relating to employee severance associated with productivity initiatives during the year ended December 31, 2015.

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

The discount rate is the rate at which the benefit obligations could be effectively settled. For Nielsen’s U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. For the Dutch and other non-U.S. plans, the discount rate is set by reference to market yields on high-quality corporate bonds. Nielsen believes the timing and amount of cash flows related to the bonds in these portfolios are expected to match the estimated payment benefit streams of our plans.

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

To determine the expected long-term rate of return on pension plan assets, Nielsen considers, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on the Company’s principal Dutch plans by approximately $3 million per year. The Company assumed that the weighted-averages of long-term returns on our pension plans were 4.6% for the year ended December 31, 2017, 5.1% for the year ended December 31, 2016 and 6.0% for the year ended December 31, 2015. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting Nielsen’s expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts.

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2017
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$669	$344	$629	$1,642
Service cost	5	—	8	13
Interest cost	9	12	13	34
Plan participants’ contributions	1	—	1	2
Actuarial loss (gain)	(21)	27	—	6
Benefits paid	(30)	(13)	(23)	(66)
Expenses paid	(1)	—	(1)	(2)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(6)	(6)
Effect of foreign currency translation	92	—	58	150
Benefit obligation at end of period	724	370	678	1,772
Change in plan assets
Fair value of plan assets at beginning of period	625	233	507	1,365
Actual return on plan assets	32	37	40	109
Employer contributions	3	3	15	21
Plan participants’ contributions	1	—	1	2
Benefits paid	(30)	(13)	(23)	(66)
Expenses paid	(1)	—	(1)	(2)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(6)	(6)
Effect of foreign currency translation	88	—	49	137
Fair value of plan assets at end of period	718	260	581	1,559
Funded status	$(6)	$(110)	$(97)	$(213)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	23	23
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(6)	(110)	(118)	(234)
Net amount recognized	$(6)	$(110)	$(97)	$(213)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (gain)/loss	$(3)	$7	$(6)	$(2)
Settlement loss	—	—	(1)	(1)
Amortization of net loss	(7)	(6)	(5)	(18)
Total recognized in other comprehensive income/(loss)	$(10)	$1	$(12)	$(21)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$185	$113	$132	$430

	Year Ended December 31, 2016
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$639	$334	$616	$1,589
Service cost	5	—	9	14
Interest cost	11	13	16	40
Plan participants’ contributions	1	—	1	2
Actuarial losses	67	10	83	160
Benefits paid	(30)	(13)	(17)	(60)
Expenses paid	(1)	—	(2)	(3)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(5)	(5)
Settlements	—	—	(8)	(8)
Effect of foreign currency translation	(23)	—	(63)	(86)
Benefit obligation at end of period	669	344	629	1,642
Change in plan assets
Fair value of plan assets at beginning of period	622	231	531	1,384
Actual return on plan assets	42	14	40	96
Employer contributions	7	1	14	22
Plan participants’ contributions	1	—	1	2
Benefits paid	(30)	(13)	(17)	(60)
Expenses paid	(1)	—	(2)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(8)	(8)
Insurance	4	—	—	4
Effect of foreign currency translation	(20)	—	(51)	(71)
Fair value of plan assets at end of period	625	233	507	1,365
Funded status	$(44)	$(111)	$(122)	$(277)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	21	21
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(44)	(111)	(141)	(296)
Net amount recognized	$(44)	$(111)	$(122)	$(277)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net loss	$39	$13	$50	$102
Settlement loss	—	—	(2)	(2)
Amortization of net loss	(5)	(6)	(4)	(15)
Total recognized in other comprehensive income/(loss)	$34	$7	$44	$85
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$195	$112	$144	$451

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(IN MILLIONS)	2017	2016	2015
Accumulated benefit obligation.	$1,750	$1,622	$1,548

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2017
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$80	$370	$560	$1,010
Accumulated benefit obligation	80	370	542	992
Fair value of plan assets	76	260	440	776

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2017
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$724	$370	$560	$1,654
Accumulated benefit obligation	721	370	541	1,632
Fair value of plan assets	718	260	440	1,418

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2016
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$669	$344	$528	$1,541
Accumulated benefit obligation	668	344	511	1,523
Fair value of plan assets	625	233	386	1,244

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2016
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$669	$344	$528	$1,541
Accumulated benefit obligation	668	344	511	1,523
Fair value of plan assets	625	233	386	1,244

Net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015, respectively, includes the following components:

	Net Periodic Pension Costs
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Year ended December 31, 2017
Service cost	$5	$—	$8	$13
Interest cost	9	12	13	34
Expected return on plan assets	(24)	(17)	(22)	(63)
Settlement loss recognized	—	—	1	1
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net loss	7	6	5	18
Net periodic pension cost	$(3)	1	4	2
Year ended December 31, 2016
Service cost	$5	$—	$9	$14
Interest cost	11	13	16	40
Expected return on plan assets	(26)	(18)	(25)	(69)
Curtailment gain recognized	—	—	(1)	(1)
Settlement loss recognized	—	—	2	2
Amortization of net loss	5	6	4	15
Net periodic pension cost	$(5)	1	5	1
Year ended December 31, 2015
Service cost	$4	$—	$13	$17
Interest cost	14	16	20	50
Expected return on plan assets	(30)	(21)	(31)	(82)
Settlement loss recognized	—	14	1	15
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net loss	8	7	8	23
Net periodic pension cost	$(4)	$16	$10	$22

The settlement loss of $1 million in 2017 resulted primarily from settling benefit liabilities in Canada and Switzerland. The settlement loss of $2 million in 2016 resulted primarily from settling certain retiree liabilities in Germany.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2017 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$(6)	$(9)	$(9)	$(24)

Actuarial gains and losses are amortized over the average remaining service lives for plans with active participants, and over the average remaining lives for legacy plans with no active participants.

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
	2017			2016			2015
	NL	US	Other	NL	US	Other	NL	US	Other
Pension benefit obligation:
—discount rate	1.9%	3.7%	2.3%	1.8%	4.4%	2.3%	2.4%	4.6%	3.2%
—rate of compensation increase	1.8%	—	1.1%	1.8%	—	1.1%	1.8%	—	2.5%
Net periodic pension costs:
—discount rate	1.8%	4.4%	2.3%	2.4%	4.6%	3.2%	2.0%	4.3%	3.0%
—rate of compensation increase	3.8%	—	1.1%	1.8%	—	2.5%	2.3%	—	2.8%
—expected long-term return on plan assets	3.8%	7.0%	4.4%	4.2%	7.3%	5.3%	5.2%	7.5%	6.2%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The	United
	Netherlands	States	Other	Total
At December 31, 2017
Equity securities	27%	55%	45%	37%
Fixed income securities	56	44	31	47
Other	17	1	24	16
Total	100%	100%	100%	100%
At December 31, 2016
Equity securities	25%	55%	34%	34%
Fixed income securities	57	44	37	47
Other	18	1	29	19
Total	100%	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2017 was 36% equity securities and 49% long-term interest-earning investments (debt or fixed income securities), and 15% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Insurance contracts are categorized as level 3 and are valued based on contractual terms.

Assets at fair value (See Note 7 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2017 and 2016 are as follows:

Our fair value hierarchy shown below excludes investments using the NAV per share practical expedient. Application of the NAV per share practical expedient coincided with the change in investment management for one of the Company’s Pension Plans during 2016.

(IN MILLIONS)	December 31, 2017				December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$8	$—	$—	$8	$19	$—	$—	$19
Equity securities – U.S.	60	12	—	72	53	11	—	64
Equity securities – Global.	40	270	—	310	32	222	—	254
Equity securities – non-U.S.	8	94	—	102	6	83	—	89
Real estate	—	—	47	47	—	—	38	38
Corporate bonds	142	243	—	385	127	249	—	376
Debt issued by national, state or local government	39	191	—	230	36	145	—	181
Other	—	2	149	151	—	2	129	131
Total assets at fair value, excluding NAV per share practical expedient at December 31, 2017	$297	$812	$196	$1,305	$273	$712	$167	$1,152

The following presents our total fair value of plan assets including the NAV per share practical expedient:

(IN MILLIONS)	December 31, 2017	December 31, 2016
Fair value of investments, excluding NAV per share practical expedient.	$1,305	$1,152

Fair value of investments, using NAV per share practical expedient
Asset Category
Cash	$7	$4
Equity securities – U.S.	26	26
Equity securities – Global.	32	29
Corporate debt securities or bonds.	7	19
Debt issued by national, state or local government	8	2
Liability driven investments	88	71
Real estate	7	7
Private equity and hedge funds	60	54
Insurance and other	19	1
Total assets at fair value including NAV per share practical expedient at December 31, 2017	$1,559	$1,365

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2017 and 2016:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2015	$33	$130	$163
Actual return on plan assets:
(Sales)/investments	7	—	7
Unrealized gains	—	10	10
Effect of foreign currency translation	(2)	(11)	(13)
Balance, end of year December 31, 2016	$38	$129	$167
Actual return on plan assets:
(Sales)/Investments	5	—	5
Unrealized gains	—	3	3
Effect of foreign currency translation	4	17	21
Balance, end of year December 31, 2017	$47	$149	$196

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

Contributions to the Pension Plans in 2018 are expected to be approximately $3 million for the Netherlands plan, $9 million for the U.S. plan and $15 million for other plans.

Estimated future benefit payments are as follows:

	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
For the years ending December 31,
2018	$32	$15	$20	$67
2019	32	15	19	66
2020	32	16	21	69
2021	32	17	21	70
2022	32	17	23	72
2023-2027	158	98	139	395

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $53 million, $49 million and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations).  No contributions are made in shares of the Company’s common stock.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2017.

	December 31, 2017			December 31, 2016
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,080 million Senior secured term loan (LIBOR based variable rate of 3.43%) due 2019		$1,392	$1,397		$1,768	$1,785
$1,900 million Senior secured term loan (LIBOR based variable rate of 3.15%) due 2023		—	—		1,892	1,922
$2,250 million Senior secured term loan (LIBOR based variable rate of 3.43%) due 2023		2,232	2,247		—	—
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.10%) due 2021		450	452		399	402
Total senior secured credit facilities (with weighted-average interest rate)	3.39%	4,074	4,096	2.95%	4,059	4,109
$800 million 4.50% senior debenture loan due 2020		795	809		794	813
$625 million 5.50% senior debenture loan due 2021		620	643		618	649
$2,300 million 5.00% senior debenture loan due 2022		2,288	2,362		2,285	2,340
$500 million 5.00% senior debenture loan due 2025		496	518		—	—
Total debenture loans (with weighted-average interest rate)	5.22%	4,199	4,332	5.22%	3,697	3,802
Other loans		1	1		7	7
Total long-term debt	4.32%	8,274	8,429	4.04%	7,763	7,918
Capital lease and other financing obligations		167			158
Bank overdrafts					5
Total debt and other financing arrangements		8,441			7,926
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		84			188
Non-current portion of long-term debt and capital lease and other financing obligations		$8,357			$7,738

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The carrying value of Nielsen’s long-term debt are denominated in the following currencies:

	December 31,	December 31,
(IN MILLIONS)	2017	2016
U.S. Dollars	$7,824	$7,364
Euro	450	399
	$8,274	$7,763

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2018	$28
2019	$1,400
2020	$818
2021	$1,078
2022	$2,326
Thereafter	$2,624
$8,274

Senior Secured Credit Facilities

Term Loan Facilities

In October 2016, we entered into a second amendment to our Fourth Amended and Restated Credit Agreement, and as subsequently amended, the (“Existing Credit Agreement”). The Existing Credit Agreement provides for term loan facilities as shown in the table above.

In April 2017, we entered into a third amendment to our Fourth Amended and Restated Credit Agreement (as amended prior to April 2017, the “Existing Credit Agreement,” and as amended in April 2017 by the third amendment, the “Amended Credit Agreement”), providing for a new class of Class B-4 Term Loans in an aggregate principal amount of $2.25 billion, the proceeds of which were used to replace or refinance the entire outstanding principal of existing Class B-3 Term Loans and a portion of existing Class A Term Loans.

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

Covenants

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of Nielsen’s subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $4.3 billion at December 31, 2017. In addition, these entities are subject to a total leverage covenant. The leverage ratio requires that Nielsen not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with this financial covenant would result in an event of default under Nielsen’s Amended Credit Agreement unless waived by certain of Nielsen’s term lenders and the Company’s revolving lenders. An event of default under Nielsen’s Amended Credit Agreement can result in the acceleration of Nielsen’s indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing Nielsen’s debt securities as well. As Nielsen’s failure to comply with the financial covenant described above can cause the Company to go into default under the agreements governing Nielsen’s indebtedness, management believes that Nielsen’s Amended Credit Agreement and this covenant are material to Nielsen. As of December 31, 2017, Nielsen was in full compliance with the financial covenant described above.

Pursuant to Nielsen’s Amended Credit Agreement, the Company is subject to making mandatory prepayments on the term loans within Nielsen’s Amended Credit Agreement to the extent in any full calendar year Nielsen generate Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including Nielsen’s ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2017, Nielsen’s ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Nielsen’s next ECF measurement date will occur upon completion of the 2017 results, and although Nielsen do not expect to be required to issue any mandatory repayments in 2018 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2017, Nielsen had zero borrowings outstanding and outstanding letters of credit of $13 million.  As of December 31, 2016, Nielsen had zero borrowings outstanding and outstanding letters of credit of $6 million. As of December 31, 2017, Nielsen had $562 million available for borrowing under the revolving credit facility.

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

Assets under capital lease are recorded within property, plant and equipment. See Note 6 – “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2017 are as follows:

(IN MILLIONS)
2018	$58
2019	49
2020	35
2021	21
2022	13
Thereafter	20
Total	196
Less: amount representing interest	29
Present value of minimum lease payments	$167
Current portion	$49
Total non-current portion	118
Present value of minimum lease payments	$167

Capital leases and other financing transactions have effective interest rates primarily ranging from 4.5% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2017, 2016 and 2015 was $12 million, $11 million and $8 million, respectively. Nielsen recognizes rental income from non-cancelable subleases. The total aggregate future rental income proceeds to be received under the non-cancelable subleases are $3 million.

11. Stockholders’ Equity

Common stock activity is as follows:

	Year Ended December 31,
	2017	2016	2015
Actual number of shares of common stock outstanding
Beginning of period	357,465,614	362,338,369	372,757,598
Shares of common stock issued through business combinations	—	—	52,698
Shares of common stock issued through compensation plans	1,578,917	3,482,699	4,107,501
Employee benefit trust activity	269,284	(280,339)	—
Repurchases of common stock	(3,368,839)	(8,075,115)	(14,579,428)
End of period	355,944,976	357,465,614	362,338,369

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2016 and 2017, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34

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

As of December 31, 2017, there have been 37,206,365 shares of our common stock purchased at an average price of $45.74 per share (total consideration of approximately $1,702 million) under this program.

The activity for the year ended December 31, 2017 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2017 Activity
January 1- 31	—	$—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
April 1-30	—	$—	—	$395,903,537
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	$—	—	$354,426,944
July 1-31	—	$—	—	$354,426,944
August 1-31	698,062	$41.77	698,062	$325,268,111
September 1-30	102,461	$39.25	102,461	$321,246,116
October 1-31	—	$—	—	$321,246,116
November 1-30	221,845	$36.26	221,845	$313,201,667
December 1-31	396,408	$38.05	396,408	$298,118,746
Total	37,206,365	$45.74	37,206,365

12. Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations; however, no expense is recognized for stock-based payments that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $45 million, $51 million and $48 million of expense associated with stock-based compensation for the years ended December 31, 2017, 2016 and 2015, respectively. The tax benefit related to the stock compensation expense was $13 million for each of the respective periods.

Nielsen has an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the Company’s executives may be granted stock options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of the Company or purchase its shares.  In connection with the completion of Nielsen’s initial public offering of common stock on January 31, 2011 (and further amended), the Company implemented the Nielsen 2010 Stock Incentive Plan (the “Stock Incentive Plan”) and suspended further grants under the EPP.  The Stock Incentive Plan is the source of new equity-based awards permitting the Company to grant to its key employees, directors and other service providers the following types of awards:  incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other awards valued in whole or in part by reference to shares of Nielsen’s common stock and performance-based awards denominated in shares or cash.

Under the Stock Incentive Plan, Nielsen granted 1,000 and 1,643,144 time-based stock options to purchase shares during the years ended December 31, 2017 and 2016, respectively.  As of December 31, 2017, the total number of shares authorized for award of options or other equity-based awards was 44,095,000 under the Stock Incentive Plan. The 2017 time-based awards become exercisable over a four-year vesting period at a rate of 6.25% per quarter, and are tied to the executives’ continuing employment. The 2016 and 2015 time-based awards become exercisable over a four-year vesting period at a rate of 25 % per year on the anniversary day of the award, and are tied to the executives’ continuing employment.

The fair values of the granted time-based awards granted during 2017, 2016 and 2015 were estimated using the Black-Scholes option pricing model with the expected volatility based on the Company’s historical volatility.

The following assumptions were used during 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected life (years)	4.50	4.50-5.25	4.50-5.25
Risk-free interest rate	2.02%	1.19-1.92%	1.27-1.58%
Expected dividend yield	3.76%	2.29- 2.90%	2.18- 2.45%
Expected volatility	22.01%	20.02-23.44%	23.44-23.70%
Weighted average volatility	22.01%	20.89%	23.56%

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2014	14,527,460	28.80	4.29	$231
Granted	1,609,170	48.24
Forfeited	(1,808,315)	(30.59)
Exercised	(3,779,137)	(21.84)
Outstanding at December 31, 2015	10,549,178	$33.96	4.16	$136
Granted	1,643,144	53.99
Forfeited	(577,618)	(33.51)
Exercised	(3,456,536)	(28.85)
Outstanding at December 31, 2016	8,158,168	$40.19	4.43	$43
Granted	1,000	36.17
Forfeited	(996,015)	(47.59)
Exercised	(1,293,850)	(28.13)
Outstanding at December 31, 2017	5,869,303	$41.58	3.52	$13
Exercisable at December 31, 2017	4,094,127	$37.91	2.80	$13

As of December 31, 2017, 2016 and 2015, the weighted-average grant date fair value of the options granted was $4.70, $7.78 and $8.13, respectively, and the aggregate fair value of options vested was $9 million, $12 million and $21 million, respectively.

At December 31, 2017, there is approximately $5 million of unearned stock-based compensation related to stock options which the Company expects to record as stock-based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $17 million, $77 million and $94 million, respectively.  For the year ended December 31, 2017, cash proceeds from the exercise of options was $32 million.

Activity of Nielsen’s restricted stock units (RSUs) that are ultimately payable in shares of common stock granted under the Stock Incentive Plan is summarized below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSU activity
Nonvested at December 31, 2014	1,308,002	$35.90
Granted	851,088	47.29
Forfeited	(200,217)	37.20
Vested	(452,106)	34.19
Nonvested at December 31, 2015	1,506,767	$42.48
Granted	512,676	53.94
Forfeited	(104,822)	43.26
Vested	(558,228)	39.21
Nonvested at December 31, 2016	1,356,393	$47.69
Granted	1,574,973	36.23
Forfeited	(339,292)	46.09
Vested	(503,086)	44.62
Nonvested at December 31, 2017	2,088,988	$40.36

With the exception of a limited group of senior executives, the 2017 awards vest at a rate of 6.25% per quarter over the four year period.  The 2017 awards for the limited group of senior executives will vest at a rate of 25% per year over four years on the anniversary date of the award.  The 2016 and 2015 awards will vest at a rate of 25% per year over four years on the anniversary date of the award.

On January 31, 2017, Nielsen completed the acquisition of Gracenote and concurrently provided 31,381 replacement restricted stock units under Nielsen’s existing Stock Incentive Plan.  The exchange was accounted for as a modification in accordance with ASC 718.  The aggregate fair value of the replacement awards granted on January 31, 2017 was $2 million, of which $1 million was attributed to post merger service and $1 million was included in purchase price consideration.

As of December 31, 2017, approximately $49 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.4 years.

During the years ended December 31, 2017, 2016 and 2015, the Company granted 348,885, 381,576 and  333,700    performance restricted stock units, respectively, representing the target number of performance restricted stock subject to the award.   The weighted average grant date fair value of the awards in 2017, 2016 and 2015 were $37.88, $45.37 and $50.50 per share. For the performance restricted stock units granted in 2017, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2019.  For the performance restricted stock units granted in 2016, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2018. For the performance restricted stock units granted in 2015, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2017.  Forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model. As of December 31, 2017, there is approximately $13 million of unearned stock-based compensation related to unvested performance restricted stock (net of estimated forfeitures). The compensation expense is amortized over the term of the award, which is 3 years after the grant date.

During the year ended December 31, 2017, 2016 and 2015, the Company granted zero, 66,581 and 96,282 bonus restricted share units, respectively, in lieu of a portion of the cash bonus due to certain executives.  The awards vest at 50% on the first and second anniversary day of the award.  The weighted average grant date fair value of the awards in 2017, 2016 and 2015 was $0, $47.85 and $45.28 per share.  As of December 31, 2017, there is approximately $0 million of unearned stock-based compensation expense related to unvested bonus restricted share units (net of estimated forfeitures).  The compensation expense is amortized over the requisite service periods of two and three years.

In 2016, the Company implemented the Nielsen Holdings plc 2016 Employee Share Purchase Plan (the ESPP) and 2,000,000 shares were authorized for issuance under the ESPP.  There were 159,279 shares issued under the ESPP in 2017.

13. Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law. The TCJ Act significantly changes U.S. federal corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial-style tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries. The Company is subject to the provisions of the Financial Accounting Standards Board ("FASB") ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. However, in December of 2017, the SEC staff issued SAB 118 which provides that companies that have not completed their accounting for the effects of the TCJ Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The Company, as explained below, has made reasonable estimates in order to account for the effects of the TCJ Act.

As a result of the enactment of the TCJ Act, the Company has recorded a provisional net expense of $104 million during the fourth quarter of 2017. This amount, which is included in the Provision for Income Taxes in the Consolidated Statement of Operations, consists of two provisional components: (i) a $167 million expense, including $116 million of withholding and other taxes relating to the cost of the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company, and (ii) a $63 million net benefit resulting from the remeasurement of Nielsen’s deferred tax balances including the impact of any associated valuation allowances in the U.S. based on the new lower corporate income tax rate.

Although the $104 million net expense represents what Nielsen believes is a reasonable estimate of the impact of the income tax effects of the TCJ Act on Nielsen’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. In light of the complexity of the TCJ Act, Nielsen anticipates additional interpretive guidance from the U.S. Treasury.  In addition, once the Company finalizes certain tax positions when it files its 2017 U.S. tax return it will be able to conclude whether any further adjustments are required to its deferred tax balances in the U.S., as well as to the total liability associated with the one-time mandatory tax. Any adjustments to these provisional amounts will be reported as a component of the Provision for Income Taxes during the reporting period in which any such adjustments are determined, all of which will be reported no later than the fourth quarter of 2018.

The components of income before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
UK	$27	$(3)	$16
Non-UK	801	819	945
Income before income taxes and equity in net income of affiliates	$828	$816	$961

The above amounts for UK and non-UK activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income before income taxes and equity in net income of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Current:
UK	$—	$—	$(6)
Non-UK .	226	221	176
	226	221	170
Deferred:
UK	(5)	1	(1)
Non-UK	167	87	214
	162	88	213
Total	$388	$309	$383

The Company’s provision for income taxes for the years ended December 31, 2017, 2016 and 2015 was different from the amount computed by applying the statutory UK federal income tax rates to the underlying income before income taxes and equity in net income of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Income before income taxes and equity in net income of affiliates	$828	$816	$961
UK statutory tax rate	19.25%	20.00%	20.25%
Provision for income taxes at the UK statutory rate	$159	$163	$195
Tax impact on distributions from foreign subsidiaries	8	24	(5)
Effect of operations in non-UK jurisdictions	35	71	74
Tax impact of global licensing arrangements	66	74	80
U.S. state and local taxation	23	30	40
Withholding and other taxation	39	39	37
Effect of global financing activities	(68)	(71)	(82)
Changes in estimates for uncertain tax positions	40	(9)	8
Changes in valuation allowances	(8)	(29)	17
Effect of change in deferred tax rates	7	1	3
Tax impact due to US Tax Reform	104	—	—
Stock-based compensation	—	(19)	—
Other, net	(17)	35	16
Total provision for income taxes	$388	$309	$383
Effective tax rate	46.9%	37.9%	39.8%

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2017	December 31, 2016
Deferred tax assets (on balance):
Net operating loss carryforwards	$204	$179
Interest expense limitation	367	654
Employee benefits	63	91
Tax credit carryforwards	72	130
Stock-based payments	18	32
Accrued expenses	53	57
Financial instruments	1	(14)
Deferred revenue/costs	5	—
Other assets	28	29
	811	1,158
Valuation allowances	(466)	(112)
Deferred tax assets, net of valuation allowances	345	1,046
Deferred tax liabilities (on balance):
Intangible assets	(1,173)	(1,591)
Fixed asset depreciation	—	(42)
Computer software	(149)	(301)
Unremitted earnings	(172)	—
Unrealized gain on investments	(50)	(73)
Other liabilities	(66)	(87)
	(1,610)	(2,094)
Net deferred tax liability	$(1,265)	$(1,048)

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

At December 31, 2017 and 2016 the Company had net operating loss carryforwards of approximately $947 million and $788 million, respectively, which began to expire in 2018. In addition, the Company had tax credit carryforwards of approximately $72 million and $130 million at December 31, 2017 and 2016, respectively, which began to expire in 2018.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $104 million and $112 million at December 31, 2017 and 2016, respectively, related to net operating loss carryforwards, tax credit carryforwards and deferred tax assets related to other temporary differences. The Company also has a valuation allowance of $362 million related to its interest expense limitation carryforward due to the uncertainty created by the TCJ Act.

Other than as described above, the Company generally does not provide for taxes related to its undistributed earnings and the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis (“basis differences”) because such earnings and basis differences totaling $3.4 billion would either not be taxable when remitted or are considered to be indefinitely reinvested.

At December 31, 2017 and 2016, the Company had gross uncertain tax positions of $452 million and $432 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2017 and 2016 of $53 million and $33 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that a reduction in a range of $5 million to $18 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes and expirations of statute of limitations in various jurisdictions.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2017	December 31, 2016	December 31, 2015
Balance as of the beginning of period	$432	$461	$452
Additions for current year tax positions	11	15	24
Additions for tax positions of prior years	15	7	14
Reductions for lapses of statute of limitations	(2)	(6)	(15)
Reductions for tax positions of prior years	(4)	(45)	(14)
Balance as of the end of the period	$452	$432	$461

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2003 through 2016.

14. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2017 and 2016, Nielsen had investments in affiliates of $15 million and $16 million, respectively.

Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $3 million and $2 million for the year ended December 31, 2017 and 2016, respectively.

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

15. Commitments and Contingencies

Leases and Other Contractual Arrangements

In October 2017, Nielsen amended and restated in its entirety, its Amended and Restated Master Services Agreement, dated as of October 1, 2007, with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) (as amended prior to the Second Amendment and Restatement, the “Prior Agreement”) by entering into a Second Amended and Restated Master Services Agreement (the “Agreement”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with TCS. The term of the Agreement has been extended for an additional five years, so as to expire on December 31, 2025, with three one-year renewal options granted to Nielsen. Nielsen has committed to purchase services from TCS from the Effective Date through the remaining term of the Agreement (the “Minimum Commitment”) in the amount of $2.25 billion, including a commitment to purchase at least $320 million in services per year from 2017 through 2020, $186 million in services per year from 2021 through 2024, and $139.5 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). Nielsen met the Minimum Commitment in 2017. In connection with the entry into the Agreement, the parties have agreed to terminate the separate Global Infrastructure Services Agreement between them as of the Effective Date and include the services provided thereunder in one or more Statements of Work (“SOWs”) arising under the Agreement. TCS’s charges under such SOWs will continue to be credited against the Minimum Commitment and the Annual Commitment. TCS globally provides Nielsen with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning. As Nielsen orders specific services under the Agreement, the parties will execute SOWs describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide Nielsen with the right to terminate the Agreement or SOWs, as applicable.

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

	For the Years Ending December 31,
(IN MILLIONS)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$99	$79	$62	$46	$35	$132	$453
Other contractual obligations(a)	589	472	440	206	201	582	2,490
Total	$688	$551	$502	$252	$236	$714	$2,943

(a)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Nielsen generally requires purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Nielsen’s remaining commitments as of December 31, 2017, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments.

Total expenses incurred under operating leases were $96 million, $79 million and $76 million for the years ended December 31, 2017, 2016 and 2015, respectively. Nielsen recognized rental income received under subleases of $6 million, $8 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $12 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 10 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2017, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $13 million and $6 million at December 31, 2017 and 2016, respectively.

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

Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations. Certain corporate costs, other than those described in Item 7 “Management Discussion and Analysis,” including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to the Company’s segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment. Information with respect to the operations of each of Nielsen’s business segments is set forth below based on the nature of the services offered and geographic areas of operations.

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Revenues
Buy	$3,231	$3,322	$3,345
Watch	3,341	2,987	2,827
Total	$6,572	$6,309	$6,172

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Business segment income/(loss)(1)
Buy	$587	$623	$624
Watch	1,485	1,352	1,269
Corporate and eliminations	(37)	(37)	(35)
Total	$2,035	$1,938	$1,858

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Depreciation and amortization
Buy	$210	$212	$207
Watch	425	387	363
Corporate and eliminations	5	4	4
Total	$640	$603	$574

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Restructuring charges
Buy	$42	$61	$32
Watch	15	18	14
Corporate and eliminations	23	26	5
Total	$80	$105	$51

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Stock-based compensation expense
Buy	$13	$16	$15
Watch	12	10	8
Corporate and eliminations	20	25	25
Total	$45	$51	$48

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Other items(2)
Buy	$—	$3	$1
Watch	—	2	4
Corporate and eliminations	45	31	87
Total	$45	$36	$92

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Operating income/(loss)
Buy	$322	$331	$369
Watch	1,033	935	880
Corporate and eliminations	(130)	(123)	(156)
Total	$1,225	$1,143	$1,093

(IN MILLIONS)	December 31, 2017	December 31, 2016
Total assets
Buy	$6,862	$6,697
Watch	9,911	8,905
Corporate and eliminations	93	128
Total	$16,866	$15,730

(1)	The Company’s chief operating decision-maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.
(2)

For the year ended December 31, 2017, other items primarily consist of transaction related costs and business optimization costs. For the year ended December 31, 2016, other items primarily consist of business optimization costs.

	Year ended December 31,
(IN MILLIONS)	2017	2016	2015
Capital expenditures
Buy	$272	$196	$159
Watch	211	227	244
Corporate and eliminations	6	10	5
Total	$489	$433	$408

Geographic Segment Information

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2017
United States	$3,730	$754	$11,404
North and South America, excluding the United States	595	164	957
United Kingdom	194	(20)	259
Other Europe, Middle East & Africa	1,188	159	1,038
Asia Pacific	865	168	396
Total	$6,572	$1,225	$14,054

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2016
United States	$3,626	$738	$10,573
North and South America, excluding the United States	605	180	902
United Kingdom	198	(22)	215
Other Europe, Middle East & Africa	1,089	127	1,032
Asia Pacific	791	120	330
Total	$6,309	$1,143	$13,052

		Operating
		Income/
(IN MILLIONS)	Revenues(1)	(Loss)
2015
United States	$3,606	$761
North and South America, excluding the United States	567	131
United Kingdom	226	(6)
Other Europe, Middle East & Africa	1,030	120
Asia Pacific	743	87
Total	$6,172	$1,093

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

17. Additional Financial Information

Accounts payable and other current liabilities

	December 31,	December 31,
(IN MILLIONS)	2017	2016
Trade payables	$296	$238
Personnel costs	273	248
Current portion of restructuring liabilities	43	67
Data and professional services	221	192
Interest payable	61	51
Other current liabilities(1)	247	216
Total accounts payable and other current liabilities	$1,141	$1,012

(1)	Other includes multiple items, none of which is individually significant.

18. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of December 31, 2017 and 2016 and consolidating statements of operations and cash flows for the periods ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2017, the Company restructured certain legal entities and therefore the Company adjusted prior periods to reflect the current year structure.

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

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,608	$2,964	$—	$6,572
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,419	1,346	—	2,765
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	922	936	—	1,862
Depreciation and amortization	—	—	504	136	—	640
Restructuring charges	—	—	44	36	—	80
Operating (loss)/income	(4)	—	719	510	—	1,225
Interest income	1	839	37	4	(877)	4
Interest expense	—	(353)	(857)	(41)	877	(374)
Foreign currency exchange transaction losses, net	—	—	(4)	(6)	—	(10)
Other (expense)/income, net	—	(4)	152	(165)	—	(17)
(Loss)/income before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(3)	482	47	302	—	828
Provision for income taxes	(1)	(146)	(167)	(74)	—	(388)
Equity in net income of subsidiaries	433	193	554	—	(1,180)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	429	529	433	229	(1,180)	440
Less net income attributable to noncontrolling interests	—	—	—	11	—	11
Net income attributable to controlling interest	429	529	433	218	(1,180)	429
Total other comprehensive income/(loss)	271	(21)	271	308	(556)	273
Total other comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	271	(21)	271	306	(556)	271
Total comprehensive income	700	508	704	537	(1,736)	713
Comprehensive income attributable to noncontrolling interests	—	—	—	13	—	13
Total comprehensive income attributable to controlling interest	$700	$508	$704	$524	$(1,736)	$700

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,557	$2,752	$—	$6,309
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,317	1,290	—	2,607
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	960	889	—	1,851
Depreciation and amortization	—	—	486	117	—	603
Restructuring charges	—	—	69	36	—	105
Operating (loss)/income	(2)	—	725	420	—	1,143
Interest income	—	869	38	5	(908)	4
Interest expense	(3)	(310)	(889)	(39)	908	(333)
Foreign currency exchange transaction gains/(losses), net	—	—	2	(8)	—	(6)
Other (expense)/income net	—	(7)	159	(144)	—	8
(Loss)/income before income taxes and equity in net (loss)/income of affiliates	(5)	552	35	234	—	816
Provision for income taxes	—	(135)	(115)	(59)	—	(309)
Equity in net income of subsidiaries	507	185	588	—	(1,280)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	502	602	507	176	(1,280)	507
Less net income attributable to noncontrolling interests	—	—	—	5	—	5
Net income attributable to controlling interest	502	602	507	171	(1,280)	502
Total other comprehensive (loss)/income	(152)	10	(152)	(184)	321	(157)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Total other comprehensive loss attributable to controlling interests	(152)	10	(152)	(179)	321	(152)
Total comprehensive income/(loss)	$350	$612	$355	$(8)	$(959)	$350

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,585	$2,587	$—	$6,172
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,279	1,260	—	2,539
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	1,048	863	—	1,915
Depreciation and amortization	—	—	465	109	—	574
Restructuring charges	—	—	32	19	—	51
Operating (loss)/income	(4)	—	761	336	—	1,093
Interest income	—	864	37	5	(902)	4
Interest expense	—	(291)	(881)	(41)	902	(311)
Foreign currency exchange transaction losses, net	—	—	(10)	(21)	—	(31)
Other income/(expense), net	—	—	252	(46)	—	206
(Loss)/income before income taxes and equity in net loss of affiliates	(4)	573	159	233	—	961
Provision for income taxes	(1)	(127)	(175)	(80)	—	(383)
Equity in net income of subsidiaries	575	201	593	—	(1,369)	—
Equity in net loss of affiliates	—	—	(2)	(1)	—	(3)
Net income	570	647	575	152	(1,369)	575
Less: net income attributable to noncontrolling interests	—	—	—	5	—	5
Net income attributable to controlling interests	570	647	575	147	(1,369)	570
Total other comprehensive (loss)/income	(282)	21	(282)	(282)	535	(290)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(8)	—	(8)
Total other comprehensive (loss)/income attributable to controlling interests	(282)	21	(282)	(274)	535	(282)
Total comprehensive income/(loss)	288	668	293	(130)	(834)	285
Total comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income/(loss) attributable to controlling interests	$288	$668	$293	$(127)	$(834)	$288

Nielsen Holdings plc

Consolidated Balance Sheet

December 31, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$1	$69	$584	$—	$656
Trade and other receivables, net	—	—	464	816	—	1,280
Prepaid expenses and other current assets	—	—	211	135	—	346
Intercompany receivables	4	1,187	325	155	(1,671)	—
Total current assets	6	1,188	1,069	1,690	(1,671)	2,282
Non-current assets						-
Property, plant and equipment, net	—	—	309	173	—	482
Goodwill	—	—	6,100	2,395	—	8,495
Other intangible assets, net	—	—	4,545	532	—	5,077
Deferred tax assets	1	—	—	169	—	170
Other non-current assets	—	17	263	80	—	360
Equity investment in subsidiaries	4,213	1,210	4,583	—	(10,006)	—
Intercompany loans	25	8,608	424	140	(9,197)	—
Total assets	$4,245	$11,023	$17,293	$5,179	$(20,874)	$16,866
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$61	$560	$520	$—	$1,141
Deferred revenues	—	—	231	130	—	361
Income tax liabilities	—	—	62	49	—	111
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	35	44	5	—	84
Intercompany payables	—	2	1,345	324	(1,671)	—
Total current liabilities	—	98	2,242	1,028	(1,671)	1,697
Non-current liabilities						—
Long-term debt and capital lease obligations	—	8,237	101	19	—	8,357
Deferred tax liabilities	—	71	1,296	68	—	1,435
Intercompany loans	—	62	8,774	361	(9,197)	—
Other non-current liabilities	—	—	667	267	—	934
Total liabilities	—	8,468	13,080	1,743	(10,868)	12,423
Total stockholders’ equity	4,245	2,555	4,213	3,238	(10,006)	4,245
Noncontrolling interests	—	—	—	198	—	198
Total equity	4,245	2,555	4,213	3,436	(10,006)	4,443
Total liabilities and equity	$4,245	$11,023	$17,293	$5,179	$(20,874)	$16,866

Nielsen Holdings plc

Consolidated Balance Sheet

December 31, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$5	$1	$215	$533	$—	$754
Trade and other receivables, net	2	—	472	697	—	1,171
Prepaid expenses and other current assets	—	—	185	112	—	297
Intercompany receivables	—	862	312	167	(1,341)	—
Total current assets	7	863	1,184	1,509	(1,341)	2,222
Non-current assets
Property, plant and equipment, net	—	—	306	165	—	471
Goodwill	—	—	5,728	2,117	—	7,845
Other intangible assets, net	—	—	4,248	488	—	4,736
Deferred tax assets	2	—	(1)	126	—	127
Other non-current assets	—	3	245	81	—	329
Equity investment in subsidiaries	4,117	1,079	4,229	—	(9,425)	—
Intercompany loans	25	11,533	3,332	150	(15,040)	—
Total assets	$4,151	$13,478	$19,271	$4,636	$(25,806)	$15,730
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$52	$477	$483	$—	$1,012
Deferred revenues	—	—	171	126	—	297
Income tax liabilities	—	2	36	59	—	97
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	145	35	8	—	188
Intercompany payables	47	2	988	304	(1,341)	—
Total current liabilities	47	201	1,707	980	(1,341)	1,594
Non-current liabilities
Long-term debt and capital lease obligations	—	7,611	106	21	—	7,738
Deferred tax liabilities	—	71	1,027	77	—	1,175
Intercompany loans	—	2,985	11,708	347	(15,040)	—
Other non-current liabilities	2	4	608	316	—	930
Total liabilities	49	10,872	15,156	1,741	(16,381)	11,437
Total stockholders’ equity	4,102	2,606	4,117	2,702	(9,425)	4,102
Noncontrolling interests	—	—	(2)	193	—	191
Total equity	4,102	2,606	4,115	2,895	(9,425)	4,293
Total liabilities and equity	$4,151	$13,478	$19,271	$4,636	$(25,806)	$15,730

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2017

					Non-
(IN MILLIONS)	Parent		Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(1)		$171	$789	$351	$1,310
Investing activities:						—
Acquisition of subsidiaries and affiliates, net of cash acquired	—		—	(755)	(23)	(778)
Proceeds from the sale of subsidiaries and affiliates				1	1	2
Additions to property, plant and equipment and other assets	—		—	(63)	(56)	(119)
Additions to intangible assets	—		—	(307)	(63)	(370)
Proceeds from the sale of property, plant and equipment and other assets	—		—	29	13	42
Other investing activities	—		—	(11)	(2)	(13)
Net cash used in investing activities	—		—	(1,106)	(130)	(1,236)
Financing activities:
Repayments of debt	—		(2,295)	—	(1)	(2,296)
Proceeds from the issuance of debt, net of issuance costs	—		2,744	1	—	2,745
Decrease in short term borrowings	—	-	—	—	(5)	(5)
Cash dividends paid to stockholders	(474)		—	—	—	(474)
Repurchase of common stock	(140)		—	—	—	(140)
Activity under stock plans	32		—	(11)	—	21
Proceeds from employee stock purchase plan	6		—	—	—	6
Capital leases	—		—	(51)	(4)	(55)
Settlement of intercompany and other financing activities	574		(620)	236	(207)	(17)
Net cash (used in)/provided by financing activities	(2)		(171)	175	(217)	(215)
Effect of exchange-rate changes on cash and cash equivalents	—		—	(4)	47	43
Net (decrease)/increase in cash and cash equivalents	(3)		—	(146)	51	(98)
Cash and cash equivalents at beginning of period	5		1	215	533	754
Cash and cash equivalents at end of period	$2		$1	$69	$584	$656

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2016

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(5)	$278	$671	$352	$1,296
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(242)	(43)	(285)
Proceeds from the sale of subsidiaries and affiliates	—	—	36	(2)	34
Additions to property, plant and equipment and other assets	—	—	(53)	(56)	(109)
Additions to intangible assets	—	—	(273)	(51)	(324)
Proceeds from the sale of property, plant and equipment and other assets	—	—	31	11	42
Other investing activities	—	—	(1)	1	—
Net cash used in investing activities	—	—	(502)	(140)	(642)
Financing activities:
Net payments under revolving credit facility	—	—	(164)	—	(164)
Repayments of debt	—	(1,765)	—	—	(1,765)
Proceeds from the issuance of debt, net of issuance costs	—	2,502	—	—	2,502
Increase in short term borrowings	—	—	—	4	4
Cash dividends paid to stockholders	(434)	—	—	—	(434)
Repurchase of common stock	(418)	—	—	—	(418)
Activity under stock plans	103	—	(22)	—	81
Other financing activities	758	(1,014)	222	(20)	(54)
Net cash provided by/(used in) financing activities	9	(277)	36	(16)	(248)
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	(12)	(9)
Net increase in cash and cash equivalents	4	1	208	184	397
Cash and cash equivalents at beginning of period	1	—	7	349	357
Cash and cash equivalents at end of period	$5	$1	$215	$533	$754

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2015

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$—	$255	$667	$287	$1,209
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(246)	—	(246)
Proceeds from sale of subsidiaries and affiliates, net	—	—	30	—	30
Additions to property, plant and equipment and other assets	—	—	(82)	(52)	(134)
Additions to intangible assets	—	—	(237)	(37)	(274)
Proceeds from the sale of property, plant and equipment	—	—	—	7	7
Other investing activities	—	—	36	—	36
Net cash used in investing activities	—	—	(499)	(82)	(581)
Financing activities:
Net borrowings under revolving credit facility	—	—	(116)	—	(116)
Proceeds from issuances of debt, net of issuance costs	—	746	—	—	746
Repayments of debt	—	(98)	—	—	(98)
Cash dividends paid to stockholders	(408)	—	—	—	(408)
Repurchase of common stock	(667)	—	—	—	(667)
Proceeds from exercise of stock options	79	—	(7)	—	72
Other financing activities	948	(904)	16	(81)	(21)
Net cash used in financing activities	(48)	(256)	(107)	(81)	(492)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(49)	(52)
Net (decrease)/increase in cash and cash equivalents	(48)	(1)	58	75	84
Cash and cash equivalents at beginning of period	49	1	(51)	274	273
Cash and cash equivalents at end of period	$1	$—	$7	$349	$357

19. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2017
Revenues	$1,526	$1,644	$1,641	$1,761
Operating income	$207	$324	$337	$357
Income before income taxes and equity in net income of affiliates	$116	$224	$242	$246
Net income attributable to Nielsen stockholders	$71	$131	$146	$81
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.20	$0.37	$0.41	$0.23
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.20	$0.37	$0.41	$0.23

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2016
Revenues	$1,487	$1,596	$1,570	$1,656
Operating income	$224	$282	$296	$341
Income before income taxes and equity in net income of affiliates	$145	$196	$214	$261
Net income attributable to Nielsen stockholders	$100	$113	$130	$159
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.28	$0.31	$0.36	$0.44
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.27	$0.31	$0.36	$0.44

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings plc

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Selling, general and administrative expenses	$4	$2	$4
Operating loss	(4)	(2)	(4)
Interest income	1	—	—
Interest expense	—	(3)	—
Loss before income taxes and equity in net income of subsidiaries	(3)	(5)	(4)
Provision for income taxes	(1)	—	(1)
Equity in net income of subsidiaries	433	507	575
Net income	$429	$502	$570

Nielsen Holdings plc

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2017	2016
Assets:
Current assets
Cash and cash equivalents	$2	$5
Amounts receivable from subsidiary	4	2
Total current assets	6	7
Investment in subsidiaries	4,213	4,117
Loans outstanding from subsidiary	25	25
Other non-current assets	1	2
Total assets	$4,245	$4,151
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	—	—
Intercompany payables	—	47
Total current liabilities	—	47
Loans outstanding from subsidiary	—	—
Other non-current liabilities	—	2
Total liabilities	—	49
Total equity	4,245	4,102
Total liabilities and equity	$4,245	$4,151

Nielsen Holdings plc

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2017	2016	2015
Net cash used in operating activities	$(1)	$(5)	$—
Financing Activities:
Cash dividends paid to stockholders	(474)	(434)	(408)
Repurchase of common stock	(140)	(418)	(667)
Activity under stock plans	32	103	79
Proceeds from employee stock purchase plan	6	—	—
Other financing activities	574	758	948
Net cash provided by/(used in) financing activities	(2)	9	(48)
Net (decrease)/increase in cash and cash equivalents	(3)	4	(48)
Cash and cash equivalents, beginning of period	5	1	49
Cash and cash equivalents, end of period	$2	$5	$1

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

3. Related Party Transactions

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. The Company had a $25 million loan receivable from subsidiaries associated with financing transactions for each of the years ended December 31, 2017 and 2016.

4. Common Stock and Related Transactions

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends paid for the years ended December 31, 2016 and 2017, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2016	March 3, 2016	March 17, 2016	$0.28
April 19, 2016	June 2, 2016	June 16, 2016	$0.31
July 21, 2016	August 25, 2016	September 8, 2016	$0.31
October 20, 2016	November 22, 2016	December 6, 2016	$0.31
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34

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

As of December 31, 2017, there have been 37,206,365 shares of our common stock purchased at an average price of $45.74 per share (total consideration of approximately $1,702 million) under this program.

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2016	33,837,526	$46.16	33,837,526	$437,970,016
2017 Activity
January 1- 31	—	—	—	$437,970,016
February 1- 28	564,623	$45.30	564,623	$412,392,848
March 1- 31	365,228	$45.15	365,228	$395,903,537
April 1-30	—	$—	—	$395,903,537
May 1-31	1,020,212	$40.65	1,020,212	$354,426,944
June 1-30	—	$—	—	$354,426,944
July 1-31	—	$—	—	$354,426,944
August 1-31	698,062	$41.77	698,062	$325,268,111
September 1-30	102,461	$39.25	102,461	$321,246,116
October 1-31	—	$—	—	$321,246,116
November 1-30	221,845	$36.26	221,845	$313,201,667
December 1-31	396,408	$38.05	396,408	$298,118,746
Total	37,206,365	$45.74	37,206,365

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2017, 2016 and 2015

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2015	$29	$6	$(7)	$(2)	$26
For the year ended December 31, 2016	$26	$4	$(4)	$(1)	$25
For the year ended December 31, 2017	$25	$6	$(3)	$1	$29

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2015	$147	$17	$(8)	$(12)	$144
For the year ended December 31, 2016	$144	$(29)	$7	$(10)	$112
For the year ended December 31, 2017	$112	$355	$(8)	$7	$466

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2018 Annual Meeting of Stockholders to be filed with the SEC (the “2018 Proxy Statement”): “Proposal No. 1 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2018 Proxy Statement: “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2018 Proxy Statement: “Equity Compensation Plan Information” and “Ownership of Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2018 Proxy Statement: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2018 Proxy Statement: “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

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

4.1(d)

Amendment No. 3, dated as of April 13, 2017, to the Fourth Amended and Restated Credit Agreement dated April 22, 2014] (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on April 17, 2017 (File No. 001-35042)).

4.1(e)

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

4.1(g)

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

Thirteenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(o)

Fourteenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(p)

Fifteenth Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2(p) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.2(q)

Sixteenth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2(q) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.2(r)

Seventeenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc., Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.2(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.2(s)

Eighteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC , Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.2(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.2(t)

Nineteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC, Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.2(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

Exhibit No.	Description

4.2(u)

Twentieth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.2(v)

Twenty-First Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.3(a)

Indenture, dated as of September 27, 2013, among The Nielsen Company (Luxembourg) S.ar.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings N.V. filed on September 27, 2013 (File No. 001-35042))

4.3(b)

First Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(c)

Second Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(d)

Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.3(e)

Fourth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Deutsche Bank Trust Company, as trustee (incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.3(f)

Fifth Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(f) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(g)

Sixth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.3(h)

Seventh Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(h) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.3(i)

Eighth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 28, 2015 (File No. 001-35042))

4.3(j)

Ninth Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 21, 2015 (File No. 001-35042))

4.3(k)

Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.3(l)

Eleventh Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.3(m)

Twelfth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.3(n)

Thirteenth Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(n) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

Exhibit No.	Description

4.3(o)

Fourteenth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(o) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.3(p)

Fifteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.3(q)

Sixteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.3(r)

Seventeenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.3(s)

Eighteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5 to the Form 10-Q of Nielsen Holdings N.V. filed on October 25, 2017 (File No. 001-35042))

4.3(t)

Nineteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q of Nielsen Holdings N.V. filed on October 25, 2017 (File No. 001-35042))

4.4

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

Exhibit No.	Description

4.4(i)

Eighth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.4(j)

Ninth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.4(k)

Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.4(l)

Eleventh Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(1) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.4(m)

Twelfth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(m) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.4(o)

Thirteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc., Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.4(p)

Fourteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC, Nielsen Finance Co.  and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.4(q)

Fifteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Media Services, LLC, Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.4(r)

Sixteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.4(s)

Seventeenth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.5

Indenture, dated as of January 31, 2017, among The Nielsen Company (Luxembourg) S.à r.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc on February 1, 2017 (File No. 001-35042))

4.5(a)

First Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.5(b)

Second Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.5(c)

Third Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.5(d)

Fourth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

Exhibit No.	Description

4.5(e)

Fifth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

10.1†

Nielsen Holdings plc Severance Policy for Section 16 Officers and United-States-Based Senior Executives (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

10.2†

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.3(a)†*	Form of Nielsen Holdings plc 2015 Performance Restricted Stock Unit Award Agreement

10.3(b)†*	Form of Nielsen Holdings plc 2016 Performance Restricted Stock Unit Award Agreement

10.3(c)†*	Form of Nielsen Holdings plc 2017 Performance Restricted Stock Unit Award Agreement (FCF metric)

10.3(d)†*	Form of Nielsen Holdings plc 2017 Performance Restricted Stock Unit Award Agreement (TSR metric)

10.4†

Offer letter to Jamere Jackson, dated February 20, 2014 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 24, 2014 (File No. 001-35042))

10.4(a)†

Offer letter to Eric Dale, dated July 6, 2015 (incorporated herein by reference to Exhibit 10.4(a) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

10.4(b)* †	Offer letter to Nancy Phillips, dated December 15, 2016

10.5†

Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.6(a)†

VNU Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(b)†

Amendment to the VNU Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(c)†

Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.7†

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, (File No. 333-142546-29))

10.10(a)†	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the Quarterly report on Form 10-Q of The Nielsen Company B.V. filed on April 29, 2010 (File No. 333-142546-29))

10.10(b)†

Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010 (File No. 333-167271))

10.11(a)*√

Second Amended and Restated Master Services Agreement, effective as of January 1, 2017, by and between Tata America International Corporation & Tata Consultancy Services Limited and The Nielsen Company (US), LLC

10.14†

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.15†

Amended and Restated Nielsen 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

Exhibit No.	Description

10.16†

Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.19(a)†

Form of Nielsen Holdings N.V. Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on April 24, 2014 (File No. 001-35042))

10.19(b)†	Form of Nielsen N.V. Performance Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 22, 2015 (File No. 001-35042))

10.19(c)†*	Form of 2016 Restricted Stock Unit Award Agreement

10.19(d)†*	Form of 2017 Restricted Stock Unit Award Agreement

10.21†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.22†	Form of Letter of Appointment (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.23†

The Nielsen Company 401(k) Savings Plan (amended and restated on December 29, 2015) (incorporated herein by reference to Exhibit 4.2 to the registration statement on Form S-8/A of Nielsen Holdings plc filed on June 29, 2016 (File No. 333-176940))

10.24†

Nielsen Holdings plc 2016 Employee Share Purchase Plan (incorporated herein by reference to Annex A to the proxy statement on Schedule 14A of Nielsen Holdings plc filed on April 29, 2016 (File No. 001-35042))

21.1*	Nielsen Holdings plc Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.
†	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
√	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nielsen Holdings plc
(Registrant)

Date: February 8, 2018	/S/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMERE JACKSON	Chief Financial Officer (Principal Financial Officer)	February 8, 2018
Jamere Jackson

/s/ JEFFREY R. CHARLTON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 8, 2018
Jeffrey R. Charlton

/s/ DWIGHT M. BARNS	Chief Executive Officer (Principal Executive Officer) and Director	February 8, 2018
Dwight M. Barns

/s/ JAMES A. ATTWOOD Jr.	Chairman of the Board	February 8, 2018
James A. Attwood Jr.

/s/ GUERRINO DE LUCA	Director	February 8, 2018
Guerrino De Luca

/s/ KAREN HOGUET	Director	February 8, 2018
Karen Hoguet

/s/ HARISH MANWANI	Director	February 8, 2018
Harish Manwani

/s/ ROBERT POZEN	Director	February 8, 2018
Robert Pozen

/s/ DAVID RAWLINSON	Director	February 8, 2018
David Rawlinson

/s/ JAVIER TERUEL	Director	February 8, 2018
Javier Teruel

/s/ LAUREN ZALAZNICK	Director	February 8, 2018
Lauren Zalaznick