Form 10-Q
period 2018-03-31
Nielsen Holdings plc
filed 2018-04-26
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35042

Nielsen Holdings plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1225347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, New York 10004 (646) 654-5000	Nielsen House John Smith Drive Oxford Oxfordshire, OX4 2WB United Kingdom +1 (646) 654-5000
(Address of principal executive offices) (Zip Code) (Registrant’s telephone numbers including area code)

London Road, Oxford, Oxfordshire, OX3 9RX
(Former name, former address and former fiscal year, if changed since last report)

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

There were 356,225,426 shares of the registrant’s Common Stock outstanding as of March 31, 2018.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2018	2017
Revenues	$1,610	$1,526
Cost of revenues, exclusive of depreciation and amortization shown separately below	719	661
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	493	473
Depreciation and amortization	167	155
Restructuring charges	24	32
Operating income	207	205
Interest income	2	1
Interest expense	(96)	(90)
Foreign currency exchange transaction losses, net	—	(2)
Other income, net	1	2
Income from continuing operations before income taxes	114	116
Provision for income taxes	(39)	(43)
Net income	75	73
Net income attributable to noncontrolling interests	3	2
Net income attributable to Nielsen stockholders	$72	$71
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.20	$0.20
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.20	$0.20
Weighted-average shares of common stock outstanding, basic	356,460,561	357,399,749
Dilutive shares of common stock	813,254	1,655,219
Weighted-average shares of common stock outstanding, diluted	357,273,815	359,054,968
Dividends declared per common share	$0.34	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2018	2017
Net income	$75	$73
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	41	75
Changes in the fair value of cash flow hedges (2)	11	2
Defined benefit pension plan adjustments (3)	4	3
Total other comprehensive income	56	80
Total comprehensive income	131	153
Less: comprehensive income attributable to noncontrolling interests	5	5
Total comprehensive income attributable to Nielsen stockholders	$126	$148

(1)	Net of tax of $3 million and $2 million for the three months ended March 31, 2018 and 2017, respectively
(2)	Net of tax of $(4) million and $(1) million for the three months ended March 31, 2018 and 2017, respectively
(3)	Net of tax of $(1) million for each of the three months ended March 31, 2018 and 2017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2018	2017
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$462	$656
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $29 as of March 31, 2018 and December 31, 2017	1,374	1,280
Prepaid expenses and other current assets	428	346
Total current assets	2,264	2,282
Non-current assets
Property, plant and equipment, net	468	482
Goodwill	8,524	8,495
Other intangible assets, net	5,082	5,077
Deferred tax assets	171	170
Other non-current assets	414	360
Total assets	$16,923	$16,866
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$969	$1,141
Deferred revenues	389	361
Income tax liabilities	121	111
Current portion of long-term debt, capital lease obligations and short-term borrowings	360	84
Total current liabilities	1,839	1,697
Non-current liabilities
Long-term debt and capital lease obligations	8,286	8,357
Deferred tax liabilities	1,423	1,435
Other non-current liabilities	917	934
Total liabilities	12,465	12,423
Commitments and contingencies (Note 12)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 356,225,677 and 355,956,031 shares issued and 356,225,426 and 355,944,976 shares outstanding at March 31, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	4,750	4,742
Retained earnings	362	411
Accumulated other comprehensive loss, net of income taxes	(886)	(940)
Total Nielsen stockholders’ equity	4,258	4,245
Noncontrolling interests	200	198
Total equity	4,458	4,443
Total liabilities and equity	$16,923	$16,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2018	2017
Operating Activities
Net income	$75	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13	15
Depreciation and amortization	167	155
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(110)	(53)
Prepaid expenses and other assets	(123)	(65)
Accounts payable and other current liabilities and deferred revenues	(179)	(131)
Other non-current liabilities	(2)	(1)
Interest payable	45	56
Income taxes	(3)	(9)
Net cash (used in)/provided by operating activities	(117)	40
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(2)	(572)
Additions to property, plant and equipment and other assets	(26)	(17)
Additions to intangible assets	(102)	(97)
Other investing activities	(2)	—
Net cash used in investing activities	(132)	(686)
Financing Activities
Net borrowings under revolving credit facility	195	—
Proceeds from issuances of debt, net of issuance costs	—	495
Repayment of debt	(8)	(6)
Decrease in other short-term borrowings	—	(5)
Cash dividends paid to stockholders	(121)	(111)
Repurchase of common stock	(20)	(42)
Proceeds from issuance of common stock	14	11
Proceeds from employee stock purchase plan	1	2
Capital leases	(19)	(12)
Other financing activities	(2)	(3)
Net cash provided by financing activities	40	329
Effect of exchange-rate changes on cash and cash equivalents	15	14
Net decrease in cash and cash equivalents	(194)	(303)
Cash and cash equivalents at beginning of period	656	754
Cash and cash equivalents at end of period	$462	$451
Supplemental Cash Flow Information
Cash paid for income taxes	$(42)	$(52)
Cash paid for interest, net of amounts capitalized	$(51)	$(34)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2018 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 4,217,335 and 4,581,215 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

During the three months ended March 31, 2018, Nielsen sold $30 million of accounts receivable to a third party and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2018 and December 31, 2017, $31 million and $110 million, respectively, remained outstanding. The sale was accounted for as a true sale, without recourse. Nielsen maintains servicing responsibilities for the receivables, for which the related costs are not significant. The proceeds of $30 million from the sale were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers.”  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption if using the modified retrospective transition method.  In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method. Except for the required financial statement disclosures included in Note 3 to the condensed consolidated financial statements, there was no impact to the Company’s condensed consolidated financial statements.

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is required to be applied retrospectively. As a result of the adoption of this ASU, the Company reclassified $2 million from selling, general and administrative expenses to other income, net in its condensed consolidated statement of operations for the three months ended March 31, 2017.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an ASU, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets," which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. It requires the application of certain recognition and measurement principles in ASC 606 when derecognizing nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. The Company adopted this ASU in the first quarter of 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Compensation- Stock Compensation

In May 2017, the FASB issued an ASU, Compensation- Stock Compensation (Topic 718), “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted this ASU in the first quarter of 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

In 2016, the Company established a cross-functional implementation team consisting of representatives from across all of its business segments. Management utilized a bottoms-up approach to analyze the impact of the standard on our leasing portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard. In addition, management identified, and is in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure under the new standard.

While Nielsen continues to assess the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements, Nielsen expects it will increase assets and liabilities on the condensed consolidated balance sheet.

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard will give companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (AOCI) to retained earnings. The new standard will take effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Nielsen is assessing the impact of the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

3. Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method. The ASC has been applied to all contracts as of the date of adoption. There was no financial statement impact as a result of this adoption.

Revenue is measured based on the consideration specified in a contract with a customer.  A significant portion of the Company’s revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, radio, internet and mobile audiences) services. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer, which generally occurs over time. Substantially all of the Company’s customer contracts are non-cancelable and non-refundable.

The following is a description of principal activities, by reportable segment, from which the Company generates its revenues.

Revenue from the Buy segment consists primarily of retail measurement services, which provide market share, competitive sales volumes and insights into such activities as distribution, pricing, merchandising and promotion, and consumer panel services, which provide clients with insights into shopper behavior such as trial and repeat purchase for new products and likely substitutes as well as customer segmentation. Revenues for these services are recognized over the period during which the performance obligations are satisfied as the customer receives and consumes the benefits provided by the Company and control of the services are transferred to the customer.

The Company also provides consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. The Company’s performance under these arrangements do not create an asset with an alternative use to the company and generally include an enforceable right to payment for performance completed to date, as such, revenue for these services is typically recognized over time. Revenue for contracts that do not include an enforceable right to payment for performance completed to date is recognized at a point in time when the performance obligation is satisfied, generally upon delivery of the services, and when control of the service is transferred to the customer.

Revenue from our Watch segment is primarily generated from television, radio, digital and mobile measurement services which are used by the Company’s clients to establish the value of airtime and more effectively schedule and promote their programming. As the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the service are transferred to the customer.

The Company enters into cooperation arrangements primarily with its customers, under which the customer provides Nielsen with its data in exchange for Nielsen’s services. Nielsen records these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable, the Company considers the fair value of the goods or services surrendered.

The table below sets forth the Company’s revenue disaggregated within each segment, including primary geographic markets for Buy and by major product offerings for Watch.

(IN MILLIONS) (UNAUDITED)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Buy Segment (primary geographical markets)
Developed Markets	$471	$471
Emerging Markets	294	267
Core Buy	$765	$738
Corporate	$11	$19
Buy	$776	$757

Watch Segment (major product/service lines)
Audience Measurement (Video and Text)	$599	$535
Audio	121	120
Marketing Effectiveness	81	65
Core Watch	$801	$720
Corporate/Other Watch	33	49
Watch	$834	$769
Total Core Buy and Watch	$1,566	$1,458
Total	$1,610	$1,526

Timing of revenue recognition
Products transferred at a point in time	$128	$110
Products and services transferred over time	1,482	1,416
Total	$1,610	$1,526

Contract Assets and Liabilities

Contract assets represent the Company’s rights to consideration in exchange for services transferred to a customer that have not been billed as of the reporting date. The Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, however, under certain circumstances the related billing occurs in arrears, generally within one month of the services being rendered.

At the inception of a contract, the Company expects the period between when it transfers its services to its customers and when the customer pays for the services will be one year or less. As such, the Company has elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

The contract liabilities relate to the advance consideration received or the right to consideration that is unconditional from customers for which revenue is recognized when the performance obligation is satisfied and control transferred to the customer.

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	March 31, 2018	December 31, 2017
Contract assets	$329	$259
Contract liabilities	$389	$361

The increase in the contract assets balance during the period was primarily due to $240 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of March 31, 2018, offset by $171 million of contract assets included in the December 31, 2017 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $253 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $229 million of revenue recognized that was included in the December 31, 2017 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, approximately $8.1 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 70% of these remaining performance obligations through December 31, 2019, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of March 31, 2018 and December 31, 2017, the balances of such capitalized costs were $35 million and $37 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three months ended March 31, 2018 was $4 million. There was no impairment loss recorded in any of the periods presented.

4. Business Acquisitions

Gracenote

On February 1, 2017, Nielsen completed the acquisition of Gracenote Inc., Gracenote Canada, Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures, LLC, and Tribune International Holdco, LLC (each, a “Gracenote Company” and together “Gracenote”) through the purchase of 100% of Gracenote’s outstanding common stock for a total purchase price of $585 million.  Nielsen acquired the data and technology that underpins the programming guides and personnel user experience for major video, music, audio and sports content. This acquisition expands Nielsen’s footprint with major clients including Gracenote’s global content database which spans across platforms including multichannel video programing distributors (MVPD’s), smart television, streaming music services, connected devices, media players and in-car infotainment systems.

The Company incurred acquisition-related expenses of $4 million for the three months ended March 31, 2017, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Gracenote for the three months ended March 31, 2017, as if the acquisition had occurred on January 1, 2017, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

Revenues	$1,544
Income from continuing operations	$72

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the three months ended March 31, 2018, Nielsen paid cash consideration of $2 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2017, excluding Gracenote, Nielsen paid cash consideration of $8 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2017 acquisitions occurred as of January 1, 2017, the impact on Nielsen’s consolidated results of operations would not have been material.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2018.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2017	$2,844	$5,651	$8,495
Acquisitions, divestitures and other adjustments	—	2	2
Effect of foreign currency translation	17	10	27
Balance, March 31, 2018	$2,861	$5,663	$8,524

At March 31, 2018, $58 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2018	2017	2018	2017
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	139	139	(95)	(92)
Customer-related intangibles	3,178	3,174	(1,504)	(1,463)
Covenants-not-to-compete	39	39	(37)	(37)
Content databases	168	168	(15)	(12)
Computer software	2,800	2,681	(1,566)	(1,498)
Patents and other	171	171	(117)	(114)
Total	$6,495	$6,372	$(3,334)	$(3,216)

Amortization expense associated with the above intangible assets was $120 million and $111 million for the three months ended March 31, 2018 and 2017, respectively. These amounts included amortization expense associated with computer software of $68 million and $62 million for the three months ended March 31, 2018 and 2017, respectively.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2018 and 2017.

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2017	$(610)	$10	$(340)	$(940)
Other comprehensive income before reclassifications	41	11	1	53
Amounts reclassified from accumulated other comprehensive income	—	—	3	3
Net current period other comprehensive income	41	11	4	56
Net current period other comprehensive income attributable to noncontrolling interest	2	—	—	2
Net current period other comprehensive income attributable to Nielsen stockholders	39	11	4	54
Balance March 31, 2018	$(571)	$21	$(336)	$(886)

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)
Other comprehensive income before reclassifications	75	1	—	76
Amounts reclassified from accumulated other comprehensive income	—	1	3	4
Net current period other comprehensive income	75	2	3	80
Net current period other comprehensive income attributable to noncontrolling interest	3	—	—	3
Net current period other comprehensive income attributable to Nielsen stockholders	72	2	3	77
Balance March 31, 2017	$(784)	$1	$(351)	$(1,134)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2018 and 2017, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2018	March 31, 2017	Statement of Operations
Cash flow hedges
Interest rate contracts	$—	$2	Interest expense
	—	1	Benefit for income taxes
	$—	$1	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$4	(a)
	1	1	Benefit for income taxes
	$3	$3	Total, net of tax
Total reclassification for the period	$3	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2017	$58
Charges	24
Payments	(24)
Balance at March 31, 2018	$58

Nielsen recorded $24 million in restructuring charges for the three months ended March 31, 2018, primarily relating to severance costs and contract termination costs. Nielsen recorded $32 million in restructuring charges for the three months ended March 31, 2017, primarily relating to severance costs.

Of the $58 million in remaining liabilities for restructuring actions at March 31, 2018, $45 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2018.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31,
(IN MILLIONS)	2018	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	32	—	32	—
Total	$64	$32	$32	—
Liabilities:
Interest rate swap arrangements (3)	$—	—	$—	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$30	$30	$—	—

	December 31,
	2017	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	33	33	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	17	—	17	—
Total	$52	$35	17	—
Liabilities:
Interest rate swap arrangements (3)	$—	—	$—	—
Deferred compensation liabilities (4)	33	33	—	—
Total	$33	$33	$—	—

(1)

Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net in the condensed consolidated statement of operations.

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

Derivative Financial Instruments

Nielsen primarily uses interest rate swap derivative instruments to manage the risk that changes in interest rates will affect the cash flows of its underlying debt obligations.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2018, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

For each of the quarters ended March 31, 2018 and 2017, Nielsen recorded a net gain of $1 million, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017 the notional amount of the outstanding foreign currency derivative financial instruments were $78 million and $74 million, respectively.

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

As of March 31, 2018 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017 respectively:

	Interest Expense
	Three Months Ended March 31,
(IN MILLIONS)	2018	2017
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$96	$90
Amount of loss reclassified from accumulated other comprehensive income into income, net of tax	$—	$1
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—

Nielsen expects to recognize approximately $10 million of net pre-tax gains from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
Derivatives Designated as Hedging				Accounts Payable	Other
Instruments	Other Non- Current	Other Non-Current	Other Non-Current	and Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$32	$—	$17	$—	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2018 and 2017 was as follows:

Amount of Loss
	Amount of Gain			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2018	2017		2018	2017
Interest rate swaps	$15	$2	Interest expense	$—	$2

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2018.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2018.

Annual maturities of Nielsen’s long-term debt are as follows:

	March 31, 2018			December 31, 2017
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,080 million Senior secured term loan (LIBOR based variable rate of 3.72%) due 2019		1,393	1,398		1,392	1,397
$2,250 million Senior secured term loan (LIBOR based variable rate of 3.72%) due 2023		2,226	2,239		2,232	2,247
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.09%) due 2021		462	464		450	452
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		195	195		—	—
Total senior secured credit facilities (with weighted-average interest rate)	3.64%	4,276	4,296	3.39%	4,074	4,096
$800 million 4.50% senior debenture loan due 2020		796	806		795	809
$625 million 5.50% senior debenture loan due 2021		620	633		620	643
$2,300 million 5.00% senior debenture loan due 2022		2,289	2,300		2,288	2,362
$500 million 5.00% senior debenture loan due 2025		496	493		496	518
Total debenture loans (with weighted-average interest rate)	5.22%	4,201	4,232	5.22%	4,199	4,332
Other loans		1	1		1	1
Total long-term debt	4.43%	8,478	8,529	4.32%	8,274	8,429
Capital lease and other financing obligations		168			167
Total debt and other financing arrangements		8,646			8,441
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		360			84
Non-current portion of long-term debt and capital lease and other financing obligations		$8,286			$8,357

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2018 to December 31, 2018	$219
2019	1,401
2020	818
2021	1,090
2022	2,325
2023	2,126
Thereafter	499
$8,478

The Company's senior secured term loan A (the "Term Loan A") and its senior secured revolving credit facility (the "Revolver") mature in April 2019 and, as of March 31, 2018, there was approximately $1,397 million and $195 million, respectively, of outstanding principal and interest payable thereunder. While the Company does not currently have the liquid funds necessary to repay the Term Loan A and the Revolver at maturity, it believes that it is probable that it will be able to refinance this debt prior to maturity.

10. Stockholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2018
Actual number of shares of common stock outstanding
Beginning of period	355,944,976
Shares of common stock issued through compensation plans	881,018
Employee benefit trust activity	10,804
Repurchases of common stock	(611,372)
End of period	356,225,426

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2017 and the three months ended March 31, 2018, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34
February 18, 2018	March 21, 2018	March 7, 2018	$0.34

On April 19, 2018, the Board declared a cash dividend of $0.35 per share on our common stock. The dividend is payable on June 20, 2018 to stockholders of record at the close of business on June 6, 2018.

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

As of March 31, 2018, there were 37,817,737 shares of our common stock purchased at an average price of $45.54 per share (total consideration of approximately $1,722 million) under this program.

The activity for the three months ended March 31, 2018 consisted of open market share repurchases and is summarized in the following table:

			Total Number of
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the Publicly Announced
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2017	37,206,365	$45.74	37,206,365	$298,118,746
2018 Activity
January 1- 31	—	—	—	$298,118,746
February 1- 28	187,048	$33.31	187,048	$291,887,826
March 1- 31	424,324	$33.04	424,324	$277,868,369
Total	37,817,737	$45.54	37,817,737

11. Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 34% and 37%, respectively. The tax rate for the three months ended March 31, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended March 31, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies. The principal reason for the decrease in the first quarter effective tax rate in 2018 when compared to 2017 was tax reform enacted within the United States.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017.  The TCJA reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, effective as of January 1, 2018, and creates a territorial-style taxing system.  The TCJA also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings.  Nielsen is subject to the provisions of the Financial Accounting Standards Board ("FASB") ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.  In December 2017, the SEC staff issued SAB 118 which provides that companies that have not completed their accounting for the effects of the TCJA can determine a reasonable estimate of those effects and should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations.

As of March 31, 2018, Nielsen has not completed its accounting for all of the tax effects associated with the enactment of the TCJA.  However, Nielsen has  made a reasonable estimate of the (a) effects on our existing deferred tax balances, (b) the one-time transition tax, (c) Base Erosion Tax and Profit Shifting (BEPS), (d) Global Intangible Low-Taxed Income (GILTI) and (e) Foreign Derived Intangible Income (FDII). Although Nielsen has estimated the current tax impact of GILTI as a component of its annual effective tax rate, given the complexity of the GILTI provisions, Nielsen is still evaluating its accounting policy in respect of recognizing associated deferred taxes.

Nielsen continues to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and re-measurement of deferred taxes. Nielsen anticipates that additional IRS guidance relative to the impacts of the TCJA will be forthcoming throughout 2018.

The estimated liability for unrecognized tax benefits as of December 31, 2018 is $455 million and was $452 million as of December 31, 2017. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

13. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into two reporting segments: what consumers buy (“Buy”), consisting principally of market research information and analytical services; and what consumers watch and listen to, (“Watch”), consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2018
Revenues	$776	$834	—	$1,610
Depreciation and amortization	$54	$112	$1	$167
Restructuring charges	$15	$9	$—	$24
Stock-based compensation expense	$4	$3	$6	$13
Other items(1)	$—	$—	$12	$12
Operating income/(loss)	$11	$226	$(30)	$207
Business segment income/(loss)(2)	$84	$350	$(11)	$423
Total assets as of March 31, 2018	$6,959	$9,944	$20	$16,923

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2017
Revenues	$757	$769	—	$1,526
Depreciation and amortization	$50	$104	$1	$155
Restructuring charges	$20	$7	$5	$32
Stock-based compensation expense	$4	$4	$7	$15
Other items(1)	$—	$—	$13	$13
Operating income/(loss)	$34	$208	$(37)	$205
Business segment income/(loss)(2)	$108	$323	$(11)	$420
Total assets as of December 31, 2017	$6,862	$9,911	$93	$16,866

(1)	Other items primarily consist of transaction related costs and business optimization costs for the three months ended March 31, 2018 and 2017.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

14. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of March 31, 2018 and December 31, 2017 and consolidating statements of operations and cash flows for the periods ended March 31, 2018 and 2017. During the three months ended March 31, 2018, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted the prior period condensed consolidated statement of comprehensive income to reflect the current year structure.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2018

(IN MILLIONS)	Parent	Issuers	Guarantor	Non Guarantor	Elimination	Consolidated
Revenues	—	—	$870	$740	$—	$1,610
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	375	344	—	719
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	234	258	—	493
Depreciation and amortization	—	—	132	35	—	167
Restructuring charges	—	—	11	13	—	24
Operating (loss)/income	(1)	—	118	90	—	207
Interest income	—	151	10	1	(160)	2
Interest expense	—	(91)	(154)	(11)	160	(96)
Foreign currency exchange transaction losses, net	—	—	—	—	—	—
Other (expense)/income, net	—	(1)	—	2	—	1
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(1)	59	(26)	82	—	114
(Provision)/benefit for income taxes	—	(12)	2	(29)	—	(39)
Equity in net income of subsidiaries	73	58	97	—	(228)	—
Net income	72	105	73	53	(228)	75
Less net income attributable to noncontrolling interes	—	—	—	3	-	3
Net income attributable to controlling interest	72	105	73	50	(228)	72
Total other comprehensive income	54	2	54	59	(113)	56
Total other comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income attributable to controlling interests	54	2	54	57	(113)	54
Total comprehensive income	126	107	127	112	(341)	131
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income attributable to controlling interest	$126	$107	$127	$107	$(341)	$126

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2017

(IN MILLIONS)	Parent	Issuers	Guarantor	Non Guarantor	Elimination	Consolidated
Revenues	$—	$—	$856	$670	$—	$1,526
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	338	323	—	661
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	255	217	—	473
Depreciation and amortization	—	—	126	29	—	155
Restructuring charges	—	—	15	17	—	32
Operating (loss)/income	(1)	—	122	84	—	205
Interest income	—	217	9	1	(226)	1
Interest expense	—	(85)	(222)	(9)	226	(90)
Foreign currency exchange transaction losses, net	—	—	(1)	(1)	—	(2)
Other (expense)/income, net	—	—	(14)	16	—	2
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(1)	132	(106)	91	—	116
(Provision)/benefit for income taxes	—	(46)	44	(41)	—	(43)
Equity in net income of subsidiaries	72	52	134	—	(258)	—
Net income	71	138	72	50	(258)	73
Less net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income attributable to controlling interest	71	138	72	48	(258)	71
Total other comprehensive income	77	1	77	78	(153)	80
Total other comprehensive income attributable to noncontrolling interests	—	—	—	3	—	3
Total other comprehensive income attributable to controlling interests	77	1	77	75	(153)	77
Total comprehensive income	148	139	149	128	(411)	153
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income attributable to controlling interest	$148	$139	$149	$123	$(411)	$148

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

March 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$1	$16	$444	$—	$462
Trade and other receivables, net	—	—	548	826	—	1,374
Prepaid expenses and other current assets	1	—	278	149	—	428
Intercompany receivables	2	1,294	248	88	(1,632)	—
Total current assets	4	1,295	1,090	1,507	(1,632)	2,264
Non-current assets
Property, plant and equipment, net	—	—	304	164	—	468
Goodwill	—	—	6,101	2,423	—	8,524
Other intangible assets, net	—	—	4,556	526	—	5,082
Deferred tax assets	1	—	5	165	—	171
Other non-current assets	—	31	300	83	—	414
Equity investment in subsidiaries	4,228	1,226	4,705	—	(10,159)	—
Intercompany loans	25	8,608	360	142	(9,135)	—
Total assets	$4,258	$11,160	$17,421	$5,010	$(20,926)	$16,923
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$102	$407	$460	$—	$969
Deferred revenues	—	—	248	141	—	389
Income tax liabilities	—	—	58	63	—	121
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	116	238	6	—	360
Intercompany payables	—	—	1,385	247	(1,632)	—
Total current liabilities	—	218	2,336	917	(1,632)	1,839
Non-current liabilities						-
Long-term debt and capital lease obligations	—	8,166	104	16	—	8,286
Deferred tax liabilities	—	71	1,316	36	—	1,423
Intercompany loans	—	—	8,776	359	(9,135)	—
Other non-current liabilities	—	—	661	256	—	917
Total liabilities	—	8,455	13,193	1,584	(10,767)	12,465
Total stockholders’ equity	4,258	2,705	4,228	3,226	(10,159)	4,258
Noncontrolling interests	—	—	—	200	—	200
Total equity	4,258	2,705	4,228	3,426	(10,159)	4,458
Total liabilities and equity	$4,258	$11,160	$17,421	$5,010	$(20,926)	$16,923

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

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

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(2)	$(20)	$(113)	$18	$(117)
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(1)	(1)	(2)
Additions to property, plant and equipment and other assets	—	—	(20)	(6)	(26)
Additions to intangible assets	—	—	(86)	(16)	(102)
Other investing activities	—	—	1	(3)	(2)
Net cash used in investing activities	—	—	(106)	(26)	(132)
Financing activities:
Net borrowings under revolving credit facility	—	—	195	—	195
Repayments of debt	—	(7)	—	(1)	(8)
Proceeds from the issuance of debt, net of issuance costs	—	(1)	—	1	—
Cash dividends paid to stockholders	(121)	—	—	—	(121)
Repurchase of common stock	(20)	—	—	—	(20)
Activity under stock plans	18	—	(4)	—	14
Proceeds from employee stock purchase plan	1	—	—	—	1
Capital leases	—	—	(17)	(2)	(19)
Settlement of intercompany and other financing activities	123	28	(8)	(145)	(2)
Net cash provided by/(used in) financing activities	1	20	166	(147)	40
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	15	15
Net decrease in cash and cash equivalents	(1)	—	(53)	(140)	(194)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$1	$1	$16	$444	$462

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(46)	$39	$52	$(5)	$40
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(559)	(13)	(572)
Additions to property, plant and equipment and other assets	—	—	(13)	(4)	(17)
Additions to intangible assets	—	—	(83)	(14)	(97)
Net cash used in investing activities	—	—	(655)	(31)	(686)
Financing activities:
Repayments of debt	—	(6)	—	—	(6)
Proceeds from the issuance of debt, net of issuance costs	—	495	—	—	495
Decrease in other short-term borrowings	—	—	—	(5)	(5)
Cash dividends paid to stockholders	(111)	—	—	—	(111)
Repurchase of common stock	(42)	—	—	—	(42)
Activity under stock plans	15	—	(4)	—	11
Proceeds from employee stock purchase plan	2	—	—	—	2
Capital leases	—	—	(12)	—	(12)
Settlement of intercompany and other financing activities	186	(511)	357	(35)	(3)
Net cash provided by/(used in) financing activities	50	(22)	341	(40)	329
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	14	14
Net increase/(decrease) in cash and cash equivalents	4	17	(262)	(62)	(303)
Cash and cash equivalents at beginning of period	5	1	219	529	754
Cash and cash equivalents at end of period	$9	$18	$(43)	$467	$451

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2017 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 8, 2018, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2017 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we,” “us,” and “our” refer to Nielsen Holdings plc and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

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

Critical Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method. The ASC has been applied to all contracts as of the date of adoption. There was no financial statement impact as a result of this adoption.

Revenue is measured based on the consideration specified in a contract with a customer.  A significant portion of our revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, radio, internet and mobile audiences) services. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer, which generally occurs over time. Substantially all of our customer contracts are non-cancelable and non-refundable.

The following is a description of principal activities, by reportable segment, from which we generate our revenues.

Revenues from the Buy segment consist primarily of retail measurement services, which provide market share, competitive sales volumes and insights into such activities as distribution, pricing, merchandising and promotion, and consumer panel services, which provide clients with insights into shopper behavior such as trial and repeat purchase for new products and likely substitutes as well as customer segmentation. As the customer simultaneously receives and consumes the benefits provided by our performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer.

We also provide consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. Our performance under these arrangements does create an asset with an alternative use to the company and generally includes an enforceable right to payment for performance completed to date, as such, revenue for these services is typically recognized over time. Revenue for contracts that do not include an enforceable right to payment for performance completed to date is recognized at a point in time when the performance obligation is satisfied, generally upon delivery of the service, and control of the service is transferred to the customer

Revenue from our Watch segment is primarily generated from television, radio, digital and mobile measurement services which are used by our clients to establish the value of airtime and more effectively schedule and promote their programming. As the customer simultaneously receives and consumes the benefits provided by our performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the services are transferred to the customer.

We enter into cooperation arrangements primarily with its customers, under which a customer provides Nielsen with its data in exchange for Nielsen’s services. Nielsen records these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable the Company considers the fair value of the goods or services surrendered.

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

The following unaudited pro forma information presents the consolidated results of operations of us and Gracenote for the three months ended March 31, 2017, as if the acquisition had occurred on January 1, 2017, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

Revenues	$1,544
Income from continuing operations	$72

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the three months ended March 31, 2018, we paid cash consideration of $2 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2018	2017
U.S. Dollar	57%	60%
Euro	11%	10%
Other Currencies	32%	30%
Total	100%	100%

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.23 to €1.00 and $1.07 to €1.00 for the three months ended March 31, 2018 and 2017, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of period-over-period fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, thereby facilitating period-to-period comparisons of our business performance and is consistent with how management evaluates our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others.  In addition, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Accounts Receivable

During the three months ended March 31, 2018, we sold $30 million of accounts receivable to a third party and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2018 and December 31, 2017, $31 million and $110 million, respectively, remained outstanding. The sale was accounted for as a true sale, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $30 million from the sale were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2018	2017
Revenues	$1,610	$1,526
Cost of revenues, exclusive of depreciation and amortization shown separately below	719	661
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	493	473
Depreciation and amortization	167	155
Restructuring charges	24	32
Operating income	207	205
Interest income	2	1
Interest expense	(96)	(90)
Foreign currency exchange transaction losses, net	—	(2)
Other income	1	2
Income from continuing operations before income taxes	114	116
Provision for income taxes	(39)	(43)
Net income	75	73
Net income attributable to noncontrolling interests	3	2
Net income attributable to Nielsen stockholders	$72	$71

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

Other non-operating income, net: We exclude foreign currency exchange transaction gains and losses primarily related to intercompany financing arrangements as well as other non-operating income and expense items, such as gains and losses recorded on business combinations or dispositions, sales of investments, net income attributable to noncontrolling interests and early redemption payments made in connection with debt refinancing. We believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(IN MILLIONS)	2018	2017
Net income attributable to Nielsen stockholders	$72	$71
Interest expense, net	94	89
Provision for income taxes	39	43
Depreciation and amortization	167	155
EBITDA	372	358
Other non-operating expense, net	2	2
Restructuring charges	24	32
Stock-based compensation expense	13	15
Other items(a)	12	13
Adjusted EBITDA	$423	$420

(a)	For the three months ended March 31, 2018 and 2017, other items primarily consist of transaction related costs and business optimization costs.

Consolidated Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

Revenues increased 5.5% to $1,610 million for the three months ended March 31, 2018 from $1,526 million for the three months ended March 31, 2017, or 2.4% on a constant currency basis. Revenues within our Buy segment increased 2.5%, a decrease of 2.1% on a constant currency basis. Revenues within our Watch segment increased 8.5%, or 7.1% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 8.8% to $719 million for the three months ended March 31, 2018 from $661 million for the three months ended March 31, 2017, or an increase of 5.1% on a constant currency basis.

Costs within our Buy segment increased 7.9%, or 2.9% on a constant currency basis.  The increase in cost of revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to global investments in our services, including retailer investments.

Costs within our Watch segment increased 9.8%, or 7.9% on a constant currency basis.  Cost of revenues increased primarily due to the impact of our investments and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 4.2% to $493 million for the three months ended March 31, 2018 from $473 million for the three months ended March 31, 2017, or an increase of 0.6% on a constant currency basis.

Costs within our Buy segment increased 5.2% and were flat on a constant currency basis.

Costs within our Watch segment increased 5.5%, or 3.6% on a constant currency basis. Selling, general and administrative expenses increased primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $167 million for the three months ended March 31, 2018 as compared to $155 million for the three months ended March 31, 2017. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired through business combinations and higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations increased to $56 million for the three months ended March 31, 2018 from $54 million for the three months ended March 31, 2017.

Restructuring Charges

We recorded $24 million in restructuring charges primarily relating to employee severance costs associated with productivity initiatives and contract termination costs for the three months ended March 31, 2018.

We recorded $32 million in restructuring charges primarily relating to employee severance costs associated with productivity initiatives for the three months ended March 31, 2017.

Operating Income

Operating income for the three months ended March 31, 2018 was $207 million as compared to $205 million for the three months ended March 31, 2017. Operating income within our Buy segment was $11 million for the three months ended March 31, 2018 as compared to $34 million for the three months ended March 31, 2017. Operating income within our Watch segment was $226 million for the three months ended March 31, 2018 as compared to $208 million for the three months ended March 31, 2017. Corporate operating expenses were $30 million for the three months ended March 31, 2018 as compared to $37 million for the three months ended March 31, 2017. Refer to the “Business Segment Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017” section for further discussion of our operating income.

Interest Expense

Interest expense was $96 million for the three months ended March 31, 2018 as compared to $90 million for the three months ended March 31, 2017. This increase is primarily due to higher USD LIBOR senior secured term loan interest rates.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.23 to €1.00 for the three months ended March 31, 2018 as compared to $1.07 to €1.00 for the three months ended March 31, 2017.

We realized net losses of $2 million for the three months ended March 31, 2017, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income, Net

Other income net, of $1 million and $2 million for the three months ended March 31, 2018 and 2017, respectively, is primarily related to certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 34% and 37%, respectively. The tax rate for the three months ended March 31, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended March 31, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities, the impact of share-based compensation excess tax benefit, and the release of certain tax contingencies. The principal reason for the decrease in the first quarter effective tax rate in 2018 when compared to 2017 was due to tax reform enacted within the United States.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in December of 2017.  The TCJA reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, effective as of January 1, 2018, and creates a territorial-style taxing system.  The TCJA also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings.  We are subject to the provisions of the Financial Accounting Standards Board ("FASB") ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.  In December of 2017, the SEC staff issued SAB 118 which provides that companies that have not completed their accounting for the effects of the TCJA can determine a reasonable estimate of those effects and should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations.

As of March 31, 2018, we have not completed our accounting for all of the tax effects associated with the enactment of the TCJA.  However, we have, in certain cases made a reasonable estimate of the (a) effects on our existing deferred tax balances, (b) the one-time transition tax, (c) Base Erosion Tax and Profit Shifting (BEPS), (d) Global Intangible Low-Taxed Income (GILTI) and (e) Foreign Derived Intangible Income (FDII). Although we have estimated the current tax impact of GILTI as a component of our annual effective tax rate, given the complexity of the GILTI provisions, we are still evaluating our accounting policy in respect of recognizing associated deferred taxes.

We continue to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and re-measurement of deferred taxes. We anticipate that additional IRS guidance relative to the impacts of the TCJA will be forthcoming throughout 2018.

The estimated liability for unrecognized tax benefits as of December 31, 2018 is $455 million and was $452 million as of December 31, 2017. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 0.7% to $423 million for the three months ended March 31, 2018 from $420 million for the three months ended March 31, 2017, or a decrease of 0.7% on a constant currency basis. See “Results of Operations – Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	% Variance 2018 vs. 2017 Reported	Three Months Ended March 31, 2017 Constant Currency	% Variance 2018vs. 2017 Constant Currency
Emerging Markets	$294	267	10.1%	277	6.1%
Developed Markets	471	471	0.0%	497	(5.2)%
Core Buy	765	738	3.7%	774	(1.2)%
Corporate	11	19	(42.1)%	19	(42.1)%
Buy Segment	$776	$757	2.5%	$793	(2.1)%

Marketing Effectiveness	$81	65	24.6%	66	22.7%
Audio	121	120	0.8%	120	0.8%
Audience Measurement (Video and Text)	599	$535	12.0%	$542	10.5%
Core Watch	801	720	11.3%	728	10.0%
Corporate/Other Watch	33	49	(32.7)%	51	(35.3)%
Watch Segment	834	769	8.5%	779	7.1%
Total Core (Buy/Watch)	1,566	1,458	7.4%	1,502	4.3%
Total	$1,610	$1,526	5.5%	$1,572	2.4%

Buy Segment Revenues

Revenues increased 2.5% to $776 million for the three months ended March 31, 2018 from $757 million for the three months ended March 31, 2017, or a decrease of 2.1% on a constant currency basis.

Revenues from emerging markets increased 10.1% to $294 million, or 6.1% on a constant currency basis. Revenue growth was driven by our global footprint, coverage expansion and broad product offerings which continue to position us well with both local and multinational clients.  As we anticipated, for the three months ended March 31, 2018, growth was broad-based across markets in Latin America, Eastern Europe and China.

Revenues from developed markets were flat for the quarter, or a decrease of 5.2% on a constant currency basis. Revenues decreased as a result of softness in our U.S. market.

Revenues from Corporate Buy decreased 42.1% to $11 million on a reported and constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 8.5% to $834 million for the three months ended March 31, 2018 from $769 million for the three months ended March 31, 2017 or an increase of 7.1% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 12.0%, or 10.5% on a constant currency basis, primarily due to our ongoing investments and continued client adoption of our Total Audience Measurement system. Audio revenues increased 0.8% on a reported and constant currency basis. Our Marketing Effectiveness revenue grew 24.6% (22.7% on a constant currency basis), driven by consistent investment in our product portfolio and continued strength in our product initiatives. Corporate/Other Watch revenues decreased by 32.7% (35.3% on a constant currency basis) due to our continued exit of non-core media analytics products. Our Core Watch revenue grew 11.3%, or 10.0% on a constant currency basis.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2018 and 2017, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED MARCH 31, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$11	$15	$54	$4	$—	$84
Watch	226	9	112	3	—	350
Corporate and Eliminations	(30)	—	1	6	12	(11)
Total Nielsen	$207	$24	$167	$13	$12	$423

THREE MONTHS ENDED MARCH 31, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$34	$20	$50	$4	$—	$108
Watch	208	7	104	4	—	323
Corporate and Eliminations	(37)	5	1	7	13	(11)
Total Nielsen	$205	$32	$155	$15	$13	$420

(1)	For the three months ended March 31, 2018 and 2017, other items primarily consist of transaction related costs and business optimization costs.

(IN MILLIONS)	Three Months Ended March 31, 2018 Reported	Three Months Ended March 31, 2017 Reported	% Variance 2018 vs. 2017 Reported	Three Months Ended March 31, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$84	$108	(22.2)%	$111	(24.3)%
Watch	350	323	8.4%	326	7.4%
Corporate and Eliminations	(11)	(11)	NM	(11)	NM
Total Nielsen	$423	$420	0.7%	$426	(0.7)%

Buy Segment Profitability

Operating income was $11 million for the three months ended March 31, 2018 as compared to $34 million for the three months ended March 31, 2017. The decrease was primarily due to the revenue performance discussed above which was more than offset by our investments in our services, including our retailer investments, for the three months ended March 31, 2018. Non-GAAP business segment income decreased 24.3% on a constant currency basis.

Watch Segment Profitability

Operating income was $226 million for the three months ended March 31, 2018 as compared to $208 million for the three months ended March 31, 2017. The increase was driven primarily by the revenue performance discussed above which was partially offset by an increase in depreciation and amortization expense for the three months ended March 31, 2018. Non-GAAP business segment income increased 7.4% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $30 million for the three months ended March 31, 2018 as compared to $35 million for the three months ended March 31, 2017 due primarily to lower restructuring charges for the three months ended March 31, 2018.

Liquidity and Capital Resources

Overview

Cash flows from operations was $(117) million for the three months ended March 31, 2018, as compared to $40 million for the three months ended March 31, 2017, a decrease of $157 million primarily due to retailer investments and other growth initiatives, timing of vendor and client payments and higher interest payments, partially offset by lower tax payments. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2018 and 2017:

(IN MILLIONS)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash from operating activities	$(117)	$40
Cash and cash equivalents	$462	$451
Availability under Revolving credit facility	$366	$569

Of the $462 million in cash and cash equivalents, approximately $404 million was held in jurisdictions outside the U.S. and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Weighted average interest rate	4.43%	4.20%
Cash paid for interest, net of amounts capitalized (in millions)	$51	$34

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

Financial Debt Covenants Attributable to The Nielsen Company B.V.

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of March 31, 2018, we were in full compliance with the financial covenant described above.

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

As of March 31, 2018 and 2017, we had $195 million and zero borrowings outstanding and had outstanding letters of credit of $14 million and $6 million, respectively. As of March 31, 2018, we had $366 million available for borrowing under the revolving credit facility.

Our senior secured term loan A (the "Term Loan A") and our senior secured revolving credit facility (the "Revolver") matures in April 2019 and, as of March 31, 2018, there was approximately $1,397 million and $195 million, respectively, of outstanding principal and interest payable thereunder. While we do not currently have the liquid funds necessary to repay the Term Loan A and the Revolver at maturity, we believe that it is probable that we will be able to refinance the debt prior to maturity.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividends policy by our Board of Directors, under which we have paid $121 million and $111 million in cash dividends during the three months ended March 31, 2018 and 2017, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2017 and the three months ended March 31, 2018.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34
February 18, 2018	March 21, 2018	March 7, 2018	$0.34

On April 19, 2018, our Board of Directors declared a cash dividend of $0.35 per share on our common stock. The dividend is payable on June 20, 2018 to stockholders of record at the close of business on June 6, 2018.

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

As of March 31, 2018, there were 37,817,737 shares of our common stock purchased at an average price of $45.54 per share (total consideration of approximately $1,722 million) under this program.

The activity for the three months ended March 31, 2018 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs
As of December 31, 2017	37,206,365	$45.74	37,206,365	$298,118,746
2018 Activity
January 1- 31	—	—	—	$298,118,746
February 1- 28	187,048	$33.31	187,048	$291,887,826
March 1- 31	424,324	$33.04	424,324	$277,868,369
Total	37,817,737	$45.54	37,817,737

Cash Flows

Operating activities. Net cash used in operating activities was $117 million for the three months ended March 31, 2018, as compared to $40 million provided by operating activities for the three months ended March 31, 2017. This decrease was primarily due to retailer investments and other growth initiatives, timing of vendor and client payments and higher interest payments, partially offset by lower tax payments. Our key collections performance measure, days billing outstanding (DBO), remained flat as compared to the same period last year.

Investing activities. Net cash used in investing activities was $132 million for the three months ended March 31, 2018, as compared to $686 million for the three months ended March 31, 2017. The primary driver for the decrease was lower acquisition payments during the three months ended March 31, 2018 as compared to the same period for 2017.

Financing activities. Net cash provided by financing activities was $40 million for the three months ended March 31, 2018 as compared to $329 million for the three months ended March 31, 2017. The decrease in net cash provided by financing activities was primarily due to the decrease in net proceeds from debt issuances and repayments partially offset by higher net borrowings of the revolving credit facility.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $128 million for the three months ended March 31, 2018 as compared to $114 million for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers.”  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption if using the modified retrospective transition method.  In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this ASU effective January 1, 2018 using the modified retrospective transition method. Except for the required financial statement disclosures, included in footnote 3 to the condensed consolidated financial statements, there was no impact to our condensed consolidated financial statements.

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is required to be applied retrospectively. As a result of the adoption of this ASU, we reclassified $2 million from selling, general and administrative expenses to other income, net in our condensed consolidated statement of operations for the three months ended March 31, 2017.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an ASU, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets," which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. It requires the application of certain recognition and measurement principles in ASC 606 when derecognizing nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. We adopted this ASU in the first quarter of 2018 and it did not have a material impact on our condensed consolidated financial statements.

Compensation- Stock Compensation

In May 2017, the FASB issued an ASU, Compensation- Stock Compensation (Topic 718), “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We adopted this ASU in the first quarter of 2018 and it did not have a material impact on our condensed consolidated financial statements

Leases

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

We established a cross-functional implementation team consisting of representatives from across all of our business segments. Management utilized a bottoms-up approach to analyze the impact of the standard on our leasing portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard. In addition, management identified, and is in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure under the new standard.

While Nielsen continues to assess the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements, Nielsen expects it will increase assets and liabilities on the condensed consolidated balance sheet.

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard will give companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (AOCI) to retained earnings. The new standard will take effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

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

Other Contractual Obligations

Our other contractual obligations include capital lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services and the payment of principal and interest on debt and pension fund obligations.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 43% of our revenues and operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2018. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

For each of the quarters ended March 31, 2018 and 2017, we recorded a net gain of $1 million, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of March 31, 2018 and December 31, 2017, the notional amounts of outstanding foreign currency derivative financial instruments were $78 million and $74 million, respectively.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2018:

	U.S. Dollar	Euro	Other Currencies
Revenues	57%	11%	32%
Operating costs	56%	11%	33%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2018, we had $4,276 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $22 million ($43 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the three months ended March 31, 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs
January 1-31	—	$—	—	$298,118,746
February 1-28	187,048	$33.31	187,048	$291,887,826
March 1-31	424,324	$33.04	424,324	$277,868,369
Total	611,372	$33.12	611,372

(1)

Our Board approved a share repurchase program for up to $2 billion of our outstanding common stock on the dates indicated under Part 1- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Dividends and Share Repurchase Program.

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

Exhibit Number	Description of Exhibits

4.2(a)*	Twenty-second Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Delaware Trust Company, as trustee

4.2(b)*	Eighteenth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Delaware Trust Company, as trustee

4.2(c)*	Sixth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Deutsche Bank Trust Company Americas, as trustee

4.2(d)*	Twentieth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Deutsche Bank Trust Company Americas, as trustee

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: April 26, 2018	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)