Form 10-Q
period 2018-06-30
Nielsen Holdings plc
filed 2018-07-26
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 355,207,609 shares of the registrant’s common stock outstanding as of June 30, 2018.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2018	2017	2018	2017
Revenues	$1,647	$1,644	$3,257	$3,170
Cost of revenues, exclusive of depreciation and amortization shown separately below	698	678	1,417	1,339
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	494	474	987	947
Depreciation and amortization	162	162	329	317
Restructuring charges	65	9	89	41
Operating income	228	321	435	526
Interest income	2	1	4	2
Interest expense	(100)	(92)	(196)	(182)
Foreign currency exchange transaction losses, net	(4)	(7)	(4)	(9)
Other (expense)/income, net	(5)	1	(4)	3
Income from continuing operations before income taxes and equity in net loss of affiliates	121	224	235	340
Provision for income taxes	(44)	(91)	(83)	(134)
Equity in net loss of affiliates	(1)	—	(1)	—
Net income	76	133	151	206
Net income attributable to noncontrolling interests	4	2	7	4
Net income attributable to Nielsen stockholders	$72	$131	$144	$202
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.20	$0.37	$0.40	$0.57
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.20	$0.37	$0.40	$0.56
Weighted-average shares of common stock outstanding, basic	355,773,490	356,829,766	356,115,127	357,113,183
Dilutive shares of common stock	602,670	1,255,301	707,962	1,455,260
Weighted-average shares of common stock outstanding, diluted	356,376,160	358,085,067	356,823,089	358,568,443
Dividends declared per common share	$0.35	$0.34	$0.69	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS)	2018	2017	2018	2017
Net income	$76	$133	$151	$206
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	(141)	83	(100)	158
Changes in the fair value of cash flow hedges (2)	3	(1)	14	1
Defined benefit pension plan adjustments (3)	5	3	9	6
Total other comprehensive (loss)/income	(133)	85	(77)	165
Total comprehensive (loss)/income	(57)	218	74	371
Less: comprehensive income attributable to noncontrolling interests	—	4	5	9
Total comprehensive (loss)/income attributable to Nielsen stockholders	$(57)	$214	$69	$362

(1)

Net of tax of $(6) million and $12 million for the three months ended June 30, 2018 and 2017, respectively, and $(3) million and $14 million for the six months ended June 30, 2018 and 2017, respectively

(2)	Net of tax of $(1) million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and $(5) million and zero for the six months ended June 30, 2018 and 2017, respectively
(3)	Net of tax of $(1) million for each of the three months ended June 30, 2018 and 2017, and$(2) million for each of the six months ended June 30, 2018 and 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2018	2017
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$394	$656
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $30 and $29 as of June 30, 2018 and December 31, 2017, respectively	1,320	1,280
Prepaid expenses and other current assets	406	346
Total current assets	2,120	2,282
Non-current assets
Property, plant and equipment, net	471	482
Goodwill	8,441	8,495
Other intangible assets, net	5,068	5,077
Deferred tax assets	169	170
Other non-current assets	429	360
Total assets	$16,698	$16,866
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$977	$1,141
Deferred revenues	361	361
Income tax liabilities	108	111
Current portion of long-term debt, capital lease obligations and short-term borrowings	343	84
Total current liabilities	1,789	1,697
Non-current liabilities
Long-term debt and capital lease obligations	8,321	8,357
Deferred tax liabilities	1,416	1,435
Other non-current liabilities	927	934
Total liabilities	12,453	12,423
Commitments and contingencies (Note 12)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 355,212,022 and 355,956,031 shares issued and 355,207,609 and 355,944,976 shares outstanding at June 30, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	4,723	4,742
Retained earnings	309	411
Accumulated other comprehensive loss, net of income taxes	(1,015)	(940)
Total Nielsen stockholders’ equity	4,049	4,245
Noncontrolling interests	196	198
Total equity	4,245	4,443
Total liabilities and equity	$16,698	$16,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2018	2017
Operating Activities
Net income	$151	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	20	27
Currency exchange rate differences on financial transactions and other losses/(gains)	7	(22)
Equity in net loss of affiliates, net of dividends received	1	2
Depreciation and amortization	329	317
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(109)	(119)
Prepaid expenses and other assets	(108)	(41)
Accounts payable and other current liabilities and deferred revenues	(129)	(129)
Other non-current liabilities	1	(5)
Interest payable	—	18
Income taxes	(38)	12
Net cash provided by operating activities	125	266
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(30)	(581)
Additions to property, plant and equipment and other assets	(44)	(31)
Additions to intangible assets	(202)	(175)
Proceeds from the sale of property, plant and equipment and other assets	—	28
Other investing activities	—	(1)
Net cash used in investing activities	(276)	(760)
Financing Activities
Net borrowings under revolving credit facility	246	101
Proceeds from issuances of debt, net of issuance costs	781	2,745
Repayment of debt	(799)	(2,282)
Decrease in other short-term borrowings	—	(5)
Cash dividends paid to stockholders	(246)	(232)
Repurchase of common stock	(60)	(84)
Proceeds from issuance of common stock	18	16
Proceeds from employee stock purchase plan	3	3
Capital leases	(40)	(31)
Other financing activities	(11)	(8)
Net cash (used in)/provided by financing activities	(108)	223
Effect of exchange-rate changes on cash and cash equivalents	(3)	27
Net decrease in cash and cash equivalents	(262)	(244)
Cash and cash equivalents at beginning of period	656	754
Cash and cash equivalents at end of period	$394	$510
Supplemental Cash Flow Information
Cash paid for income taxes	$(121)	$(122)
Cash paid for interest, net of amounts capitalized	$(196)	$(164)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global measurement and data analytics company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch and listen to (“Watch”). Nielsen has a presence in more than 100 countries, with its registered office located in Oxford, the United Kingdom and headquarters located in New York, United States.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2018 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Earnings per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of employee stock options and restricted stock units.

The effect of 3,987,794 and 4,326,766 shares of common stock equivalents under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2018 and 2017, respectively, as such shares would have been anti-dilutive.

The effect of 4,102,565 and 4,453,991 shares of common stock equivalents under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2018 and 2017, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

During the six months ended June 30, 2018, Nielsen sold $81 million of accounts receivable to third parties and recorded an immaterial loss on the sales to interest expense, net in the condensed consolidated statement of operations. As of June 30, 2018 and December 31, 2017, $50 million and $110 million, respectively, remained outstanding. The sales were accounted for as a true sales, without recourse. Nielsen maintains servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $81 million from the sales were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

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

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is required to be applied retrospectively. As a result of the adoption of this ASU, the Company reclassified $2 million and $5 million from selling, general and administrative expenses to other income, net in its condensed consolidated statement of operations for the three and six months ended June 30, 2017, respectively.

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

Leases

In February 2016, the FASB issued an ASU, “Leases.” The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition method, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.

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

While the Company continues to assess the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements, the Company expects it will increase assets and liabilities on the condensed consolidated balance sheet.

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard will give companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (AOCI) to retained earnings. The new standard will take effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Nielsen is assessing the impact of adoption of this ASU will have on the Company’s condensed consolidated financial statements.

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

(IN MILLIONS) (UNAUDITED)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Buy Segment (primary geographical markets)
Developed Markets	$488	$510	$959	$981
Emerging Markets	293	296	587	563
Core Buy	$781	$806	$1,546	$1,544
Corporate	$8	$17	$19	$36
Buy	$789	$823	$1,565	$1,580

Watch Segment (major product/service lines)
Audience Measurement (Video and Text)	$609	$567	$1,208	$1,102
Audio	123	123	244	243
Marketing Effectiveness	89	83	170	148
Core Watch	$821	$773	$1,622	$1,493
Corporate/Other Watch	37	48	70	97
Watch	$858	$821	$1,692	$1,590
Total Core Buy and Watch	$1,602	$1,579	$3,168	$3,037
Total	$1,647	$1,644	$3,257	$3,170

Timing of revenue recognition
Products transferred at a point in time	$157	$139	$275	$246
Products and services transferred over time	1,490	1,505	2,982	2,924
Total	$1,647	$1,644	$3,257	$3,170

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	June 30, 2018	December 31, 2017
Contract assets	$314	$259
Contract liabilities	$361	$361

The increase in the contract assets balance during the period was primarily due to $263 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of June 30, 2018, offset by $204 million of contract assets included in the December 31, 2017 balance that were invoiced to our clients and therefore transferred to trade receivables.

The movement in the contract liability balance during the period was primarily due to $279 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $277 million of revenue recognized that was included in the December 31, 2017 contract liability balance for the six months ended June 30, 2018. For the three months ended June 30, 2018, Nielsen recognized $49 million of revenue that was included in the December 31, 2017 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, approximately $8.3 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 70% of these remaining performance obligations through December 31, 2019, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of June 30, 2018 and December 31, 2017, the balances of such capitalized costs were $32 million and $37 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three and six months ended June 30, 2018 was $3 million and $7 million, respectively. There was no impairment loss recorded in any of the periods presented.

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

The Company incurred acquisition-related expenses of $2 million and $6 million for the three and six months ended June 30, 2017, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Gracenote for the three and six months ended June 30, 2017, as if the acquisition had occurred on January 1, 2017, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
(IN MILLIONS)
Revenues	$1,644	$3,188
Income from continuing operations	$134	$206

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the six months ended June 30, 2018, Nielsen paid cash consideration of $30 million associated with current period acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2017, excluding Gracenote, Nielsen paid cash consideration of $15 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2017 acquisitions occurred as of January 1, 2017, the impact on Nielsen’s consolidated results of operations would not have been material.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2017	$2,844	$5,651	$8,495
Acquisitions, divestitures and other adjustments	2	15	17
Effect of foreign currency translation	(63)	(8)	(71)
Balance, June 30, 2018	$2,783	$5,658	$8,441

At June 30, 2018, $55 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2018	2017	2018	2017
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	139	139	(98)	(92)
Customer-related intangibles	3,177	3,174	(1,550)	(1,463)
Covenants-not-to-compete	39	39	(37)	(37)
Content databases	168	168	(19)	(12)
Computer software	2,907	2,681	(1,631)	(1,498)
Patents and other	173	171	(121)	(114)
Total	$6,603	$6,372	$(3,456)	$(3,216)

Amortization expense associated with the above intangible assets was $117 million and $116 million for the three months ended June 30, 2018 and 2017, respectively. These amounts included amortization expense associated with computer software of $65 million and $64 million for the three months ended June 30, 2018 and 2017, respectively.

Amortization expense associated with the above intangible assets was $237 million and $227 million for the six months ended June 30, 2018 and 2017, respectively. These amounts included amortization expense associated with computer software of $133 million and $126 million for the six months ended June 30, 2018 and 2017, respectively.

Nielsen assesses indicators of impairment during interim periods. During the second quarter of 2018, in connection with its quarterly forecasting cycle, the Company updated the forecasted operating results for each of its businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected a decline in near-term revenue growth and profitability, primarily in its Buy business. Accordingly, in connection with the preparation of the Condensed Consolidated Financial Statements for the period ended June 30, 2018, the Company performed an updated impairment analysis. Based on this analysis, Nielsen concluded that the fair value of our reporting units was in excess of carrying value as of such date. Therefore, management concluded it was not more-likely-than-not that an impairment had occurred. However, the fair value of one of Nielsen’s reporting units exceeded its carrying value by less than 10%, compared to greater than 20% during our last annual impairment assessment performed as of October 1, 2017. Nielsen also concluded that the fair value of other indefinite-lived assets exceeded carrying value. The Company will continue to monitor and assess indicators of impairment.

Nielsen performs sensitivity analyses on its assumptions, primarily around both the long-term growth rate and discount rate assumptions. Nielsen’s sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions. However, Nielsen consistently tests a one percent movement in both its long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, the Company noted that the fair value was less than the underlying book value for one of its reporting units. Even though Nielsen’s sensitivity analyses, based upon reasonably possible adverse changes in assumptions, showed a potential shortfall in one of its reporting units, Nielsen believes that management has the ability to execute certain productivity and other actions in order to increase the results of operations and cash flows of its reporting units. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of Nielsen’s goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2018 and 2017.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2017	$(610)	$10	$(340)	$(940)
Other comprehensive (loss)/income before reclassifications	(100)	15	2	(83)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	(1)	7	6
Net current period other comprehensive (loss)/income	(100)	14	9	(77)
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	(2)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(98)	14	9	(75)
Balance June 30, 2018	$(708)	$24	$(331)	$(1,015)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)
Other comprehensive income/(loss) before reclassifications	158	—	(1)	157
Amounts reclassified from accumulated other comprehensive loss	—	1	7	8
Net current period other comprehensive income	158	1	6	165
Net current period other comprehensive income attributable to noncontrolling interest	5	—	—	5
Net current period other comprehensive income attributable to Nielsen stockholders	153	1	6	160
Balance June 30, 2017	$(703)	$—	$(348)	$(1,051)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2018 and 2017, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2018	June 30, 2017	Statement of Operations
Cash flow hedges
Interest rate contracts	$(1)	$—	Interest (income)/expense
	—	—	Benefit for income taxes
	$(1)	$—	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$5	$5	(a)
	1	1	Benefit for income taxes
	$4	$4	Total, net of tax
Total reclassification for the period	$3	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2018 and 2017, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2018	June 30, 2017	Statement of Operations
Cash flow hedges
Interest rate contracts	$(1)	$2	Interest (income)/expense
	—	1	Benefit for income taxes
	$(1)	$1	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$9	$9	(a)
	2	2	Benefit for income taxes
	$7	$7	Total, net of tax
Total reclassification for the period	$6	$8	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2017	$58
Charges	89
Payments	(54)
Balance at June 30, 2018	$93

Nielsen recorded $65 million and $9 million in restructuring charges for the three months ended June 30, 2018 and June 30, 2017, respectively, primarily relating to severance costs. These charges are primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives.

Nielsen recorded $89 million and $41 million in restructuring charges for the six months ended June 30, 2018 and 2017, respectively, primarily relating to severance costs.

Of the $93 million in remaining liabilities for restructuring actions, $78 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2018.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30,
(IN MILLIONS)	2018	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	29	29	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	37	—	37	—
Total	$68	$31	$37	—
Liabilities:
Interest rate swap arrangements (3)	$—	—	$—	—
Deferred compensation liabilities (4)	29	29	—	—
Total	$29	$29	$—	—

	December 31,
	2017	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	33	33	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	17	—	17	—
Total	$52	$35	17	—
Liabilities:
Interest rate swap arrangements (3)	$—	—	$—	—
Deferred compensation liabilities (4)	33	33	—	—
Total	$33	$33	$—	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2018, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the six months ended June 30, 2018 and 2017, Nielsen recorded a net loss of $1 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations.  As of June 30, 2018 and December 31, 2017 the notional amount of the outstanding foreign currency derivative financial instruments were $79 million and $74 million, respectively.

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

In May 2018, the Company entered into a $250 million aggregate notional amount five-year interest rate swap agreement with a starting date of May 9, 2018. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 2.72%. This derivative has been designated as an interest rate cash flow hedge.

As of June 30, 2018, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2021	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2023	US Dollar

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 respectively:

	Interest Expense		Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2018	2017	2018	2017
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$100	$92	$196	$182
Amount of (gain)/loss reclassified from accumulated other comprehensive income into income, net of tax	$(1)	$—	$(1)	$1
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $13 million of net pre-tax gains from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
Derivatives Designated as Hedging Instruments						Other
	Other Current	Other Non-Current	Other Non-Current	Other Current	Other Non-Current	Non-Current
(IN MILLIONS)	Assets	Assets	Liabilities	Assets	Assets	Liabilities
Interest rate swaps	$5	$32	$—	$—	$17	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2018 and 2017 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2018	2017		2018	2017
Interest rate swaps	$(6)	$3	Interest expense	$(1)	$—

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2018 and 2017 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income	Six Months Ended
Hedging Relationships	June 30,		(Effective Portion)	June 30,
(IN MILLIONS)	2018	2017		2018	2017
Interest rate swaps	$(21)	$1	Interest expense	$(1)	$2

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

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2018.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2018.

	June 30, 2018			December 31, 2017
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,080 million Senior secured term loan (LIBOR based variable rate of 3.43%) due 2019		$—	—		$1,392	1,397
$1,125 million Senior secured term loan (LIBOR based variable rate of 3.84%) due 2023		1,119	1,124		—	—
$2,250 million Senior secured term loan (LIBOR based variable rate of 4.05%) due 2023		2,296	2,300		2,232	2,247
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.09%) due 2021		—	—		450	452
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		637	637		—	—
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		246	246		—	—
Total senior secured credit facilities (with weighted-average interest rate)	3.80%	4,298	4,307	3.39%	4,074	4,096
$800 million 4.50% senior debenture loan due 2020		796	797		795	809
$625 million 5.50% senior debenture loan due 2021		620	626		620	643
$2,300 million 5.00% senior debenture loan due 2022		2,289	2,260		2,288	2,362
$500 million 5.00% senior debenture loan due 2025		496	474		496	518
Total debenture loans (with weighted-average interest rate)	5.22%	4,201	4,157	5.22%	4,199	4,332
Other loans		1	1		1	1
Total long-term debt	4.50%	8,500	8,465	4.32%	8,274	8,429
Capital lease and other financing obligations		164			167
Total debt and other financing arrangements		8,664			8,441
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		343			84
Non-current portion of long-term debt and capital lease and other financing obligations		$8,321			$8,357

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2018 to December 31, 2018	$261
2019	45
2020	855
2021	703
2022	2,402
2023	3,735
Thereafter	499
$8,500

In June 2018, Nielsen entered into an Amendment Agreement to amend and restate its Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement”) in the form of the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Among other things, The Amendment Agreement provided for: (i) the refinancing and replacement of the prior Tranche A Revolving Credit Facility with a new Tranche A Revolving Credit Facility having commitments in an aggregate principal amount of $850,000,000; (ii) the refinancing and replacement of the prior Class A Term Loans with new Class A Term Loans in an aggregate principal amount of $1,125,000,000; (iii) the refinancing and replacement of the prior Class B-2 Euro Term Loans with new Class B-2 Euro Term Loans in an aggregate principal amount of €545,245,518; and (iv) incurring incremental term loans in the form of Class B-4 Term Loans in an aggregate principal amount of $75,000,000.

The proceeds of loans under each replacement facility were used to replace or refinance the entire outstanding principal amount of loans under the prior facility that was replaced, and the proceeds of the incremental Class B-4 Term Loans, together with a portion of the proceeds of the Class B-2 Euro Term Loans in excess of the amount of the prior Class B-2 Euro Term Loans that were replaced, were used to prepay the amount of prior Class A Term Loans in excess of the amount of new Class A Term Loans.

The new Class A Term Loans will mature in full on July 9, 2023 and are required to be repaid in quarterly installments in an aggregate amount equal to 0.63% of the original principal amount of the Class A Term Loans for each of the first eight quarters following the effective date of the Amendment Agreement, 1.25% of the original principal amount of the Class A Term Loans for each of the subsequent eight quarters and 2.50% of the original principal amount of the Class A Term Loans for each of the subsequent three quarters, with the balance payable on July 9, 2023. The new Class B-2 Euro Term Loans will mature in full on October 4, 2023 and are required to be repaid in equal quarterly installments in an aggregate amount equal to 0.25% of the original principal amount of the Class B-2 Euro Term Loans, with the balance payable on October 4, 2023. The Class B-4 Term Loans will mature in full on October 4, 2023 and are required to be repaid in equal quarterly installments in an aggregate amount equal to 0.25% of the original principal amount of the Class B-4 Term Loans, with the balance payable on October 4, 2023. The new Tranche A Revolving Credit Facility matures on July 9, 2023.

The new Class A Term Loans and loans under the new Tranche A Revolving Credit Facility bear interest at a rate per annum equal to, at our election, (i) a base rate or eurocurrency rate, plus (ii) an applicable margin determined by reference to the Total Leverage Ratio (as defined in the Amended Credit Agreement), which varies from 0.25% to 1.00%, in the case of base rate loans, and from 1.25% to 2.00%, in the case of eurocurrency rate loans. The Class B-2 Euro Term Loans bear interest at a rate per annum equal to (i) a eurocurrency rate plus (ii) an applicable margin equal to 2.50%. The Class B-4 Term Loans bear interest at a rate per annum equal to, at our election, (i) a base rate or eurocurrency rate, plus (ii) an applicable margin, which is equal to 2.00%, in the case of eurocurrency loans, or 1.00%, in the case of base rate loans.

The Amended Credit Agreement contains substantially the same affirmative and negative covenants as those of the Prior Credit Agreement, except the exceptions to the restrictions on restricted payments and investments that are determined by reference to the Total Leverage Ratio were amended to increase the applicable limits.

Nielsen wrote-off certain previously capitalized deferred financing fees of $2 million associated with the June 2018 debt refinancing and incurred certain costs in connection with the refinancing of $5 million.

10. Stockholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2018
Actual number of shares of common stock outstanding
Beginning of period	355,944,976
Shares of common stock issued through compensation plans	1,154,613
Employee benefit trust activity	6,642
Repurchases of common stock	(1,898,622)
End of period	355,207,609

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2017 and the six months ended June 30, 2018, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34
February 18, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35

On July 19, 2018, the Board declared a cash dividend of $0.35 per share on Nielsen’s common stock. The dividend is payable on September 5, 2018 to stockholders of record at the close of business on August 22, 2018.

The dividend policy and the payment of future cash dividends are subject to the discretion of the Board.

Nielsen’s Board approved a share repurchase program, as included in the below table, for up to $2 billion in the aggregate of the Company’s outstanding common stock. The primary purposes of the program are to return value to shareholders and to mitigate dilution associated with Nielsen’s equity compensation plans.

Board Approval	Share Repurchase Authorization ($ in millions)
July 25, 2013	$500
October 23, 2014	$1,000
December 11, 2015	$500
Total Share Repurchase Authorization	$2,000

Repurchases under this program will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen’s evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted by Nielsen’s shareholders.

As of June 30, 2018, there have been 39,104,987 shares of the Company’s common stock purchased at an average price of $45.06 per share (total consideration of approximately $1,762 million) under this program.

The activity for the six months ended June 30, 2018 consisted of open market share repurchases and is summarized in the following table:

			Total Number of	Dollar Value of Shares
			Shares Purchased as	that may yet be
	Total Number	Average	Part of Publicly	Purchased under the
	of Shares	Price Paid	Announced Plans	Publicly Announced
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2017	37,206,365	$45.74	37,206,365	$298,118,746
2018 Activity
January 1- 31	—	$—	—	$298,118,746
February 1- 28	187,048	$33.31	187,048	$291,887,826
March 1- 31	424,324	$33.04	424,324	$277,868,369
April 1-30	155,878	$32.24	155,878	$272,843,463
May 1-31	922,862	$30.79	922,862	$244,424,375
June 1-30	208,510	$30.85	208,510	$237,992,519
Total	39,104,987	$45.06	39,104,987

11. Income Taxes

The effective tax rates for the three months ended June 30, 2018 and 2017 were 36% and 41%, respectively. The tax rate for the three months ended June 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The principal reason for the decrease in the second quarter effective tax rate in 2018 when compared to 2017 was due to tax reform enacted within the United States.

The effective tax rates for the six months ended June 30, 2018 and 2017 were 35% and 39%, respectively. The tax rate for the six months ended June 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the six months ended June 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The principal reason for the decrease in the first half effective tax rate in 2018 when compared to 2017 was due to tax reform enacted within the United States.

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

As of June 30, 2018, Nielsen has not completed our accounting for all of the tax effects associated with the enactment of the TCJA.  However, Nielsen has made a reasonable estimate of the (a) effects on our existing deferred tax balances, (b) the one-time transition tax, (c) Base Erosion and Anti-Abuse Tax (BEAT), (d) Global Intangible Low-Taxed Income (GILTI) and (e) Foreign Derived Intangible Income (FDII). Although Nielsen has estimated the current tax impact of GILTI as a component of Nielsen’s annual effective tax rate, given the complexity of the GILTI provisions, the Company is still evaluating its accounting policy in respect of recognizing associated deferred taxes.

Nielsen continues to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and re-measurement of deferred taxes. Nielsen anticipates that additional IRS guidance relative to the impacts of the TCJA will be forthcoming throughout 2018.

The estimated liability for unrecognized income tax benefits as of December 31, 2018 is $456 million and was $452 million as of December 31, 2017. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended June 30, 2018
Revenues	$789	$858	$—	$1,647
Depreciation and amortization	$55	$105	$2	$162
Restructuring charges	$55	$5	$5	$65
Stock-based compensation expense	$3	$2	$2	$7
Other items(1)	$—	$—	$6	$6
Operating (loss)/income	$(3)	$256	$(25)	$228
Business segment income/(loss)(2)	$110	$368	$(10)	$468
Total assets as of June 30, 2018	$6,891	$9,796	$11	$16,698

(IN MILLIONS)
Three Months Ended June 30, 2017
Revenues	$823	$821	$—	$1,644
Depreciation and amortization	$53	$108	$1	$162
Restructuring charges	$7	$—	$2	$9
Stock-based compensation expense	$3	$3	$6	$12
Other items(1)	$—	$—	$5	$5
Operating income/(loss)	$99	$246	$(24)	$321
Business segment income/(loss)(2)	$162	$357	$(10)	$509
Total assets as of December 31, 2017	$6,862	$9,911	$93	$16,866

(IN MILLIONS)	Buy	Watch	Corporate	Total
Six Months Ended June 30, 2018
Revenues	$1,565	$1,692	$—	$3,257
Depreciation and amortization	$109	$217	$3	$329
Restructuring charges	$70	$14	$5	$89
Stock-based compensation expense	$7	$5	$8	$20
Other items (1)	$—	$—	$18	$18
Operating income/(loss)	$8	$482	$(55)	$435
Business segment income/(loss) (2)	$194	$718	$(21)	$891

(IN MILLIONS)
Six Months Ended June 30, 2017
Revenues	$1,580	$1,590	$—	$3,170
Depreciation and amortization	$103	$212	$2	$317
Restructuring charges	$27	$7	$7	$41
Stock-based compensation expense	$7	$7	$13	$27
Other items (1)	$—	$—	$18	$18
Operating income/(loss)	$133	$454	$(61)	$526
Business segment income/(loss) (2)	$270	$680	$(21)	$929

(1)	Other items primarily consist of transaction related costs and business optimization costs for the three and six months ended June 30, 2018 and 2017.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

14. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of June 30, 2018 and December 31, 2017 and consolidating statements of operations and cash flows for the periods ended June 30, 2018 and 2017. During the six months ended June 30, 2018, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted the prior period condensed consolidated statement of comprehensive income to reflect the current year structure.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$899	$748	$—	$1,647
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	359	339	—	698
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	235	258	—	494
Depreciation and amortization	—	—	129	33	—	162
Restructuring charges	—	—	21	44	—	65
Operating (loss)/income	(1)	—	155	74	—	228
Interest income	1	165	8	3	(175)	2
Interest expense	—	(92)	(174)	(9)	175	(100)
Foreign currency exchange transaction losses, net	—	—	(1)	(3)	—	(4)
Other (expense)/income, net	—	(6)	120	(119)	—	(5)
Income/(loss) from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	67	108	(54)	—	121
Provision for income taxes	—	(14)	(22)	(8)	—	(44)
Equity in net income/(loss) of subsidiaries	72	27	(14)	—	(85)	—
Equity in net loss of affiliates	—	—	—	(1)	—	(1)
Net income/(loss)	72	80	72	(63)	(85)	76
Less net income attributable to noncontrolling interests	—	—	—	4	—	4
Net income/(loss) attributable to controlling interest	72	80	72	(67)	(85)	72
Total other comprehensive (loss)/income	(129)	19	(129)	(151)	257	(133)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total other comprehensive (loss)/income attributable to controlling interests	(129)	19	(129)	(147)	257	(129)
Total comprehensive (loss)/income	$(57)	$99	$(57)	$(214)	$172	$(57)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$892	$752	$—	$1,644
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	357	321	—	678
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	234	239	—	474
Depreciation and amortization	—	—	132	30	—	162
Restructuring charges	—	—	3	6	—	9
Operating (loss)/income	(1)	—	166	156	—	321
Interest income	1	227	8	2	(237)	1
Interest expense	—	(88)	(231)	(10)	237	(92)
Foreign currency exchange transaction losses, net	—	—	(2)	(5)	—	(7)
Other (expense)/income, net	—	(2)	(2)	5	—	1
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	137	(61)	148	—	224
(Provision)/benefit for income taxes	—	(48)	13	(56)	—	(91)
Equity in net income of subsidiaries	131	36	180	—	(347)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	131	125	131	93	(347)	133
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	131	125	131	91	(347)	131
Total other comprehensive income/(loss)	83	(19)	83	98	(160)	85
Total other comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	83	(19)	83	96	(160)	83
Total comprehensive income	214	106	214	192	(508)	218
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income attributable to controlling interest	$214	$106	$214	$188	$(508)	$214

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,769	$1,488	$—	$3,257
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	734	683	—	1,417
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	469	516	—	987
Depreciation and amortization	—	—	261	68	—	329
Restructuring charges	—	—	32	57	—	89
Operating (loss)/income	(2)	—	273	164	—	435
Interest income	1	316	18	4	(335)	4
Interest expense	—	(183)	(328)	(20)	335	(196)
Foreign currency exchange transaction losses, net	—	—	(1)	(3)	—	(4)
Other (expense)/income, net	—	(7)	120	(117)	—	(4)
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(1)	126	82	28	—	235
Provision for income taxes	—	(26)	(20)	(37)	—	(83)
Equity in net income of subsidiaries	145	85	83	—	(313)	—
Equity in net loss of affiliates	—	—	—	(1)	—	(1)
Net income/(loss)	144	185	145	(10)	(313)	151
Less net income attributable to noncontrolling interests	—	—	—	7	—	7
Net income/(loss) attributable to controlling interest	144	185	145	(17)	(313)	144
Total other comprehensive (loss)/income	(75)	21	(75)	(92)	144	(77)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total other comprehensive (loss)/income attributable to controlling interests	(75)	21	(75)	(90)	144	(75)
Total comprehensive income/(loss)	69	206	70	(102)	(169)	74
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$69	$206	$70	$(107)	$(169)	$69

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,748	$1,422	$—	$3,170
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	695	644	—	1,339
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	489	456	—	947
Depreciation and amortization	—	—	258	59	—	317
Restructuring charges	—	—	18	23	—	41
Operating (loss)/income	(2)	—	288	240	—	526
Interest income	1	444	17	3	(463)	2
Interest expense	—	(173)	(453)	(19)	463	(182)
Foreign currency exchange transaction losses, net	—	—	(3)	(6)	—	(9)
Other (expense)/income, net	—	(2)	(16)	21	—	3
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(1)	269	(167)	239	—	340
(Provision)/benefit for income taxes	—	(94)	57	(97)	—	(134)
Equity in net income of subsidiaries	203	88	314	—	(605)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	202	263	203	143	(605)	206
Less net income attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to controlling interest	202	263	203	139	(605)	202
Total other comprehensive income/(loss)	160	(18)	160	176	(313)	165
Total other comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total other comprehensive income/(loss) attributable to controlling interests	160	(18)	160	171	(313)	160
Total comprehensive income	362	245	363	319	(918)	371
Comprehensive income attributable to noncontrolling interests	—	—	—	9	—	9
Total comprehensive income attributable to controlling interest	$362	$245	$363	$310	$(918)	$362

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$1	$13	$378	$—	$394
Trade and other receivables, net	—	—	501	819	$—	1,320
Prepaid expenses and other current assets	1	5	252	148	$—	406
Intercompany receivables	2	1,324	309	80	(1,715)	—
Total current assets	5	1,330	1,075	1,425	(1,715)	2,120
Non-current assets						—
Property, plant and equipment, net	—	—	312	159	—	471
Goodwill	—	—	6,100	2,341	—	8,441
Other intangible assets, net	—	—	4,557	511	—	5,068
Deferred tax assets	1	—	9	159	—	169
Other non-current assets	—	32	314	83	—	429
Equity investment in subsidiaries	4,019	1,236	4,554	—	(9,809)	—
Intercompany loans	25	8,608	352	138	(9,123)	—
Total assets	$4,050	$11,206	$17,273	$4,816	$(20,647)	$16,698
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$52	$443	$482	$—	$977
Deferred revenues	—	—	231	130	$—	361
Income tax liabilities	—	—	26	82	$—	108
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	47	290	6	$—	343
Intercompany payables	1	2	1,405	307	(1,715)	—
Total current liabilities	1	101	2,395	1,007	(1,715)	1,789
Non-current liabilities						—
Long-term debt and capital lease obligations	—	8,206	99	16	—	8,321
Deferred tax liabilities	—	71	1,318	27	—	1,416
Intercompany loans	—	—	8,771	352	(9,123)	—
Other non-current liabilities	—	—	671	256	—	927
Total liabilities	1	8,378	13,254	1,658	(10,838)	12,453
Total stockholders’ equity	4,049	2,828	4,019	2,962	(9,809)	4,049
Noncontrolling interests	—	—	—	196	—	196
Total equity	4,049	2,828	4,019	3,158	(9,809)	4,245
Total liabilities and equity	$4,050	$11,206	$17,273	$4,816	$(20,647)	$16,698

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

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(1)	$26	$(16)	$116	$125
Investing activities:					-
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(3)	(27)	(30)
Additions to property, plant and equipment and other assets	—	—	(27)	(17)	(44)
Additions to intangible assets	—	—	(171)	(31)	(202)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	—	—
Other investing activities	—	—	5	(5)	—
Net cash used in investing activities	—	—	(196)	(80)	(276)
Financing activities:
Net borrowings under revolving credit facility	—	—	246	—	246
Repayments of debt	—	(798)	—	(1)	(799)
Proceeds from the issuance of debt, net of issuance costs	—	781	—	—	781
Decrease in other short-term borrowings	—	—	—	—	—
Cash dividends paid to stockholders	(246)	—	—	—	(246)
Repurchase of common stock	(60)	—	—	—	(60)
Activity under stock plans	23	—	(5)	—	18
Proceeds from employee stock purchase plan	3	—	—	—	3
Capital leases	—	—	(37)	(3)	(40)
Settlement of intercompany and other financing activities	281	(9)	(48)	(235)	(11)
Net cash provided by/(used in) financing activities	1	(26)	156	(239)	(108)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(3)	(3)
Net decrease in cash and cash equivalents	—	—	(56)	(206)	(262)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$2	$1	$13	$378	$394

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

Background and Executive Summary

We are a leading global measurement and data analytics company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch and listen to (consumer interaction across the television, radio, digital and mobile viewing and listening platforms referred to herein as “Watch”) on a global and local basis. Our measurement and analytical services help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many emerging markets, and hold leading market positions in many of our services and geographies.

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

In July 2018, we announced that our Board of Directors is conducting an in-depth strategic review of our Buy segment. The Board does not have a fixed timetable for completion of the review nor has it made any decisions at this time.

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

We also provide consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. Our performance under these arrangements does not create an asset with an alternative use to us and generally includes an enforceable right to payment for performance completed to date, as such, revenue for these services is typically recognized over time. Revenue for contracts that do not include an enforceable right to payment for performance completed to date is recognized at a point in time when the performance obligation is satisfied, generally upon delivery of the service, and control of the service is transferred to the customer

Revenue from our Watch segment is primarily generated from television, radio, digital and mobile measurement services which are used by our clients to establish the value of airtime and more effectively schedule and promote their programming. As the customer simultaneously receives and consumes the benefits provided by our performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the services are transferred to the customer.

We enter into cooperation arrangements primarily with our customers, under which a customer provides us with its data in exchange for our services. We record these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable we consider the fair value of the goods or services surrendered.

Goodwill and Indefinite-Lived Intangible Assets

We assess indicators of impairment during interim periods. During the second quarter of 2018, in connection with our quarterly forecasting cycle, we updated the forecasted operating results for each of our businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected a decline in near-term revenue growth and profitability, primarily in our Buy business. Accordingly, in connection with the preparation of the Condensed Consolidated Financial Statements for the period ended June 30, 2018, we performed an updated impairment analysis. Based on this analysis, we concluded that the fair value of our reporting units was in excess of carrying value as of such date. Therefore, we concluded it was not more-likely-than-not that an impairment had occurred. However, the fair value of one of our reporting units exceeded its carrying value by less than 10%, compared to greater than 20% during our last annual impairment assessment performed as of October 1, 2017. We also concluded that the fair value of other indefinite-lived assets exceeded carrying value. We will continue to monitor and assess indicators of impairment.

We perform sensitivity analyses on our assumptions, primarily around both the long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions. However, we consistently test a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was less than the underlying book value for one of our reporting units. Even though our sensitivity analyses, based upon reasonably possible adverse changes in assumptions, showed a potential shortfall in one of our reporting units, we believe that we have the ability to execute certain productivity and other actions in order to increase the results of operations and cash flows of our reporting units. While we believe that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

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

We incurred acquisition-related expenses of $2 million and $6 million for the three and six months ended June 30, 2017, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Gracenote for the three and six months ended June 30, 2017, as if the acquisition had occurred on January 1, 2017, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)		Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues		$1,644 134		$3,188 206
Income from continuing operations	$		$

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the six months ended June 30, 2018, we paid cash consideration of $30 million associated with current period acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on our consolidated results of operations would not have been material.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.21 to €1.00 and $1.08 to €1.00 for the six months ended June 30, 2018 and 2017, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Accounts Receivable

During the six months ended June 30, 2018, we sold $81 million of accounts receivable to a third party and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of June 30, 2018 and December 31, 2017, $50 million and $110 million, respectively, remained outstanding. The sale was accounted for as a true sale, without recourse. We maintain servicing responsibilities of the receivables, for which the related costs are not significant. The proceeds of $81 million from the sale were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2018	2017
Revenues	$1,647	$1,644
Cost of revenues, exclusive of depreciation and amortization shown separately below	698	678
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	494	474
Depreciation and amortization	162	162
Restructuring charges	65	9
Operating income	228	321
Interest income	2	1
Interest expense	(100)	(92)
Foreign currency exchange transaction losses, net	(4)	(7)
Other (expense)/income, net	(5)	1
Income from continuing operations before income taxes and equity in net loss of affiliates	121	224
Provision for income taxes	(44)	(91)
Equity in net loss of affiliates	(1)	—
Net income	76	133
Net income attributable to noncontrolling interests	4	2
Net income attributable to Nielsen stockholders	$72	$131

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

Other items: To measure operating performance, we exclude certain expenses and gains that arise outside the ordinary course of our operations. Such costs primarily include legal settlements, acquisition related expenses, business optimization costs and other transactional costs. We believe that the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(IN MILLIONS)	2018	2017
Net income attributable to Nielsen stockholders	$72	$131
Interest expense, net	98	91
Provision for income taxes	44	91
Depreciation and amortization	162	162
EBITDA	376	475
Equity in net loss of affiliates	1	—
Other non-operating expense, net	13	8
Restructuring charges	65	9
Stock-based compensation expense	7	12
Other items(a)	6	5
Adjusted EBITDA	$468	$509

(a)

Other items primarily consist of transaction related costs for the three months ended June 30, 2018. Other items primarily consists of transaction related costs and business optimization costs for the three months ended June 30, 2017.

Consolidated Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

Revenues increased 0.2% to $1,647 million for the three months ended June 30, 2018 from $1,644 million for the three months ended June 30, 2017, or a decrease of 0.7% on a constant currency basis. Revenues within our Buy segment decreased 4.1%, or 5.4% on a constant currency basis. Revenues within our Watch segment increased 4.5%, or 4.0% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 2.9% to $698 million for the three months ended June 30, 2018 from $678 million for the three months ended June 30, 2017, or an increase of 1.7% on a constant currency basis.

Costs within our Buy segment increased 7.3%, or 5.5% on a constant currency basis, primarily due to global investments in our services, including retailer investments.

Costs within our Watch segment increased 0.3%, or a decrease of 0.3% on a constant currency basis.  Cost of revenues decreased on a constant currency basis primarily due to the impact of our productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 4.2% to $494 million for the three months ended June 30, 2018 from $474 million for the three months ended June 30, 2017, or an increase of 2.9% on a constant currency basis.

Costs within our Buy segment decreased 2.9%, or 4.5% on a constant currency basis. Selling, general and administrative expenses decreased due to productivity initiatives and dispositions as we continue to execute our portfolio pruning initiatives.

Costs within our Watch segment increased 15.5%, or 14.1% on a constant currency basis. Selling, general and administrative expenses increased primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $162 million for each of the three months ended June 30, 2018 and 2017.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $56 million for each of the three months ended June 30, 2018 and 2017.

Restructuring Charges

We recorded $65 million and $9 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the three months ended June 30, 2018 and 2017, respectively.

Operating Income

Operating income for the three months ended June 30, 2018 was $228 million as compared to $321 million for the three months ended June 30, 2017. Operating loss within our Buy segment was $3 million for the three months ended June 30, 2018 as compared to operating income of $99 million for the three months ended June 30, 2017. Operating income within our Watch segment was $256 million for the three months ended June 30, 2018 as compared to $246 million for the three months ended June 30, 2017. Corporate operating expenses were $25 million for the three months ended June 30, 2018 as compared to $24 million for the three months ended June 30, 2017.

Interest Expense

Interest expense was $100 million for the three months ended June 30, 2018 as compared to $92 million for the three months ended June 30, 2017. This increase is primarily due to higher USD LIBOR interest rates on the unhedged portion of our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.19 to €1.00 for the three months ended June 30, 2018 as compared to $1.10 to €1.00 for the three months ended June 30, 2017.

We realized net foreign currency exchange transaction losses of $4 million and $7 million for the three months ended June 30, 2018 and 2017, respectively, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other (Expense)/Income, Net

Other expense, net of $5 million for the three months ended June 30, 2018, is primarily related to certain costs incurred in connection with the June 2018 debt refinancing discussed below under “Liquidity and Capital resources”, as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Other income net of $1 million for the three months ended June 30, 2017, is primarily related to certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Income Taxes

The effective tax rates for the three months ended June 30, 2018 and 2017 were 36% and 41%, respectively. The tax rate for the three months ended June 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the three months ended June 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The principal reason for the decrease in the second quarter effective tax rate in 2018 when compared to 2017 was due to tax reform enacted within the United States.

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

As of June 30, 2018, we have not completed our accounting for all of the tax effects associated with the enactment of the TCJA.  However, we have made a reasonable estimate of the (a) effects on our existing deferred tax balances, (b) the one-time transition tax, (c) Base Erosion and Anti-Abuse Tax (BEAT), (d) Global Intangible Low-Taxed Income (GILTI) and (e) Foreign Derived Intangible Income (FDII). Although we have estimated the current tax impact of GILTI as a component of our annual effective tax rate, given the complexity of the GILTI provisions, we are still evaluating our accounting policy in respect of recognizing associated deferred taxes.

We continue to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and re-measurement of deferred taxes. We anticipate that additional IRS guidance relative to the impacts of the TCJA will be forthcoming throughout 2018.

The estimated liability for unrecognized tax benefits as of December 31, 2018 is $456 million and was $452 million as of December 31, 2017. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA decreased 8.1% to $468 million for the three months ended June 30, 2018 from $509 million for the three months ended June 30, 2017, a decrease of 8.2% on a constant currency basis. See “Results of Operations – Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% Variance 2018 vs. 2017 Reported	Three Months Ended June 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Emerging Markets	$293	$296	(1.0)%	$292	0.3%
Developed Markets	488	510	(4.3)%	524	(6.9)%
Core Buy	781	806	(3.1)%	816	(4.3)%
Corporate	8	17	(52.9)%	18	(55.6)%
Buy Segment	$789	$823	(4.1)%	$834	(5.4)%

Marketing Effectiveness	$89	$83	7.2%	$84	6.0%
Audio	123	123	0.0%	123	0.0%
Audience Measurement (Video and Text)	609	567	7.4%	571	6.7%
Core Watch	821	773	6.2%	778	5.5%
Corporate/Other Watch	37	48	(22.9)%	47	(21.3)%
Watch Segment	$858	$821	4.5%	$825	4.0%
Total Core (Buy/Watch)	1,602	1,579	1.5%	1,594	0.5%
Total	$1,647	$1,644	0.2%	$1,659	(0.7)%

Buy Segment Revenues

Revenues decreased 4.1% to $789 million for the three months ended June 30, 2018 from $823 million for the three months ended June 30, 2017, or 5.4% on a constant currency basis.

Revenues from emerging markets decreased 1.0% to $293 million, or an increase of 0.3% on a constant currency basis, primarily driven by weakness in multinational client spending, particularly in markets in South East Asia and China, partly offset by strength in local client spending and solid growth in Eastern Europe, Africa and some markets in Latin America.

Revenues from developed markets decreased 4.3% to $488 million, or 6.9% on a constant currency basis due to increased pressure on spending from large multinational clients.

Revenues from Corporate Buy decreased 52.9% to $8 million, or 55.6% on a constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 4.5% to $858 million for the three months ended June 30, 2018 from $821 million for the three months ended June 30, 2017, or 4.0% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 7.4%, or 6.7% on a constant currency basis due to our ongoing investments, continued client adoption of our Total Audience Measurement system. Audio revenues were flat for the quarter. Our Marketing Effectiveness revenue grew 7.2%, or 6.0% on a constant currency basis, driven by consistent investment in our product portfolio. Corporate/Other Watch revenues decreased by 22.9%, or 21.3% on a constant currency basis due to our continued exit of non-core media analytics products. Our Core Watch revenues grew 6.2%, or 5.5% on a constant currency basis.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2018 and 2017, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$(3)	$55	$55	$3	$—	$110
Watch	256	5	105	2	—	368
Corporate and Eliminations	(25)	5	2	2	6	(10)
Total Nielsen	$228	$65	$162	$7	$6	$468

THREE MONTHS ENDED JUNE 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$99	$7	$53	$3	$—	$162
Watch	246	—	108	3	—	357
Corporate and Eliminations	(24)	2	1	6	5	(10)
Total Nielsen	$321	$9	$162	$12	$5	$509

(1)

Other items primarily consists of transaction related costs for the three months ended June 30, 2018. Other items primarily consists of transaction related costs and business optimization costs for the three months ended June 30, 2017.

(IN MILLIONS)	Three Months Ended June 30, 2018 Reported	Three Months Ended June 30, 2017 Reported	% Variance 2018 vs. 2017 Reported	Three Months Ended June 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$110	$162	(32.1)%	$162	(32.1)%
Watch	368	357	3.1%	358	2.8%
Corporate and Eliminations	(10)	(10)	NM	(10)	NM
Total Nielsen	$468	$509	(8.1)%	$510	(8.2)%

Buy Segment Profitability

Operating loss was $3 million for the three months ended June 30, 2018 as compared to operating income of $99 million for the three months ended June 30, 2017. The decrease was primarily driven by the revenue performance mentioned above, an increase in restructuring charges, and our continued global investments in our services, including retailer investments for the three months ended June 30, 2018. Non-GAAP business segment income decreased 32.1% on a constant currency basis.

Watch Segment Profitability

Operating income was $256 million for the three months ended June 30, 2018 as compared to $246 million for the three months ended June 30, 2017. The increase was driven primarily by the revenue performance discussed above partially offset by an increase in restructuring charges for the three months ended June 30, 2018. Non-GAAP business segment income increased 2.8% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $25 million for the three months ended June 30, 2018 as compared to $24 million for the three months ended June 30, 2017.

Results of Operations – Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2018	2017
Revenues	$3,257	$3,170
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,417	1,339
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	987	947
Depreciation and amortization	329	317
Restructuring charges	89	41
Operating income	435	526
Interest income	4	2
Interest expense	(196)	(182)
Foreign currency exchange transaction losses, net	(4)	(9)
Other (expense)/income, net	(4)	3
Income from continuing operations before income taxes and equity in net loss of affiliates	235	340
Provision for income taxes	(83)	(134)
Equity in net loss of affiliates	(1)	—
Net income	151	206
Net income attributable to noncontrolling interests	7	4
Net income attributable to Nielsen stockholders	$144	$202

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(IN MILLIONS)	2018	2017
Net income attributable to Nielsen stockholders	$144	$202
Interest expense, net	192	180
Provision for income taxes	83	134
Depreciation and amortization	329	317
EBITDA	748	833
Equity in net loss of affiliate	1	—
Other non-operating expense, net	15	10
Restructuring charges	89	41
Stock-based compensation expense	20	27
Other items(a)	18	18
Adjusted EBITDA	$891	$929

(a)	Other items primarily consist of transaction related costs and business optimization costs for the six months ended June 30, 2018 and 2017.

Consolidated Results for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues

Revenues increased 2.7% to $3,257 million for the six months ended June 30, 2018 from $3,170 million for the six months ended June 30, 2017, or an increase of 0.8% on a constant currency basis. Revenues within our Buy segment decreased 0.9%, or 3.8% on a constant currency basis. Revenues within our Watch segment increased 6.4%, or 5.5% on a constant currency basis. Refer to the “Business Segment Results for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.8% to $1,417 million for the six months ended June 30, 2018 from $1,339 million for the six months ended June 30, 2017, or an increase of 3.4% on a constant currency basis.

Costs within our Buy segment increased 7.7%, or 4.1% on a constant currency basis, primarily due to global investments in our services, including retailer investments.

Costs within our Watch segment increased 4.9%, or 3.7% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 4.2% to $987 million for the six months ended June 30, 2018 from $947 million for the six months ended June 30, 2017, or an increase of 1.8% on a constant currency basis.

Costs within our Buy segment increased 0.8%, or a decrease of 2.4% on a constant currency basis. Selling, general and administrative expenses decreased on a constant currency basis due to productivity initiatives and dispositions as we continue to execute our portfolio pruning initiatives.

Costs within our Watch segment increased 10.5%, or 9.1% on a constant currency basis. Selling, general and administrative expenses increased primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $329 million for the six months ended June 30, 2018 as compared to $317 million for the six months ended June 30, 2017. This increase was primarily due to higher depreciation and amortization expense associated with tangible and intangible assets acquired through business combinations and higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $112 million for the six months ended June 30, 2018 as compared to $110 million for the six months ended June 30, 2017.

Restructuring Charges

We recorded $89 million and $41 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the six months ended June 30, 2018 and 2017, respectively.

Operating Income

Operating income for the six months ended June 30, 2018 was $435 million as compared to $526 million for the six months ended June 30, 2017. Operating income within our Buy segment was $8 million for the six months ended June 30, 2018 as compared to $133 million for the six months ended June 30, 2017. Operating income within our Watch segment was $482 million for the six months ended June 30, 2018 as compared to $454 million for the six months ended June 30, 2017. Corporate operating expenses were $55 million for the six months ended June 30, 2018 as compared to $61 million for the six months ended June 30, 2017.

Interest Expense

Interest expense was $196 million for the six months ended June 30, 2018 as compared to $182 million for the six months ended June 30, 2017. This increase is primarily due to higher USD LIBOR interest rates on the unhedged portion of our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.21 to €1.00 for the six months ended June 30, 2018 as compared to $1.08 to €1.00 for the six months ended June 30, 2017.

We realized net foreign currency transaction losses of $4 million and $9 million for the six months ended June 30, 2018 and 2017, respectively, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other (Expense)/Income, Net

Other expense, net of $4 million for the six months ended June 30, 2018, is primarily related to certain costs incurred in connection with the June 2018 debt refinancing discussed below under “Liquidity and Capital resources”, as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Other income, net of $3 million for the six months ended June 30, 2017, is primarily related to certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Income Taxes

The effective tax rates for the six months ended June 30, 2018 and 2017 were 35% and 39%, respectively. The tax rate for the six months ended June 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the six months ended June 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The principal reason for the decrease in the first half effective tax rate in 2018 when compared to 2017 was due to tax reform enacted within the United States.

Adjusted EBITDA

Adjusted EBITDA decreased 4.1% to $891 million for the six months ended June 30, 2018 from $929 million for the six months ended June 30, 2017, a decrease of 4.8% on a constant currency basis. See “Results of Operations – Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% Variance 2018 vs. 2017 Reported	Six Months Ended June 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Emerging Markets	$587	$563	4.3%	$569	3.2%
Developed Markets	959	981	(2.2)%	1,021	(6.1)%
Core Buy	1,546	1,544	0.1%	1,590	(2.8)%
Corporate	19	36	(47.2)%	37	(48.6)%
Buy Segment	$1,565	$1,580	(0.9)%	$1,627	(3.8)%

Marketing Effectiveness	$170	$148	14.9%	$150	13.3%
Audio	244	243	0.4%	243	0.4%
Audience Measurement (Video and Text)	1,208	1,102	9.6%	1,113	8.5%
Core Watch	1,622	1,493	8.6%	1,506	7.7%
Corporate/Other Watch	70	97	(27.8)%	98	(28.6)%
Watch Segment	$1,692	$1,590	6.4%	$1,604	5.5%
Total Core (Buy/Watch)	3,168	3,037	4.3%	3,096	2.3%
Total	$3,257	$3,170	2.7%	$3,231	0.8%

Buy Segment Revenues

Revenues decreased 0.9% to $1,565 million for the six months ended June 30, 2018 from $1,580 million for the six months ended June 30, 2017, or 3.8% on a constant currency basis.

Revenues from emerging markets increased 4.3% to $587 million, or 3.2% on a constant currency basis. Revenue growth was driven by our global footprint, coverage expansion and broad product offerings driving solid growth in Eastern Europe and some markets in Latin America, partially offset by weakness in multinational client spending, particularly in China.

Revenues from developed markets decreased 2.2% to $959 million, or 6.1% on a constant currency basis due to increased pressure on spending from large multinational clients.

Revenues from Corporate Buy decreased 47.2% to $19 million, or 48.6% on a constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 6.4% to $1,692 million for the six months ended June 30, 2018 from $1,590 million for the six months ended June 30, 2017 or an increase of 5.5% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 9.6%, or 8.5% on a constant currency basis, primarily due to our ongoing investments and continued client adoption of our Total Audience Measurement system. Audio revenues increased 0.4% on a reported and constant currency basis. Marketing Effectiveness revenue increased 14.9%, or 13.3% on a constant currency basis, driven by consistent investment in our product portfolio. Corporate/Other Watch revenues decreased by 27.8%, or 28.6% on a constant currency basis due to continued exit of non-core media analytics products. Core Watch revenue grew 8.6%, or 7.7% on a constant currency basis.

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$8	$70	$109	$7	$—	$194
Watch	482	14	217	5	—	718
Corporate and Eliminations	(55)	5	3	8	18	(21)
Total Nielsen	$435	$89	$329	$20	$18	$891

SIX MONTHS ENDED JUNE 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$133	$27	$103	$7	$—	$270
Watch	454	7	212	7	—	680
Corporate and Eliminations	(61)	7	2	13	18	(21)
Total Nielsen	$526	$41	$317	$27	$18	$929

(1)	Other Items primarily consists of transaction related costs and business optimization costs for the six months ended June 30, 2018 and 2017.

(IN MILLIONS)	Six Months Ended June 30, 2018 Reported	Six Months Ended June 30, 2017 Reported	% Variance 2018 vs. 2017 Reported	Six Months Ended June 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$194	$270	(28.1)%	$273	(28.9)%
Watch	718	680	5.6%	684	5.0%
Corporate and Eliminations	(21)	(21)	NM	(21)	NM
Total Nielsen	$891	$929	(4.1)%	$936	(4.8)%

Buy Segment Profitability

Operating income was $8 million for the six months ended June 30, 2018 as compared to $133 million for the six months ended June 30, 2017 primarily due to the revenue performance mentioned above and higher restructuring costs, depreciation and amortization expense and our continued global investments in our services, including retailer investments. Non-GAAP business segment income decreased 28.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $482 million for the six months ended June 30, 2018 as compared to $454 million for the six months ended June 30, 2017. The increase was driven primarily by the revenue performance discussed above, partially offset by higher depreciation and amortization expense and restructuring costs. Non-GAAP business segment income increased 5.0% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $55 million for the six months ended June 30, 2018 as compared to $61 million for the six months ended June 30, 2017. The decrease was driven primarily by lower stock-based compensation expense in 2018.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $125 million for the six months ended June 30, 2018 as compared to $266 million for the six months ended June 30, 2017, a decrease of $141 million. This decrease was primarily due to the Adjusted EBITDA performance described above, the overall retailer investments and other growth initiatives and higher interest payments. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2018 and 2017:

(IN MILLIONS)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash from operating activities	$125	$266
Cash and cash equivalents	$394	$510
Availability under revolving credit facility	$591	$464

Of the $394 million in cash and cash equivalents, approximately $337 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Weighted average interest rate	4.50%	4.18%
Cash paid for interest, net of amounts capitalized (in millions)	$196	$164

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

2018 Credit Facility Amendment

In June 2018, we entered into an Amendment Agreement to amend and restate our Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement”) in the form of the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Among other things, The Amendment Agreement provided for: (i) the refinancing and replacement of the prior Tranche A Revolving Credit Facility with a new Tranche A Revolving Credit Facility having commitments in an aggregate principal amount of $850,000,000; (ii) the refinancing and replacement of the prior Class A Term Loans with new Class A Term Loans in an aggregate principal amount of $1,125,000,000; (iii) the refinancing and replacement of the prior Class B-2 Euro Term Loans with new Class B-2 Euro Term Loans in an aggregate principal amount of €545,245,518; and (iv) incurring incremental term loans in the form of Class B-4 Term Loans in an aggregate principal amount of $75,000,000.

The proceeds of loans under each replacement facility were used to replace or refinance the entire outstanding principal amount of loans under the prior facility that was replaced, and the proceeds of the incremental Class B-4 Term Loans, together with a portion of the proceeds of the Class B-2 Euro Term Loans in excess of the amount of the prior Class B-2 Euro Term Loans that were replaced, were used to prepay the amount of prior Class A Term Loans in excess of the amount of new Class A Term Loans.

The new Class A Term Loans will mature in full on July 9, 2023 and are required to be repaid in quarterly installments in an aggregate amount equal to 0.63% of the original principal amount of the Class A Term Loans for each of the first eight quarters following the effective date of the Amendment Agreement, 1.25% of the original principal amount of the Class A Term Loans for each of the subsequent eight quarters and 2.50% of the original principal amount of the Class A Term Loans for each of the subsequent three quarters, with the balance payable on July 9, 2023. The new Class B-2 Euro Term Loans will mature in full on October 4, 2023 and are required to be repaid in equal quarterly installments in an aggregate amount equal to 0.25% of the original principal amount of the Class B-2 Euro Term Loans, with the balance payable on October 4, 2023. The Class B-4 Term Loans will mature in full on October 4, 2023 and are required to be repaid in equal quarterly installments in an aggregate amount equal to 0.25% of the original principal amount of the Class B-4 Term Loans, with the balance payable on October 4, 2023. The new Tranche A Revolving Credit Facility matures on July 9, 2023.

The new Class A Term Loans and loans under the new Tranche A Revolving Credit Facility bear interest at a rate per annum equal to, at our election, (i) a base rate or eurocurrency rate, plus (ii) an applicable margin determined by reference to the Total Leverage Ratio (as defined in the Amended Credit Agreement), which varies from 0.25% to 1.00%, in the case of base rate loans, and from 1.25% to 2.00%, in the case of eurocurrency rate loans. The Class B-2 Euro Term Loans bear interest at a rate per annum equal to (i) a eurocurrency rate plus (ii) an applicable margin equal to 2.50%. The Class B-4 Term Loans bear interest at a rate per annum equal to, at our election, (i) a base rate or eurocurrency rate, plus (ii) an applicable margin, which is equal to 2.00%, in the case of eurocurrency loans, or 1.00%, in the case of base rate loans.

The Amended Credit Agreement contains substantially the same affirmative and negative covenants as those of the Prior Credit Agreement, except the exceptions to the restrictions on restricted payments and investments that are determined by reference to the Total Leverage Ratio were amended to increase the applicable limits.

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of June 30, 2018, we were in full compliance with the financial covenant described above.

Revolving Credit Facility

The Amended Credit Agreement contains a senior secured revolving credit facility with aggregate revolving credit commitments of $850 million and a final maturity of July 2023 under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans.

The senior secured revolving credit facility is provided under the Amended Credit Agreement and so contains covenants and restrictions as noted above with respect to the Amended Credit Agreement. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Amended Credit Agreement.

As of June 30, 2018 and 2017, we had $246 million and $101 million borrowings outstanding and had outstanding letters of credit of $13 million and $10 million, respectively. As of June 30, 2018, we had $591 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividends policy by our Board of Directors, under which we have paid $246 million and $232 million in cash dividends during the six months ended June 30, 2018 and 2017, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2017 and the six months ended June 30, 2018.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34
February 18, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35

On July 19, 2018, our Board of Directors declared a cash dividend of $0.35 per share on our common stock. The dividend is payable on September 5, 2018 to stockholders of record at the close of business on August 22, 2018.

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

As of June 30, 2018, there have been 39,104,987 shares of our common stock purchased at an average price of $45.06 per share (total consideration of approximately $1,762 million) under this program.

The activity for the six months ended June 30, 2018 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs
As of December 31, 2017	37,206,365	$45.74	37,206,365	$298,118,746
2018 Activity
January 1- 31	—	—	—	$298,118,746
February 1- 28	187,048	$33.31	187,048	$291,887,826
March 1- 31	424,324	$33.04	424,324	$277,868,369
April 1-30	155,878	$32.24	155,878	$272,843,463
May 1-31	922,862	$30.79	922,862	$244,424,375
June 1-30	208,510	$30.85	208,510	$237,992,519
Total	39,104,987	$45.06	39,104,987

Cash Flows

Operating activities. Net cash provided by operating activities was $125 million for the six months ended June 30, 2018, as compared to $266 million for the six months ended June 30, 2017. This decrease was primarily due to the Adjusted EBITDA performance described above, retailer investments and other growth initiatives and higher interest payments. Our key collections performance measure, days billing outstanding (DBO), remained flat as compared to the same period last year.

Investing activities. Net cash used in investing activities was $276 million for the six months ended June 30, 2018, as compared to $760 million for the six months ended June 30, 2017. The primary driver for the decrease was lower acquisition payments during the six months ended June 30, 2018 as compared to the same period for 2017.

Financing activities. Net cash used in financing activities was $108 million for the six months ended June 30, 2018 as compared to net cash provided by financing activities of $223 million for the six months ended June 30, 2017. The decrease in net cash used in financing activities was primarily due to the decrease in net proceeds from debt issuances and repayments, partially offset by higher net borrowings from the revolving credit facility.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $246 million for the six months ended June 30, 2018 as compared to $206 million for the six months ended June 30, 2017.

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

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is required to be applied retrospectively. As a result of the adoption of this ASU, we reclassified $2 million and $5 million from selling, general and administrative expenses to other income, net in our condensed consolidated statement of operations for the six months ended June 30, 2017, respectively.

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

While we continue to assess the impact the adoption of this ASU will have on our condensed consolidated financial statements, we expect it will increase assets and liabilities on the condensed consolidated balance sheet.

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard will give companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (AOCI) to retained earnings. The new standard will take effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 43% of our revenues and 44% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2018. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

During the six months ended June 30, 2018 and 2017, we recorded a net loss of $1 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of June 30, 2018 and December 31, 2017, the notional amounts of outstanding foreign currency derivative financial instruments were $79 million and $74 million, respectively.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2018:

	U.S. Dollar	Euro	Other Currencies
Revenues	57%	11%	32%
Operating costs	56%	11%	33%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2018, we had $4,298 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $22 million ($43 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the six months ended June 30, 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30	155,878	32.24	155,878	$272,843,463
May 1-31	922,862	$30.79	922,862	$244,424,375
June 1-30	208,510	30.85	208,510	$237,992,519
Total	1,287,250	$30.98	1,287,250
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

Exhibit Number	Description of Exhibits

4.1	Amendment No. 4, dated as of June 29, 2018 (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings plc filed on July 6, 2018 (File No. 001-35042)).

4.2	Amendment Agreement, dated as of June 29, 2018 (incorporated by reference to the Current Report on Form 8-K of Nielsen Holdings plc filed on July 6, 2018 (File No. 001-35042)).

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets at June 30, 2018 (Unaudited) and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: July 26, 2018	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer