Form 10-Q
period 2018-09-30
Nielsen Holdings plc
filed 2018-10-25
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 354,983,320 shares of the registrant’s common stock outstanding as of September 30, 2018.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2018	2017	2018	2017
Revenues	$1,600	$1,641	$4,857	$4,811
Cost of revenues, exclusive of depreciation and amortization shown separately below	681	692	2,098	2,031
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	464	448	1,451	1,395
Depreciation and amortization	175	160	504	477
Restructuring charges	19	7	108	48
Operating income	261	334	696	860
Interest income	2	1	6	3
Interest expense	(99)	(95)	(295)	(277)
Foreign currency exchange transaction losses, net	(8)	—	(12)	(9)
Other income/(expense), net	1	2	(3)	5
Income from continuing operations before income taxes and equity in net loss of affiliates	157	242	392	582
Provision for income taxes	(59)	(92)	(142)	(226)
Equity in net loss of affiliates	—	—	(1)	—
Net income	98	150	249	356
Net income attributable to noncontrolling interests	2	4	9	8
Net income attributable to Nielsen stockholders	$96	$146	$240	$348
Net income per share of common stock, basic
Net income attributable to Nielsen stockholders	$0.27	$0.41	$0.67	$0.98
Net income per share of common stock, diluted
Net income attributable to Nielsen stockholders	$0.27	$0.41	$0.67	$0.97
Weighted-average shares of common stock outstanding, basic	354,993,315	356,426,891	355,737,081	356,881,905
Dilutive shares of common stock	568,389	1,265,224	661,438	1,391,915
Weighted-average shares of common stock outstanding, diluted	355,561,704	357,692,115	356,398,519	358,273,820
Dividends declared per common share	$0.35	$0.34	$1.04	$0.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2018	2017	2018	2017
Net income	$98	$150	$249	$356
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	3	66	(97)	224
Changes in the fair value of cash flow hedges (2)	2	2	16	3
Defined benefit pension plan adjustments (3)	3	4	12	10
Total other comprehensive income/(loss)	8	72	(69)	237
Total comprehensive income	106	222	180	593
Less: comprehensive income attributable to noncontrolling interests	5	4	10	13
Total comprehensive income attributable to Nielsen stockholders	$101	$218	$170	$580

(1)

Net of tax of $(1) million and $6 million for the three months ended September 30, 2018 and 2017, respectively, and $(4) million and $20 million for the nine months ended September 30, 2018 and 2017, respectively

(2)

Net of tax of $(1) million and $(2) million for the three months ended September 30, 2018 and 2017, respectively, and $(6) million and $(2) million for the nine months ended September 30, 2018 and 2017, respectively

(3)

Net of tax of zero and $(1) million for the three months ended September 30, 2018 and 2017, respectively, and $(2) million and $(3) million for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2018	2017
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$446	$656
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $29 as of September 30, 2018 and December 31, 2017, respectively	1,249	1,280
Prepaid expenses and other current assets	352	346
Total current assets	2,047	2,282
Non-current assets
Property, plant and equipment, net	461	482
Goodwill	8,454	8,495
Other intangible assets, net	5,053	5,077
Deferred tax assets	166	170
Other non-current assets	454	360
Total assets	$16,635	$16,866
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$996	$1,141
Deferred revenues	345	361
Income tax liabilities	146	111
Current portion of long-term debt, capital lease obligations and short-term borrowings	307	84
Total current liabilities	1,794	1,697
Non-current liabilities
Long-term debt and capital lease obligations	8,304	8,357
Deferred tax liabilities	1,406	1,435
Other non-current liabilities	916	934
Total liabilities	12,420	12,423
Commitments and contingencies (Note 12)
Equity:
Nielsen stockholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 354,984,198 and 355,956,031 shares issued; and 354,983,320 and 355,944,976 shares outstanding at September 30, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	4,714	4,742
Retained earnings	281	411
Accumulated other comprehensive loss, net of income taxes	(1,010)	(940)
Total Nielsen stockholders’ equity	4,017	4,245
Noncontrolling interests	198	198
Total equity	4,215	4,443
Total liabilities and equity	$16,635	$16,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2018	2017
Operating Activities
Net income	$249	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	21	35
Currency exchange rate differences on financial transactions and other losses/(gains)	11	(25)
Equity in net loss of affiliates, net of dividends received	2	2
Depreciation and amortization	504	477
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(48)	(15)
Prepaid expenses and other assets	(70)	(8)
Accounts payable and other current liabilities and deferred revenues	(190)	(123)
Other non-current liabilities	(6)	(9)
Interest payable	53	63
Income taxes	(14)	51
Net cash provided by operating activities	512	804
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(39)	(595)
Additions to property, plant and equipment and other assets	(66)	(55)
Additions to intangible assets	(305)	(264)
Proceeds from the sale of property, plant and equipment and other assets	4	28
Other investing activities	3	(2)
Net cash used in investing activities	(403)	(888)
Financing Activities
Net borrowings under revolving credit facility	204	—
Proceeds from issuances of debt, net of issuance costs	781	2,745
Repayment of debt	(805)	(2,289)
Increase/(decrease) in other short-term borrowings	1	(5)
Cash dividends paid to stockholders	(370)	(353)
Repurchase of common stock	(70)	(117)
Proceeds from issuance of common stock	17	21
Proceeds from employee stock purchase plan	4	5
Capital leases	(60)	(42)
Other financing activities	(15)	(13)
Net cash used in financing activities	(313)	(48)
Effect of exchange-rate changes on cash and cash equivalents	(6)	40
Net decrease in cash and cash equivalents	(210)	(92)
Cash and cash equivalents at beginning of period	656	754
Cash and cash equivalents at end of period	$446	$662
Supplemental Cash Flow Information
Cash paid for income taxes	$(156)	$(175)
Cash paid for interest, net of amounts capitalized	$(242)	$(214)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2018 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 4,110,836 and 4,141,427 shares of common stock equivalents under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017, respectively, as such shares would have been anti-dilutive.

The effect of 4,105,322 and 4,349,803 shares of common stock equivalents under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2018 and 2017, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

During the nine months ended September 30, 2018, Nielsen sold $154 million of accounts receivable to third parties and recorded an immaterial loss on the sales to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2018 and December 31, 2017, $73 million and $110 million, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities of most of the receivables, for which the related costs are not significant. The proceeds of $154 million from the sales were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

Operations in Argentina

Nielsen has operations in both the Buy and Watch segments in Argentina and the functional currency for those operations is the Argentine Peso. In accordance with U.S. GAAP, Argentina’s currency has been considered hyperinflationary since July 1, 2018, and, accordingly, local currency transactions have been denominated in U.S. dollars since July 1, 2018, and will continue to be denominated in U.S. dollars until Argentina’s currency is no longer deemed to be hyperinflationary. Nielsen will continue to assess the appropriate conversion rate based on events in Argentina and Nielsen Argentina operations. This event has had an immaterial impact on the Company’s condensed consolidated financial statements.

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers.”  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption if using the modified retrospective transition method.  In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method. Except for the required financial statement disclosures included in Note 3 to the condensed consolidated financial statements, there was no impact to the Company’s condensed consolidated financial statements.

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is required to be applied retrospectively. As a result of the adoption of this ASU, the Company reclassified $3 million and $8 million from selling, general and administrative expenses to other income, net in its condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively.

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

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard will give companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (AOCI) to retained earnings. The new standard will take effect for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Nielsen is assessing the impact that the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

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

Revenue from the Buy segment consists primarily of retail measurement services, which provide market share, competitive sales volumes and insights into such activities as distribution, pricing, merchandising and promotion, and consumer panel services, which provide clients with insights into shopper behavior such as trial and repeat purchase for new products and likely substitutes as well as customer segmentation. Revenues for these services are recognized over the period during which the performance obligations are satisfied as the customer receives and consumes the benefits provided by the Company and control of the services is transferred to the customer.

The Company also provides consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. The Company’s performance under these arrangements do not create an asset with an alternative use to the company and generally include an enforceable right to payment for performance completed to date. As such, revenue for these services is typically recognized over time. Revenue for contracts that do not include an enforceable right to payment for performance completed to date is recognized at a point in time when the performance obligation is satisfied, generally upon delivery of the services, and when control of the services is transferred to the customer.

Revenue from our Watch segment is primarily generated from television, radio, digital and mobile measurement services which are used by the Company’s clients to establish the value of airtime and more effectively schedule and promote their programming. As the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these services is recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer.

The Company enters into cooperation arrangements with its customers, under which the customer provides Nielsen with its data in exchange for Nielsen’s services. Nielsen records these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable, the Company considers the fair value of the goods or services surrendered.

The table below sets forth the Company’s revenue disaggregated within each segment, including by primary geographic markets for Buy and by major product offerings for Watch and by timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Buy Segment (primary geographical markets)
Developed Markets	$481	$491	$1,440	$1,472
Emerging Markets	269	297	856	860
Core Buy	$750	$788	$2,296	$2,332
Corporate	$5	$15	$24	$51
Buy	$755	$803	$2,320	$2,383

Watch Segment (major product/service lines)
Audience Measurement (Video and Text)	$607	$580	$1,815	$1,682
Audio	125	127	369	370
Marketing Effectiveness	80	89	250	237
Core Watch	$812	$796	$2,434	$2,289
Corporate/Other Watch	33	42	103	139
Watch	$845	$838	$2,537	$2,428
Total Core Buy and Watch	$1,562	$1,584	$4,730	$4,621
Total	$1,600	$1,641	$4,857	$4,811

Timing of revenue recognition
Products transferred at a point in time	$140	$124	$420	$343
Products and services transferred over time	1,460	1,517	4,437	4,468
Total	$1,600	$1,641	$4,857	$4,811

Contract Assets and Liabilities

Contract assets represent the Company’s rights to consideration in exchange for services transferred to a customer that have not been billed as of the reporting date. While the Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, under certain circumstances the related billing occurs in arrears, generally within one month of the services being rendered.

At the inception of a contract, the Company generally expects the period between when it transfers its services to its customers and when the customer pays for such services will be one year or less. The Company has elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

Contract liabilities relate to advance consideration received or the right to consideration that is unconditional from customers for which revenue is recognized when the performance obligation is satisfied and control transferred to the customer.

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	September 30, 2018	December 31, 2017
Contract assets	$285	$259
Contract liabilities	$345	$361

The increase in the contract assets balance during the period was primarily due to $232 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of September 30, 2018, offset by $209 million of contract assets included in the December 31, 2017 balance that were subsequently invoiced to our clients and therefore transferred to trade receivables.

The movement in the contract liability balance during the period was primarily due to $289 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, as of September 30, 2018, offset by $310 million of revenue recognized during the period that had been included in the December 31, 2017 contract liability balance. For the three months ended September 30, 2018, Nielsen recognized $33 million of revenue that was included in the December 31, 2017 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, approximately $6.8 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 62% of these remaining performance obligations through December 31, 2019, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of September 30, 2018 and December 31, 2017, the balances of such capitalized costs were $26 million and $37 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three and nine months ended September 30, 2018 was $8 million and $15 million, respectively. There was no impairment loss recorded in any of the periods presented.

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

The Company incurred acquisition-related expenses of zero and $6 million for the three and nine months ended September 30, 2017, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Gracenote for the nine months ended September 30, 2017, as if the acquisition had occurred on January 1, 2017, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

Nine Months Ended September 30, 2017
(IN MILLIONS)
Revenues	$4,829
Income from continuing operations	$356

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the nine months ended September 30, 2018, Nielsen paid cash consideration of $39 million associated with current period acquisitions, net of cash acquired. Had these acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2017, excluding Gracenote, Nielsen paid cash consideration of $28 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2017 acquisitions occurred as of January 1, 2017, the impact on Nielsen’s consolidated results of operations would not have been material.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2017	$2,844	$5,651	$8,495
Acquisitions, divestitures and other adjustments	10	15	25
Effect of foreign currency translation	(58)	(8)	(66)
Balance, September 30, 2018	$2,796	$5,658	$8,454

At September 30, 2018, $53 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2018	2017	2018	2017
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	139	139	(101)	(92)
Customer-related intangibles	3,180	3,174	(1,590)	(1,463)
Covenants-not-to-compete	39	39	(37)	(37)
Content databases	168	168	(22)	(12)
Computer software	3,010	2,681	(1,704)	(1,498)
Patents and other	175	171	(125)	(114)
Total	$6,711	$6,372	$(3,579)	$(3,216)

Amortization expense associated with the above intangible assets was $125 million and $114 million for the three months ended September 30, 2018 and 2017, respectively. These amounts included amortization expense associated with computer software of $73 million and $64 million for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense associated with the above intangible assets was $362 million and $341 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts included amortization expense associated with computer software of $206 million and $190 million for the nine months ended September 30, 2018 and 2017, respectively.

Nielsen assesses indicators of impairment during interim periods. During the second quarter of 2018, in connection with its quarterly forecasting cycle, the Company updated the forecasted operating results for each of its businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected a decline in near-term revenue growth and profitability, primarily in its Buy business. Accordingly, in connection with the preparation of the Condensed Consolidated Financial Statements for the period ended June 30, 2018, the Company performed an updated impairment analysis. Based on this analysis, Nielsen concluded that the fair value of its reporting units was in excess of carrying value as of such date. Therefore, management concluded it was not more-likely-than-not that an impairment had occurred. However, the fair value of one of Nielsen’s reporting units exceeded its carrying value by less than 10%, compared to greater than 20% during our last annual impairment assessment performed as of October 1, 2017. Nielsen also concluded that the fair value of other indefinite-lived assets exceeded carrying value.

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

Based on the operating results for the three months ended September 30, 2018, management similarly concluded it was not more-likely-than-not that an impairment had occurred. Should operating results decline versus management’s latest forecast for any reason, including if the Buy business results do not meet current expectations or should the Company’s recently announced review of strategic alternatives lead to changes in investment strategies, then goodwill may be at risk for impairment in the future. The Company is in the process of performing its annual impairment assessment as of October 1, 2018.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2018 and 2017.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2017	$(610)	$10	$(340)	$(940)
Other comprehensive (loss)/income before reclassifications	(97)	18	—	(79)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	(2)	12	10
Net current period other comprehensive (loss)/income	(97)	16	12	(69)
Net current period other comprehensive income attributable to noncontrolling interest	1	—	—	1
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(98)	16	12	(70)
Balance September 30, 2018	$(708)	$26	$(328)	$(1,010)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2016	$(856)	$(1)	$(354)	$(1,211)
Other comprehensive income/(loss) before reclassifications	224	1	—	225
Amounts reclassified from accumulated other comprehensive loss	—	2	10	12
Net current period other comprehensive income	224	3	10	237
Net current period other comprehensive income attributable to noncontrolling interest	5	—	—	5
Net current period other comprehensive income attributable to Nielsen stockholders	219	3	10	232
Balance September 30, 2017	$(637)	$2	$(344)	$(979)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2018 and 2017, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2018	September 30, 2017	Statement of Operations
Cash flow hedges
Interest rate contracts	$(2)	$2	Interest (income)/expense
	(1)	1	(Provision)/benefit for income taxes
	$(1)	$1	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$5	$4	(a)
	1	1	Benefit for income taxes
	$4	$3	Total, net of tax
Total reclassification for the period	$3	$4	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2018 and 2017, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2018	September 30, 2017	Statement of Operations
Cash flow hedges
Interest rate contracts	$(3)	$4	Interest (income)/expense
	(1)	2	(Provision)/benefit for income taxes
	$(2)	$2	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$14	$13	(a)
	2	3	Benefit for income taxes
	$12	$10	Total, net of tax
Total reclassification for the period	$10	$12	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2017	$58
Charges	108
Payments	(98)
Effect of foreign currency translation and other adjustments	(1)
Balance at September 30, 2018	$67

Nielsen recorded $19 million and $7 million in restructuring charges for the three months ended September 30, 2018 and September 30, 2017, respectively, and $108 million and $48 million in restructuring charges for the nine months ended September 30, 2018 and September 30, 2017, respectively. These charges are primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives.

Of the $67 million in remaining liabilities for restructuring actions, $56 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2018.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30,
(IN MILLIONS)	2018	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	30	30	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	40	—	40	—
Total	$72	$32	$40	—
Liabilities:
Interest rate swap arrangements (3)	$—	—	$—	—
Deferred compensation liabilities (4)	30	30	—	—
Total	$30	$30	$—	—

	December 31,
	2017	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	33	33	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	17	—	17	—
Total	$52	$35	17	—
Liabilities:
Interest rate swap arrangements (3)	$—	—	$—	—
Deferred compensation liabilities (4)	33	33	—	—
Total	$33	$33	$—	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2018, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the nine months ended September 30, 2018 and 2017, Nielsen recorded a net loss of $1 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations.  As of September 30, 2018 and December 31, 2017 the notional amounts of the outstanding foreign currency derivative financial instruments were $84 million and $74 million, respectively.

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

As of September 30, 2018, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The table below summarizes effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 respectively:

	Interest Expense		Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2018	2017	2018	2017
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$99	$95	$295	$277
Amount of (gain)/loss reclassified from accumulated other comprehensive income into income, net of tax	$(1)	$1	$(2)	$2
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $16 million of net pre-tax gains from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
Derivatives Designated as Hedging Instruments						Other
	Other Current	Other Non-Current	Other Non-Current	Other Current	Other Non-Current	Non-Current
(IN MILLIONS)	Assets	Assets	Liabilities	Assets	Assets	Liabilities
Interest rate swaps	$5	$35	$—	$—	$17	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2018 and 2017 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2018	2017		2018	2017
Interest rate swaps	$(5)	$3	Interest expense	$(2)	$2

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2018 and 2017 was as follows:

Amount of (Gain)/Loss
	Amount of Gain			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income	Nine Months Ended
Hedging Relationships	September 30,		(Effective Portion)	September 30,
(IN MILLIONS)	2018	2017		2018	2017
Interest rate swaps	$26	$2	Interest expense	$(3)	$4

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2018.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2018.

	September 30, 2018			December 31, 2017
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,080 million Senior secured term loan (LIBOR based variable rate of 3.43%) due 2019		$—	—		$1,392	1,397
$1,125 million Senior secured term loan (LIBOR based variable rate of 3.88%) due 2023		1,119	1,124		—	—
$2,303 million Senior secured term loan (LIBOR based variable rate of 4.13%) due 2023		2,291	2,294		2,232	2,247
€380 million Senior secured term loan (Euro LIBOR based variable rate of 2.09%) due 2021		—	—		450	452
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		632	634		—	—
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		204	204		—	—
Total senior secured credit facilities (with weighted-average interest rate)	3.89%	4,246	4,256	3.39%	4,074	4,096
$800 million 4.50% senior debenture loan due 2020		796	800		795	809
$625 million 5.50% senior debenture loan due 2021		621	628		620	643
$2,300 million 5.00% senior debenture loan due 2022		2,290	2,244		2,288	2,362
$500 million 5.00% senior debenture loan due 2025		496	490		496	518
Total debenture loans (with weighted-average interest rate)	5.22%	4,203	4,162	5.22%	4,199	4,332
Other loans		1	1		1	1
Total long-term debt	4.55%	8,450	8,419	4.32%	8,274	8,429
Capital lease and other financing obligations		160			167
Bank overdrafts		1			—
Total debt and other financing arrangements		8,611			8,441
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		307			84
Non-current portion of long-term debt and capital lease and other financing obligations		$8,304			$8,357

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2018 to December 31, 2018	$216
2019	45
2020	855
2021	703
2022	2,402
2023	3,735
Thereafter	494
$8,450

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

10. Stockholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2018
Actual number of shares of common stock outstanding
Beginning of period	355,944,976
Shares of common stock issued through compensation plans	1,248,323
Employee benefit trust activity	10,177
Repurchases of common stock	(2,220,156)
End of period	354,983,320

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34
February 18, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35

On October 18, 2018, the Board declared a cash dividend of $0.35 per share on Nielsen’s common stock. The dividend is payable on December 5, 2018 to stockholders of record at the close of business on November 21, 2018.

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

As of September 30, 2018, there have been 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program.

The activity for the nine months ended September 30, 2018 consisted of open market share repurchases and is summarized in the following table:

			Total Number of	Dollar Value of Shares
			Shares Purchased as	that may yet be
	Total Number	Average	Part of Publicly	Purchased under the
	of Shares	Price Paid	Announced Plans	Publicly Announced
Period	Purchased	per Share	or Programs	Plans or Programs
As of December 31, 2017	37,206,365	$45.74	37,206,365	$298,118,746
2018 Activity
January 1- 31	—	$—	—	$298,118,746
February 1- 28	187,048	$33.31	187,048	$291,887,826
March 1- 31	424,324	$33.04	424,324	$277,868,369
April 1-30	155,878	$32.24	155,878	$272,843,463
May 1-31	922,862	$30.79	922,862	$244,424,375
June 1-30	208,510	$30.85	208,510	$237,992,519
July 1-31	321,534	$31.26	321,534	$227,942,536
August 1-31	—	$—	—	$227,942,536
September 1-30	—	$—	—	$227,942,536
Total	39,426,521	$44.95	39,426,521

11. Income Taxes

The effective tax rate for each of the three months ended September 30, 2018 and 2017 was 38%. The tax rate for each of the three months ended September 30, 2018 and 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 36% and 39%, respectively. The tax rate for the nine months ended September 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the nine months ended September 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of global licensing activities, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The principal reason for the decrease in the effective tax rate in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017 was due to tax reform enacted within the United States.

The TCJA was enacted in December 2017.  The TCJA reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, effective as of January 1, 2018, and creates a territorial-style taxing system. The TCJA also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings.  Nielsen is subject to the provisions of the FASB ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.  In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which provides that companies that have not completed their accounting for the effects of the TCJA can determine a reasonable estimate of those effects and should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations.

As of September 30, 2018, Nielsen has not completed our accounting for all of the tax effects associated with the enactment of the TCJA.  However, Nielsen has made a reasonable estimate of the (a) effects on our existing deferred tax balances, (b) one-time transition tax, (c) Base Erosion and Anti-Abuse Tax (BEAT), (d) Global Intangible Low-Taxed Income (GILTI) and (e) Foreign Derived Intangible Income (FDII). Although Nielsen has estimated the current tax impact of GILTI as a component of Nielsen’s annual effective tax rate, given the complexity of the GILTI provisions, the Company is still evaluating its accounting policy in respect of recognizing associated deferred taxes.

Nielsen continues to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and re-measurement of deferred taxes. Nielsen continues to interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies and will complete any adjustments to the provisional amounts within the SAB 118 measurement period.

The estimated liability for unrecognized income tax benefits as of December 31, 2018 is $456 million and was $452 million as of December 31, 2017. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. and in many state and foreign jurisdictions. With few exceptions the Company is no longer subject to U.S. Federal income tax examination for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2003 through 2017.

To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

12. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, two putative stockholder class action lawsuits were filed in the Southern District of New York, naming as defendants Nielsen, Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. A third lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment, Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen expects that an amended or consolidated complaint relating to these cases will be filed after appointment of a lead plaintiff and intends to file a motion to dismiss the amended or consolidated complaint.  Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that it has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on its business, financial position, or results of operations.

Nielsen is also subject to litigation and other claims in the ordinary course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does expect that the ultimate disposition of these matters will not have a material adverse effect on its operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

13. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into two reporting segments: what consumers buy (“Buy”), consisting principally of market research information and analytical services; and what consumers watch and listen to (“Watch”), consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended September 30, 2018
Revenues	$755	$845	$—	$1,600
Depreciation and amortization	$58	$115	$2	$175
Restructuring charges	$16	$4	$(1)	$19
Stock-based compensation expense	$2	$2	$(3)	$1
Other items(1)	$—	$—	$15	$15
Operating income/(loss)	$33	$256	$(28)	$261
Business segment income/(loss)(2)	$109	$377	$(15)	$471
Total assets as of September 30, 2018	$6,877	$9,768	$(10)	$16,635

(IN MILLIONS)
Three Months Ended September 30, 2017
Revenues	$803	$838	$—	$1,641
Depreciation and amortization	$53	$106	$1	$160
Restructuring charges	$4	$2	$1	$7
Stock-based compensation expense	$3	$2	$3	$8
Other items(1)	$—	$—	$10	$10
Operating income/(loss)	$84	$280	$(30)	$334
Business segment income/(loss)(2)	$144	$390	$(15)	$519
Total assets as of December 31, 2017	$6,862	$9,911	$93	$16,866

(IN MILLIONS)	Buy	Watch	Corporate	Total
Nine Months Ended September 30, 2018
Revenues	$2,320	$2,537	$—	$4,857
Depreciation and amortization	$167	$332	$5	$504
Restructuring charges	$86	$18	$4	$108
Stock-based compensation expense	$9	$7	$5	$21
Other items (1)	$—	$—	$33	$33
Operating income/(loss)	$41	$738	$(83)	$696
Business segment income/(loss) (2)	$303	$1,095	$(36)	$1,362

(IN MILLIONS)
Nine Months Ended September 30, 2017
Revenues	$2,383	$2,428	$—	$4,811
Depreciation and amortization	$156	$318	$3	$477
Restructuring charges	$31	$9	$8	$48
Stock-based compensation expense	$10	$9	$16	$35
Other items (1)	$—	$—	$28	$28
Operating income/(loss)	$217	$734	$(91)	$860
Business segment income/(loss) (2)	$414	$1,070	$(36)	$1,448

(1)	Other items primarily consist of business optimization costs and transaction related costs for the three and nine months ended September 30, 2018 and 2017.
(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

14. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of September 30, 2018 and December 31, 2017 and consolidating statements of operations and cash flows for the periods ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted the prior period condensed consolidated statement of comprehensive income to reflect the current year structure.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$885	$715	$—	$1,600
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	355	326	—	681
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	221	242	—	464
Depreciation and amortization	—	—	142	33	—	175
Restructuring charges	—	—	4	15	—	19
Operating (loss)/income	(1)	—	163	99	—	261
Interest income	—	170	10	1	(179)	2
Interest expense	—	(93)	(176)	(9)	179	(99)
Foreign currency exchange transaction gains/(losses), net	—	—	1	(9)	—	(8)
Other (expense)/income, net	—	—	(17)	18	—	1
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	(1)	77	(19)	100	—	157
Provision for income taxes	—	(17)	(9)	(33)	—	(59)
Equity in net income of subsidiaries	97	47	125	—	(269)	—
Net income	96	107	97	67	(269)	98
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income attributable to controlling interest	96	107	97	65	(269)	96
Total other comprehensive income/(loss)	5	4	5	(6)	—	8
Total other comprehensive income attributable to noncontrolling interests	—	—	—	3	—	3
Total other comprehensive income/(loss) attributable to controlling interests	5	4	5	(9)	—	5
Total comprehensive income	101	111	102	61	(269)	106
Comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income attributable to controlling interest	$101	$111	$102	$56	$(269)	$101

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$893	$748	$—	$1,641
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	355	337	—	692
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	196	251	—	448
Depreciation and amortization	—	—	126	34	—	160
Restructuring charges	—	—	2	5	—	7
Operating (loss)/income	(1)	—	214	121	—	334
Interest income	—	238	10	—	(247)	1
Interest expense	—	(90)	(241)	(11)	247	(95)
Other income/(expense), net	—	—	94	(92)	—	2
(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries	(1)	148	77	18	—	242
Provision for income taxes	—	(52)	(37)	(3)	—	(92)
Equity in net income of subsidiaries	147	61	107	—	(315)	—
Net income	146	157	147	15	(315)	150
Less net income attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to controlling interest	146	157	147	11	(315)	146
Total other comprehensive income/(loss)	72	(6)	72	69	(135)	72
Total comprehensive income	218	151	219	88	(454)	222
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income attributable to controlling interest	$218	$151	$219	$84	$(454)	$218

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,654	$2,203	$—	$4,857
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,089	1,009	—	2,098
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	690	758	—	1,451
Depreciation and amortization	—	—	403	101	—	504
Restructuring charges	—	—	36	72	—	108
Operating (loss)/income	(3)	—	436	263	—	696
Interest income	1	486	28	5	(514)	6
Interest expense	—	(276)	(504)	(29)	514	(295)
Foreign currency exchange transaction losses, net	—	—	—	(12)	—	(12)
Other (expense)/income, net	—	(7)	103	(99)	—	(3)
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(2)	203	63	128	—	392
Provision for income taxes	—	(43)	(29)	(70)	—	(142)
Equity in net income of subsidiaries	242	132	208	—	(582)	—
Equity in net loss of affiliates	—	—	—	(1)	—	(1)
Net income	240	292	242	57	(582)	249
Less net income attributable to noncontrolling interests	—	—	—	9	—	9
Net income attributable to controlling interest	240	292	242	48	(582)	240
Total other comprehensive (loss)/income	(70)	25	(70)	(98)	144	(69)
Total other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive (loss)/income attributable to controlling interests	(70)	25	(70)	(99)	144	(70)
Total comprehensive income/(loss)	170	317	172	(41)	(438)	180
Comprehensive income attributable to noncontrolling interests	—	—	—	10	—	10
Total comprehensive income/(loss) attributable to controlling interest	$170	$317	$172	$(51)	$(438)	$170

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,641	$2,170	$—	$4,811
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,050	981	—	2,031
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	685	707	—	1,395
Depreciation and amortization	—	—	384	93	—	477
Restructuring charges	—	—	20	28	—	48
Operating (loss)/income	(3)	—	502	361	—	860
Interest income	1	682	27	3	(710)	3
Interest expense	—	(263)	(694)	(30)	710	(277)
Foreign currency exchange transaction losses, net	—	—	(3)	(6)	—	(9)
Other (expense)/income, net	—	(2)	78	(71)	—	5
(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(2)	417	(90)	257	—	582
(Provision)/benefit for income taxes	—	(146)	20	(100)	—	(226)
Equity in net income of subsidiaries	350	149	421	—	(920)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income	348	420	350	158	(920)	356
Less net income attributable to noncontrolling interests	—	—	—	8	—	8
Net income attributable to controlling interest	348	420	350	150	(920)	348
Total other comprehensive income/(loss)	232	(24)	232	245	(448)	237
Total other comprehensive income attributable to noncontrolling interests	—	—	—	5	—	5
Total other comprehensive income/(loss) attributable to controlling interests	232	(24)	232	240	(448)	232
Total comprehensive income	580	396	582	403	(1,368)	593
Comprehensive income attributable to noncontrolling interests	—	—	—	13	—	13
Total comprehensive income attributable to controlling interest	$580	$396	$582	$390	$(1,368)	$580

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$1	$(2)	$444	$—	$446
Trade and other receivables, net	—	—	480	769	—	1,249
Prepaid expenses and other current assets	—	5	204	143	—	352
Intercompany receivables	3	1,462	270	87	(1,822)	—
Total current assets	6	1,468	952	1,443	(1,822)	2,047
Non-current assets						—
Property, plant and equipment, net	—	—	299	162	—	461
Goodwill	—	—	6,108	2,346	—	8,454
Other intangible assets, net	—	—	4,553	500	—	5,053
Deferred tax assets	1	—	9	156	—	166
Other non-current assets	—	35	334	85	—	454
Equity investment in subsidiaries	3,985	1,270	4,719	—	(9,974)	—
Intercompany loans	25	8,608	353	138	(9,124)	—
Total assets	$4,017	$11,381	$17,327	$4,830	$(20,920)	$16,635
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$104	$420	$472	$—	$996
Deferred revenues	—	—	224	121	—	345
Income tax liabilities	—	—	46	100	—	146
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	55	245	7	—	307
Intercompany payables	—	3	1,554	265	(1,822)	—
Total current liabilities	—	162	2,489	965	(1,822)	1,794
Non-current liabilities						—
Long-term debt and capital lease obligations	—	8,190	97	17	—	8,304
Deferred tax liabilities	—	71	1,314	21	—	1,406
Intercompany loans	—	—	8,771	353	(9,124)	—
Other non-current liabilities	—	—	671	245	—	916
Total liabilities	—	8,423	13,342	1,601	(10,946)	12,420
Total stockholders’ equity	4,017	2,958	3,985	3,031	(9,974)	4,017
Noncontrolling interests	—	—	—	198	—	198
Total equity	4,017	2,958	3,985	3,229	(9,974)	4,215
Total liabilities and equity	$4,017	$11,381	$17,327	$4,830	$(20,920)	$16,635

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$1	$69	$584	$—	$656
Trade and other receivables, net	—	—	464	816	—	1,280
Prepaid expenses and other current assets	—	—	211	135	—	346
Intercompany receivables	4	1,187	325	155	(1,671)	—
Total current assets	6	1,188	1,069	1,690	(1,671)	2,282
Non-current assets						—
Property, plant and equipment, net	—	—	309	173	—	482
Goodwill	—	—	6,100	2,395	—	8,495
Other intangible assets, net	—	—	4,545	532	—	5,077
Deferred tax assets	1	—	—	169	—	170
Other non-current assets	—	17	263	80	—	360
Equity investment in subsidiaries	4,213	1,210	4,583	—	(10,006)	—
Intercompany loans	25	8,608	424	140	(9,197)	—
Total assets	$4,245	$11,023	$17,293	$5,179	$(20,874)	$16,866
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$61	$560	$520	$—	$1,141
Deferred revenues	—	—	231	130	—	361
Income tax liabilities	—	—	62	49	—	111
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	35	44	5	—	84
Intercompany payables	—	2	1,345	324	(1,671)	—
Total current liabilities	—	98	2,242	1,028	(1,671)	1,697
Non-current liabilities						—
Long-term debt and capital lease obligations	—	8,237	101	19	—	8,357
Deferred tax liabilities	—	71	1,296	68	—	1,435
Intercompany loans	—	62	8,774	361	(9,197)	—
Other non-current liabilities	—	—	667	267	—	934
Total liabilities	—	8,468	13,080	1,743	(10,868)	12,423
Total stockholders’ equity	4,245	2,555	4,213	3,238	(10,006)	4,245
Noncontrolling interests	—	—	—	198	—	198
Total equity	4,245	2,555	4,213	3,436	(10,006)	4,443
Total liabilities and equity	$4,245	$11,023	$17,293	$5,179	$(20,874)	$16,866

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(2)	$15	$257	$242	$512
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(28)	(39)
Additions to property, plant and equipment and other assets	—	—	(34)	(32)	(66)
Additions to intangible assets	—	—	(262)	(43)	(305)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	4	4
Other investing activities	—	—	8	(5)	3
Net cash used in investing activities	—	—	(299)	(104)	(403)
Financing activities:
Net borrowings under revolving credit facility	—	—	204	—	204
Repayments of debt	—	(804)	—	(1)	(805)
Proceeds from the issuance of debt, net of issuance costs	—	781	—	—	781
Increase in other short-term borrowings	—	—	—	1	1
Cash dividends paid to stockholders	(370)	—	—	—	(370)
Repurchase of common stock	(70)	—	—	—	(70)
Activity under stock plans	23	—	(6)	—	17
Proceeds from employee stock purchase plan	4	—	—	—	4
Capital leases	—	—	(55)	(5)	(60)
Settlement of intercompany and other financing activities	416	8	(173)	(266)	(15)
Net cash provided by/(used in) financing activities	3	(15)	(30)	(271)	(313)
Effect of exchange-rate changes on cash and cash equivalents	—	—	1	(7)	(6)
Net increase/(decrease) in cash and cash equivalents	1	—	(71)	(140)	(210)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$3	$1	$(2)	$444	$446

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2017

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(48)	$193	$424	$235	$804
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(573)	(22)	(595)
Additions to property, plant and equipment and other assets	—	—	(29)	(26)	(55)
Additions to intangible assets	—	—	(218)	(46)	(264)
Proceeds from the sale of property, plant and equipment and other assets	—	—	28	—	28
Other investing activities	—	—	(1)	(1)	(2)
Net cash used in investing activities	—	—	(793)	(95)	(888)
Financing activities:
Repayments of debt	—	(2,288)	—	(1)	(2,289)
Proceeds from the issuance of debt, net of issuance costs	—	2,745	—	—	2,745
Decrease in other short-term borrowings	—	—	—	(5)	(5)
Cash dividends paid to stockholders	(353)	—	—	—	(353)
Repurchase of common stock	(117)	—	—	—	(117)
Activity under stock plans	28	—	(7)	—	21
Proceeds from employee stock purchase plan	5	—	—	—	5
Capital leases	—	—	(40)	(2)	(42)
Settlement of intercompany and other financing activities	481	(632)	273	(135)	(13)
Net cash provided by/(used in) financing activities	44	(175)	226	(143)	(48)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	43	40
Net (decrease)/increase in cash and cash equivalents	(4)	18	(146)	40	(92)
Cash and cash equivalents at beginning of period	5	1	219	529	754
Cash and cash equivalents at end of period	$1	$19	$73	$569	$662

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2017 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 8, 2018, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to: our review of strategic alternatives; technological changes; consolidation in the industries in which our clients operate; changes in client procurement strategies; adverse market conditions; our substantial indebtedness; our requirement to have a significant amount of cash as well as continued access to the capital markets; exposure to risk of increased interest rates; our ability to recruit sample participants; data protection laws and self-regulatory codes, including the European Union’s General Data Protection Regulation, may restrict our activities, decrease our revenues and increase our costs; cybersecurity and protection of confidential information; breach of security measures and unauthorized access to proprietary information; protection of our intellectual property rights; third parties may claim that we are infringing on their intellectual property; exchange rate fluctuations particularly the EURO and hyperinflationary countries such as Argentina; risk associated with our international operations; criticism of our audience measurement service by various industry groups; loss of one or more of our largest clients; our reliance on third parties to provide certain data and services; our reliance on third parties for the performance of a significant portion of our worldwide information technology and operations functions; long-term disruptions in the mail, telecommunications infrastructure and/or air service; hardware and software failures, delays in the operations of our data gathering procedures, our computer and communication systems or the failure to implement system enhancements; presence of our Global Technology and Information Center at a single location in Florida; changes in tax laws; increasing competition; antitrust litigation or government investigation which may result in an award of money damages or force us to change the way we do business; our ability to manage ongoing organizational changes; our ability to attract, retain and engage employees; losses due to goodwill impairment charges; our reliance on acquisitions, joint ventures and other alliances to grow our business and expand technology and failure to complete or integrate acquisitions into our existing operations or successfully develop and maintain joint ventures and other alliances; U.S. and non-U.S. pension plans; ineffective internal controls; future legislation, regulatory reform or policy changes under the current U.S. administration; inadvertent use of certain open source software; if our clients experience financial distress or seek to change or delay payment terms; failure to meet the financial performance guidance or other forward-looking statements; and design defects, errors, failures or delays. Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we,” “us,” and “our” refer to Nielsen Holdings plc and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a greater degree of stability for our revenue and allows us to more effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

In September 2018, we announced that we would expand the scope of our previously announced strategic review of our Buy segment to include a broad review of strategic alternatives for the entire company and its businesses. This review process, which is being conducted with the assistance of financial and legal advisors, includes an assessment of a broad range of potential strategic alternatives including continuing to operate as a public, independent company, a separation of either the Company’s Buy or Watch segment, or a sale of the Company.  There can be no assurance that this review will result in a specific transaction or other strategic alternative.

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

We also provide consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. Our performance under these arrangements does not create an asset with an alternative use to us and generally includes an enforceable right to payment for performance completed to date. As such, revenue for these services is typically recognized over time. Revenue for contracts that do not include an enforceable right to payment for performance completed to date is recognized at a point in time when the performance obligation is satisfied, generally upon delivery of the service, and control of the service is transferred to the customer.

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

We enter into cooperation arrangements with our customers, under which a customer provides us with its data in exchange for our services. We record these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable we consider the fair value of the goods or services surrendered.

Goodwill and Indefinite-Lived Intangible Assets

We assess indicators of impairment during interim periods. During the second quarter of 2018, in connection with our quarterly forecasting cycle, we updated the forecasted operating results for each of our businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected a decline in near-term revenue growth and profitability, primarily in our Buy business. Accordingly, in connection with the preparation of the Condensed Consolidated Financial Statements for the periods ended June 30, 2018, we performed an updated impairment analysis. Based on this analysis, we concluded that the fair value of our reporting units was in excess of carrying value as of such date. Therefore, we concluded it was not more-likely-than-not that an impairment had occurred. However, the fair value of one of our reporting units exceeded its carrying value by less than 10%, compared to greater than 20% during our last annual impairment assessment performed as of October 1, 2017. We also concluded that the fair value of other indefinite-lived assets exceeded carrying value.

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

Based on the operating results for the three months ended September 30, 2018, we similarly concluded it was not more-likely-than-not that an impairment had occurred. Should operating results decline versus management’s latest forecast for any reason, including if the Buy segment results do not meet current expectations or should our recently announced review of strategic alternatives lead to changes in investment strategies, then goodwill may be at risk for impairment in the future. We are in the process of performing our annual impairment assessment as of October 1, 2018.

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Gracenote

On February 1, 2017, we completed the acquisition of Gracenote Inc., Gracenote Canada Inc., Gracenote Netherlands Holdings B.V., Tribune Digital Ventures, LLC, and Tribune International Holdco, LLC (each a “Gracenote Company” and together “Gracenote”) through the purchase of 100% of Gracenote’s outstanding common stock for a total purchase price of $585 million.  We acquired the data and technology that underpins the programming guides and personnel user experience for major video, music, audio and sports content. This acquisition expands our footprint with major clients including Gracenote’s global content database which spans across platforms including multichannel video programming distributors (MVPD’s), smart television, streaming music services, connected devices, media players and in-car infotainment systems.

We incurred acquisition-related expenses of zero and $6 million for the three and nine months ended September 30, 2017, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Gracenote for the three and nine months ended September 30, 2017, as if the acquisition had occurred on January 1, 2017, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	Nine Months Ended September 30, 2017
Revenues		$4,829 356
Income from continuing operations	$

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Gracenote been completed as of the beginning of the reporting period.

Other Acquisitions

For the nine months ended September 30, 2018, we paid cash consideration of $39 million associated with current period acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on our consolidated results of operations would not have been material.

For the nine months ended September 30, 2017, excluding Gracenote, we paid cash consideration of $28 million associated with current period acquisitions, net of cash acquired. Had these 2017 acquisitions occurred as of January 1, 2017, the impact on our consolidated results of operations would not have been material.

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

	Nine Months Ended September 30,
	2018	2017
U.S. Dollar	57%	59%
Euro	11%	10%
Other Currencies	32%	31%
Total	100%	100%

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.19 to €1.00 and $1.11 to €1.00 for the nine months ended September 30, 2018 and 2017, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of period-over-period fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, thereby facilitating period-to-period comparisons of our business performance, and is consistent with how management evaluates our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others.  In addition, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Operations in Argentina

We have operations in both the Buy and Watch segments in Argentina and the functional currency for those operations is the Argentine Peso. In accordance with U.S. GAAP, Argentina’s currency has been considered hyperinflationary since July 1, 2018, and, accordingly, local currency transactions have been denominated in U.S. dollars since July 1, 2018, and will continue to be denominated in U.S. dollars until Argentina’s currency is no longer deemed to be hyperinflationary. We will continue to assess the appropriate conversion rate based on events in Argentina and our Argentina operations. This event has had an immaterial impact on our condensed consolidated financial statements.

Accounts Receivable

During the nine months ended September 30, 2018, we sold $154 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2018 and December 31, 2017, $73 million and $110 million, respectively, remained outstanding. The sales were accounted for as a true sale, without recourse. We maintain servicing responsibilities of most of the receivables, for which the related costs are not significant. The proceeds of $154 million from the sales were reported as a component of the changes in trade receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three months ended September 30, 2018 Compared to the Three months ended September 30, 2017

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2018	2017
Revenues	$1,600	$1,641
Cost of revenues, exclusive of depreciation and amortization shown separately below	681	692
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	464	448
Depreciation and amortization	175	160
Restructuring charges	19	7
Operating income	261	334
Interest income	2	1
Interest expense	(99)	(95)
Foreign currency exchange transaction losses, net	(8)	—
Other income, net	1	2
Income from continuing operations before income taxes	157	242
Provision for income taxes	(59)	(92)
Net income	98	150
Net income attributable to noncontrolling interests	2	4
Net income attributable to Nielsen stockholders	$96	$146

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

Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA margin is Adjusted EBITDA for a particular period expressed as a percentage of revenues for that period.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(IN MILLIONS)	2018	2017
Net income attributable to Nielsen stockholders	$96	$146
Interest expense, net	97	94
Provision for income taxes	59	92
Depreciation and amortization	175	160
EBITDA	427	492
Other non-operating expense, net	9	2
Restructuring charges	19	7
Stock-based compensation expense	1	8
Other items(a)	15	10
Adjusted EBITDA	$471	$519

(a)	Other items primarily consists of business optimization costs and transaction related costs for the three months ended September 30, 2018 and 2017.

Consolidated Results for the Three months ended September 30, 2018 Compared to the Three months ended September 30, 2017

Revenues

Revenues decreased 2.5% to $1,600 million for the three months ended September 30, 2018 from $1,641 million for the three months ended September 30, 2017, or 0.6% on a constant currency basis. Revenues within our Buy segment decreased 6.0%, or 2.7% on a constant currency basis. Revenues within our Watch segment increased 0.8%, or 1.4% on a constant currency basis. Refer to the “Business Segment Results for the Three months ended September 30, 2018 Compared to the Three months ended September 30, 2017” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.6% to $681 million for the three months ended September 30, 2018 from $692 million for the three months ended September 30, 2017, or an increase of 0.3% on a constant currency basis.

Costs within our Buy segment decreased 0.5%, or an increase of 2.5% on a constant currency basis, primarily due to global investments in our services, including retailer investments.

Costs within our Watch segment decreased 3.2%, or 2.3% on a constant currency basis, primarily due to the impact of our productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 3.6% to $464 million for the three months ended September 30, 2018 from $448 million for the three months ended September 30, 2017, or an increase of 5.7% on a constant currency basis.

Costs within our Buy segment decreased 4.2%, or 1.4% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to productivity initiatives.

Costs within our Watch segment increased 21.7%, or 22.6% on a constant currency basis. Selling, general and administrative expenses increased primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $175 million for the three months ended September 30, 2018 as compared to $160 million for the three months ended September 30, 2017. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $55 million for the three months ended September 30, 2018 as compared to $54 million for the three months ended September 30, 2017.

Restructuring Charges

We recorded $19 million and $7 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the three months ended September 30, 2018 and 2017, respectively.

Operating Income

Operating income for the three months ended September 30, 2018 was $261 million as compared to $334 million for the three months ended September 30, 2017. Operating income within our Buy segment was $33 million for the three months ended September 30, 2018 as compared to operating income of $84 million for the three months ended September 30, 2017. Operating income within our Watch segment was $256 million for the three months ended September 30, 2018 as compared to $280 million for the three months ended September 30, 2017. Corporate operating expenses were $28 million for the three months ended September 30, 2018 as compared to $30 million for the three months ended September 30, 2017.

Interest Expense

Interest expense was $99 million for the three months ended September 30, 2018 as compared to $95 million for the three months ended September 30, 2017. This increase was primarily due to higher USD LIBOR interest rates on the unhedged portion of our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.16 to €1.00 for the three months ended September 30, 2018 as compared to $1.18 to €1.00 for the three months ended September 30, 2017.

We realized net foreign currency exchange transaction losses of $8 million for the three months ended September 30, 2018, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income, Net

Other income net of $1 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, was primarily related to certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Income Taxes

The effective tax rates for each of the three months ended September 30, 2018 and 2017 was 38%, respectively. The tax rate for each of the three months ended September 30, 2018 and 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in December of 2017.  The TCJA reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, effective as of January 1, 2018, and creates a territorial-style taxing system. The TCJA also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings.  We are subject to the provisions of the Financial Accounting Standards Board ("FASB") ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.  In December of 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which provides that companies that have not completed their accounting for the effects of the TCJA can determine a reasonable estimate of those effects and should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations.

As of September 30, 2018, we have not completed our accounting for all of the tax effects associated with the enactment of the TCJA.  However, we have made a reasonable estimate of the (a) effects on our existing deferred tax balances, (b) the one-time transition tax, (c) Base Erosion and Anti-Abuse Tax (BEAT), (d) Global Intangible Low-Taxed Income (GILTI) and (e) Foreign Derived Intangible Income (FDII). Although we have estimated the current tax impact of GILTI as a component of our annual effective tax rate, given the complexity of the GILTI provisions, we are still evaluating our accounting policy in respect of recognizing associated deferred taxes.

We continue to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and re-measurement of deferred taxes. We continue to interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies and will complete any adjustments to the provisional amounts within the SAB 118 measurement period.

The estimated liability for unrecognized tax benefits as of December 31, 2018 is $456 million and was $452 million as of December 31, 2017. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA decreased 9.2% to $471 million for the three months ended September 30, 2018 from $519 million for the three months ended September 30, 2017, a decrease of 7.5% on a constant currency basis. See “Results of Operations – Three months ended September 30, 2018 Compared to the Three months ended September 30, 2017” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Three months ended September 30, 2018 Compared to the Three months ended September 30, 2017

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% Variance 2018 vs. 2017 Reported	Three Months Ended September 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Emerging Markets	$269	$297	(9.4)%	$276	(2.5)%
Developed Markets	481	491	(2.0)%	485	(0.8)%
Core Buy	750	788	(4.8)%	761	(1.4)%
Corporate	5	15	(66.7)%	15	(66.7)%
Buy Segment	$755	$803	(6.0)%	$776	(2.7)%

Marketing Effectiveness	$80	$89	(10.1)%	$89	(10.1)%
Audio	125	127	(1.6)%	127	(1.6)%
Audience Measurement (Video and Text)	607	580	4.7%	577	5.2%
Core Watch	812	796	2.0%	793	2.4%
Corporate/Other Watch	33	42	(21.4)%	40	(17.5)%
Watch Segment	$845	$838	0.8%	$833	1.4%
Total Core (Buy/Watch)	1,562	1,584	(1.4)%	1,554	0.5%
Total	$1,600	$1,641	(2.5)%	$1,609	(0.6)%

Buy Segment Revenues

Revenues decreased 6.0% to $755 million for the three months ended September 30, 2018 from $803 million for the three months ended September 30, 2017, or 2.7% on a constant currency basis.

Revenues from emerging markets decreased 9.4% to $269 million, or 2.5% on a constant currency basis, primarily driven by pressure on multinational client spend and continued softness in China.

Revenues from developed markets decreased 2.0% to $481 million, or 0.8% on a constant currency basis, primarily driven by continued pressure in the fast moving consumer goods industry in the U.S.

Revenues from Corporate Buy decreased 66.7% to $5 million, on a reported and constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 0.8% to $845 million for the three months ended September 30, 2018 from $838 million for the three months ended September 30, 2017, or 1.4% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 4.7%, or 5.2% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system and our ongoing investments, including Gracenote. Audio revenues decreased 1.6% on a reported and constant currency basis. Our Marketing Effectiveness revenue decreased 10.1%, on a reported and constant currency basis, primarily driven by pressure on our clients and partners from changes to consumer data privacy protocols. Corporate/Other Watch revenues decreased by 21.4%, or 17.5% on a constant currency basis due to our continued exit of non-core media analytics products. Our Core Watch revenues grew 2.0%, or 2.4% on a constant currency basis.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2018 and 2017, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, stock-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$33	$16	$58	$2	$—	$109
Watch	256	4	115	2	—	377
Corporate and Eliminations	(28)	(1)	2	(3)	15	(15)
Total Nielsen	$261	$19	$175	$1	$15	$471

THREE MONTHS ENDED SEPTEMBER 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Buy	$84	$4	$53	$3	$—	$144
Watch	280	2	106	2	—	390
Corporate and Eliminations	(30)	1	1	3	10	(15)
Total Nielsen	$334	$7	$160	$8	$10	$519

(1)	Other items primarily consists of business optimization costs and transaction related costs for the three months ended September 30, 2018 and 2017.

(IN MILLIONS)	Three Months Ended September 30, 2018 Reported	Three Months Ended September 30, 2017 Reported	% Variance 2018 vs. 2017 Reported	Three Months Ended September 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$109	$144	(24.3)%	$136	(19.9)%
Watch	377	390	(3.3)%	388	(2.8)%
Corporate and Eliminations	(15)	(15)	NM	(15)	NM
Total Nielsen	$471	$519	(9.2)%	$509	(7.5)%

Buy Segment Profitability

Operating income was $33 million for the three months ended September 30, 2018 as compared to operating income of $84 million for the three months ended September 30, 2017. The decrease was primarily driven by the revenue performance mentioned above, an increase in restructuring charges and depreciation and amortization expense, as well as our continued global investments in our services, including retailer investments for the three months ended September 30, 2018. Non-GAAP business segment income decreased 19.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $256 million for the three months ended September 30, 2018 as compared to $280 million for the three months ended September 30, 2017. The decrease was driven primarily by an increase in depreciation and amortization expense and restructuring charges, as well as investments in our services, partially offset by the revenue performance discussed above for the three months ended September 30, 2018. Non-GAAP business segment income decreased 2.8% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $28 million for the three months ended September 30, 2018 as compared to $30 million for the three months ended September 30, 2017.

Results of Operations – Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2018	2017
Revenues	$4,857	$4,811
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,098	2,031
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,451	1,395
Depreciation and amortization	504	477
Restructuring charges	108	48
Operating income	696	860
Interest income	6	3
Interest expense	(295)	(277)
Foreign currency exchange transaction losses, net	(12)	(9)
Other (expense)/income, net	(3)	5
Income from continuing operations before income taxes and equity in net loss of affiliates	392	582
Provision for income taxes	(142)	(226)
Equity in net loss of affiliates	(1)	—
Net income	249	356
Net income attributable to noncontrolling interests	9	8
Net income attributable to Nielsen stockholders	$240	$348

Net Income to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(IN MILLIONS)	2018	2017
Net income attributable to Nielsen stockholders	$240	$348
Interest expense, net	289	274
Provision for income taxes	142	226
Depreciation and amortization	504	477
EBITDA	1,175	1,325
Equity in net loss of affiliate	1	—
Other non-operating expense, net	24	12
Restructuring charges	108	48
Stock-based compensation expense	21	35
Other items(a)	33	28
Adjusted EBITDA	$1,362	$1,448

(a)	Other items primarily consist of business optimization costs and transaction related costs for the nine months ended September 30, 2018 and 2017.

Consolidated Results for the Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017

Revenues

Revenues increased 1.0% to $4,857 million for the nine months ended September 30, 2018 from $4,811 million for the nine months ended September 30, 2017, or an increase of 0.4% on a constant currency basis. Revenues within our Buy segment decreased 2.6%, or 3.5% on a constant currency basis. Revenues within our Watch segment increased 4.5%, or 4.1% on a constant currency basis. Refer to the “Business Segment Results for the Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.3% to $2,098 million for the nine months ended September 30, 2018 from $2,031 million for the nine months ended September 30, 2017, or an increase of 2.4% on a constant currency basis.

Costs within our Buy segment increased 4.9%, or 3.6% on a constant currency basis, primarily due to global investments in our services, including retailer investments.

Costs within our Watch segment increased 2.1%, or 1.7% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 4.0% to $1,451 million for the nine months ended September 30, 2018 from $1,395 million for the nine months ended September 30, 2017, or an increase of 3.0% on a constant currency basis.

Costs within our Buy segment decreased 0.7%, or 2.0% on a constant currency basis due to productivity initiatives.

Costs within our Watch segment increased 13.9%, or 13.1% on a constant currency basis. Selling, general and administrative expenses increased primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $504 million for the nine months ended September 30, 2018 as compared to $477 million for the nine months ended September 30, 2017. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures and higher tangible and intangible assets acquired through business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $167 million for the nine months ended September 30, 2018 as compared to $164 million for the nine months ended September 30, 2017.

Restructuring Charges

We recorded $108 million and $48 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the nine months ended September 30, 2018 and 2017, respectively.

Operating Income

Operating income for the nine months ended September 30, 2018 was $696 million as compared to $860 million for the nine months ended September 30, 2017. Operating income within our Buy segment was $41 million for the nine months ended September 30, 2018 as compared to $217 million for the nine months ended September 30, 2017. Operating income within our Watch segment was $738 million for the nine months ended September 30, 2018 as compared to $734 million for the nine months ended September 30, 2017. Corporate operating expenses were $83 million for the nine months ended September 30, 2018 as compared to $91 million for the nine months ended September 30, 2017.

Interest Expense

Interest expense was $295 million for the nine months ended September 30, 2018 as compared to $277 million for the nine months ended September 30, 2017. This increase was primarily due to higher USD LIBOR interest rates on the unhedged portion of our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.19 to €1.00 for the nine months ended September 30, 2018 as compared to $1.11 to €1.00 for the nine months ended September 30, 2017.

We realized net foreign currency transaction losses of $12 million and $9 million for the nine months ended September 30, 2018 and 2017, respectively, resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other (Expense)/Income, Net

Other expense, net of $3 million for the nine months ended September 30, 2018, was primarily related to certain costs incurred in connection with the June 2018 debt refinancing discussed below under “Liquidity and Capital resources”, as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Other income, net of $5 million for the nine months ended September 30, 2017, was primarily related to certain pension costs reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Income Taxes

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 36% and 39%, respectively. The tax rate for the nine months ended September 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities and foreign distributions, offset by the favorable impact of certain financing activities. The tax rate for the nine months ended September 30, 2017 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of global licensing activities, offset by the favorable impact of certain financing activities and the impact of share-based compensation excess tax benefit. The principal reason for the decrease in the nine months effective tax rate in 2018 when compared to 2017 was due to tax reform enacted within the United States.

Adjusted EBITDA

Adjusted EBITDA decreased 5.9% to $1,362 million for the nine months ended September 30, 2018 from $1,448 million for the nine months ended September 30, 2017, a decrease of 5.7% on a constant currency basis. See “Results of Operations – Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% Variance 2018 vs. 2017 Reported	Nine Months Ended September 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Emerging Markets	$856	$860	(0.5)%	$845	1.3%
Developed Markets	1,440	1,472	(2.2)%	1,506	(4.4)%
Core Buy	2,296	2,332	(1.5)%	2,351	(2.3)%
Corporate	24	51	(52.9)%	52	(53.8)%
Buy Segment	$2,320	$2,383	(2.6)%	$2,403	(3.5)%

Marketing Effectiveness	$250	$237	5.5%	$239	4.6%
Audio	369	370	(0.3)%	370	(0.3)%
Audience Measurement (Video and Text)	1,815	1,682	7.9%	1,690	7.4%
Core Watch	2,434	2,289	6.3%	2,299	5.9%
Corporate/Other Watch	103	139	(25.9)%	138	(25.4)%
Watch Segment	$2,537	$2,428	4.5%	$2,437	4.1%
Total Core (Buy/Watch)	4,730	4,621	2.4%	4,650	1.7%
Total	$4,857	$4,811	1.0%	$4,840	0.4%

Buy Segment Revenues

Revenues decreased 2.6% to $2,320 million for the nine months ended September 30, 2018 from $2,383 million for the nine months ended September 30, 2017, or 3.5% on a constant currency basis.

Revenues from emerging markets decreased 0.5% to $856 million, or an increase of 1.3% on a constant currency basis. Revenue growth was driven by our global footprint, coverage expansion and broad product offerings driving growth in Eastern Europe and some markets in Latin America, partially offset by pressure on multinational client spend and continued softness in China.

Revenues from developed markets decreased 2.2% to $1,440 million, or 4.4% on a constant currency basis, primarily due to continued pressure on spending from large multinational clients and continued pressure in the fast moving consumer goods industry in the U.S.

Revenues from Corporate Buy decreased 52.9% to $24 million, or 53.8% on a constant currency basis. Corporate includes slow growth and non-core services that are part of portfolio pruning initiatives.

Watch Segment Revenues

Revenues increased 4.5% to $2,537 million for the nine months ended September 30, 2018 from $2,428 million for the nine months ended September 30, 2017 or an increase of 4.1% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement of Video and Text, which increased 7.9%, or 7.4% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system and our ongoing investments, including Gracenote. Audio revenues decreased 0.3% on a reported and constant currency basis. Marketing Effectiveness revenue increased 5.5%, or 4.6% on a constant currency basis, primarily driven by consistent investment in our product portfolio, partially offset by pressure on our clients and partners from changes to consumer data privacy protocols. Corporate/Other Watch revenues decreased by 25.9%, or 25.4% on a constant currency basis due to continued exit of non-core media analytics products. Core Watch revenue grew 6.3%, or 5.9% on a constant currency basis.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$41	$86	$167	$9	$—	$303
Watch	738	18	332	7	—	1,095
Corporate and Eliminations	(83)	4	5	5	33	(36)
Total Nielsen	$696	$108	$504	$21	$33	$1,362

NINE MONTHS ENDED SEPTEMBER 30, 2017 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Stock-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Buy	$217	$31	$156	$10	$—	$414
Watch	734	9	318	9	—	1,070
Corporate and Eliminations	(91)	8	3	16	28	(36)
Total Nielsen	$860	$48	$477	$35	$28	$1,448

(1)	Other Items primarily consists of business optimization costs and transaction related costs for the nine months ended September 30, 2018 and 2017.

(IN MILLIONS)	Nine Months Ended September 30, 2018 Reported	Nine Months Ended September 30, 2017 Reported	% Variance 2018 vs. 2017 Reported	Nine Months Ended September 30, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Buy	$303	$414	(26.8)%	$409	(25.9)%
Watch	1,095	1,070	2.3%	1,072	2.1%
Corporate and Eliminations	(36)	(36)	NM	(36)	NM
Total Nielsen	$1,362	$1,448	(5.9)%	$1,445	(5.7)%

Buy Segment Profitability

Operating income was $41 million for the nine months ended September 30, 2018 as compared to $217 million for the nine months ended September 30, 2017 primarily due to the revenue performance mentioned above and higher restructuring costs, depreciation and amortization expense and our continued global investments in our services, including retailer investments. Non-GAAP business segment income decreased 25.9% on a constant currency basis.

Watch Segment Profitability

Operating income was $738 million for the nine months ended September 30, 2018 as compared to $734 million for the nine months ended September 30, 2017. The increase was driven primarily by the revenue performance discussed above, partially offset by higher depreciation and amortization expense and restructuring costs. Non-GAAP business segment income increased 2.1% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $83 million for the nine months ended September 30, 2018 as compared to $91 million for the nine months ended September 30, 2017. The decrease was driven primarily by lower stock-based compensation expense and restructuring costs, partially offset by higher transaction and business optimization costs and higher depreciation and amortization expense associated with higher capital expenditures in 2018.

Liquidity and Capital Resources

Overview

Cash flows from operations provided a source of funds of $512 million for the nine months ended September 30, 2018 as compared to $804 million for the nine months ended September 30, 2017, a decrease of $292 million. This decrease was primarily due to the Adjusted EBITDA performance described above, the overall retailer investments and other growth initiatives, working capital pressure, and higher interest payments, partially offset by lower income tax payments. We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2018 and 2017:

(IN MILLIONS)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash from operating activities	$512	$804
Cash and cash equivalents	$446	$662
Availability under revolving credit facility	$631	$564

Of the $446 million in cash and cash equivalents, approximately $411 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Weighted average interest rate	4.55%	4.24%
Cash paid for interest, net of amounts capitalized (in millions)	$242	$214

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of September 30, 2018, we were in full compliance with the financial covenant described above.

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

As of September 30, 2018 and 2017, we had $204 million and zero borrowings outstanding and had outstanding letters of credit of $15 million and $11 million, respectively. As of September 30, 2018, we had $631 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividends policy by our Board of Directors, under which we have paid $370 million and $353 million in cash dividends during the nine months ended September 30, 2018 and 2017, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2017 and the nine months ended September 30, 2018.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 16, 2017	March 2, 2017	March 16, 2017	$0.31
April 24, 2017	June 2, 2017	June 16, 2017	$0.34
July 20, 2017	August 24, 2017	September 7, 2017	$0.34
October 19, 2017	November 21, 2017	December 5, 2017	$0.34
February 18, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35

On October 18, 2018, our Board of Directors declared a cash dividend of $0.35 per share on our common stock. The dividend is payable on December 5, 2018 to stockholders of record at the close of business on November 21, 2018.

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

As of September 30, 2018, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program.

The activity for the nine months ended September 30, 2018 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs
As of December 31, 2017	37,206,365	$45.74	37,206,365	$298,118,746
2018 Activity
January 1- 31	—	—	—	$298,118,746
February 1- 28	187,048	$33.31	187,048	$291,887,826
March 1- 31	424,324	$33.04	424,324	$277,868,369
April 1-30	155,878	$32.24	155,878	$272,843,463
May 1-31	922,862	$30.79	922,862	$244,424,375
June 1-30	208,510	$30.85	208,510	$237,992,519
July 1-31	321,534	$31.26	321,534	$227,942,536
August 1-31	—	$—	—	$227,942,536
September 1-30	—	$—	—	$227,942,536
Total	39,426,521	$44.95	39,426,521

Cash Flows

Operating activities. Net cash provided by operating activities was $512 million for the nine months ended September 30, 2018, as compared to $804 million for the nine months ended September 30, 2017. This decrease was primarily due to the Adjusted EBITDA performance described above, the overall retailer investments and other growth initiatives, working capital pressure, and higher interest payments, partially offset by lower income tax payments. Our key collections performance measure, days billing outstanding (DBO), increased by 2 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $403 million for the nine months ended September 30, 2018, as compared to $888 million for the nine months ended September 30, 2017. The primary driver for the decrease was lower acquisition payments during the nine months ended September 30, 2018 as compared to the same period for 2017.

Financing activities. Net cash used in financing activities was $313 million for the nine months ended September 30, 2018 as compared to $48 million for the nine months ended September 30, 2017. The increase in net cash used in financing activities was primarily due to the decrease in net proceeds from debt issuances and repayments, partially offset by higher net borrowings from the revolving credit facility.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $371 million for the nine months ended September 30, 2018 as compared to $319 million for the nine months ended September 30, 2017.

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

Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This ASU is required to be applied retrospectively. As a result of the adoption of this ASU, we reclassified $3 million and $8 million from selling, general and administrative expenses to other income, net in our condensed consolidated statement of operations for the nine months ended September 30, 2017, respectively.

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

Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, two putative stockholder class action lawsuits were filed in the Southern District of New York, naming as defendants Nielsen, Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. A third lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, based on allegedly false and materially misleading statements relating to the outlook of our Buy segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. We expect that an amended or consolidated complaint relating to these cases will be filed after appointment of a lead plaintiff and intend to file a motion to dismiss the amended or consolidated complaint.  We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 43% of our revenues and 44% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2018. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

During the nine months ended September 30, 2018 and 2017, we recorded a net loss of $1 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of September 30, 2018 and December 31, 2017, the notional amounts of outstanding foreign currency derivative financial instruments were $84 million and $74 million, respectively.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2018:

	U.S. Dollar	Euro	Other Currencies
Revenues	57%	11%	32%
Operating costs	56%	11%	33%

Operations in Argentina

We have operations in both the Buy and Watch segments in Argentina and the functional currency for those operations is the Argentine Peso. In accordance with U.S. GAAP, Argentina’s currency has been considered hyperinflationary since July 1, 2018, and, accordingly, local currency transactions have been denominated in U.S. dollars since July 1, 2018, and will continue to be denominated in U.S. dollars until Argentina’s currency is no longer deemed to be hyperinflationary. We will continue to assess the appropriate conversion rate based on events in Argentina and our Argentina operations. This event has had an immaterial impact on our condensed consolidated financial statements.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2018, we had $4,246 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $22 million ($42 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2018, two putative stockholder class action lawsuits were filed in the Southern District of New York, naming as defendants Nielsen, Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. A third lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, based on allegedly false and materially misleading statements relating to the outlook of our Buy segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. We expect that an amended or consolidated complaint relating to these cases will be filed after appointment of a lead plaintiff and intend to file a motion to dismiss the amended or consolidated complaint.  We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 other than as set forth below, which, along with the Risk Factors previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

We are subject to risks and uncertainties related to our review of strategic alternatives.

In September 2018, we announced that we would expand the scope of our previously announced strategic review of our Buy segment to include a broad review of strategic alternatives for the entire company and its businesses. This review process, which is being conducted with the assistance of financial and legal advisors, includes an assessment of a broad range of potential strategic alternatives including continuing to operate as a public, independent company, a separation of either the Company’s Buy or Watch segment, or a sale of the Company. We will incur expenses in connection with the review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the review. There can be no assurance that this review will result in a specific transaction or other strategic alternative. In addition, the pendency of this review exposes us to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the review; exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom; and risks and uncertainties with respect to suppliers, clients and other business relationships, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.  There is no finite timetable for completion of the review of strategic alternatives, and we can provide no assurance that any transaction or other strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the nine months ended September 30, 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31	321,534	$31.26	321,534	$227,942,536
August 1-31	—	$—	—	$227,942,536
September 1-30	—	$—	—	$227,942,536
Total	321,534	$31.26	321,534
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

10.1

Offer Letter to David J. Anderson, dated as of September 4, 2018 (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings plc filed on September 5, 2018 (File No. 001-30542).

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets at September 30, 2018 (Unaudited) and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: October 25, 2018	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer