Form 10-Q
period 2019-03-31
Nielsen Holdings plc
filed 2019-04-30
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35042

Nielsen Holdings plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1225347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, New York 10004 (646) 654-5000	Nielsen House John Smith Drive Oxford Oxfordshire, OX4 2WB United Kingdom +1 (646) 654-5000
(Address of principal executive offices) (Zip Code) (Registrant’s telephone numbers including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered and trading symbol
Ordinary shares, par value €0.07 per share	New York Stock Exchange (“NLSN”)

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

There were 355,494,014 shares of the registrant’s Common Stock outstanding as of March 31, 2019.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2019	2018
Revenues	$1,563	$1,610
Cost of revenues, exclusive of depreciation and amortization shown separately below	695	719
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	480	493
Depreciation and amortization	179	167
Restructuring charges	35	24
Operating income	174	207
Interest income	2	2
Interest expense	(99)	(96)
Foreign currency exchange transaction gains/(losses), net	(3)	—
Other income/(expense), net	5	1
Income/(loss) from continuing operations before income taxes	79	114
Benefit/(provision) for income taxes	(32)	(39)
Net income/(loss)	47	75
Net income/(loss) attributable to noncontrolling interests	4	3
Net income/(loss) attributable to Nielsen shareholders	$43	$72
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$0.12	$0.20
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$0.12	$0.20
Weighted-average shares of common stock outstanding, basic	355,444,756	356,460,561
Dilutive shares of common stock	912,327	813,254
Weighted-average shares of common stock outstanding, diluted	356,357,083	357,273,815
Dividends declared per common share	$0.35	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2019	2018
Net income/(loss)	$47	$75
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	11	41
Changes in the fair value of cash flow hedges (2)	(9)	11
Defined benefit pension plan adjustments (3)	4	4
Total other comprehensive income/(loss)	6	56
Total comprehensive income/(loss)	53	131
Less: comprehensive income/(loss) attributable to noncontrolling interests	4	5
Total comprehensive income/(loss) attributable to Nielsen shareholders	$49	$126

(1)	Net of tax of $(4) million and $3 million for the three months ended March 31, 2019 and 2018, respectively
(2)	Net of tax of $3 million and $(4) million for the three months ended March 31, 2019 and 2018, respectively
(3)	Net of tax of $(1) million for each of the three months ended March 31, 2019 and 2018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2019	2018
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$402	$524
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $27 and $31 as of March 31, 2019 and December 31, 2018, respectively	1,221	1,118
Prepaid expenses and other current assets	424	361
Total current assets	2,047	2,003
Non-current assets
Property, plant and equipment, net	473	468
Operating lease right-of-use asset	506	-
Goodwill	7,009	6,987
Other intangible assets, net	5,020	5,024
Deferred tax assets	334	333
Other non-current assets	353	364
Total assets	$15,742	$15,179
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,071	$1,119
Deferred revenues	376	355
Income tax liabilities	85	76
Current portion of long-term debt, finance lease obligations and short-term borrowings	385	107
Total current liabilities	1,917	1,657
Non-current liabilities
Long-term debt and finance lease obligations	8,242	8,280
Deferred tax liabilities	1,100	1,108
Operating lease liabilities	468	-
Other non-current liabilities	1,026	1,091
Total liabilities	12,753	12,136
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 355,501,298 and 355,323,822 shares issued and 355,494,014 and 355,271,737 shares outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	4,614	4,720
Retained earnings/(accumulated deficit)	(752)	(795)
Accumulated other comprehensive loss, net of income taxes	(1,104)	(1,110)
Total Nielsen shareholders’ equity	2,790	2,847
Noncontrolling interests	199	196
Total equity	2,989	3,043
Total liabilities and equity	$15,742	$15,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2019	2018
Operating Activities
Net income/(loss)	$47	$75
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	15	13
Currency exchange rate differences on financial transactions and other (gains)/losses	(2)	-
Depreciation and amortization	179	167
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(115)	(110)
Prepaid expenses and other assets	(50)	(123)
Accounts payable and other current liabilities and deferred revenues	(130)	(179)
Other non-current liabilities	(21)	(2)
Interest payable	44	45
Income taxes	(10)	(3)
Net cash provided by/(used in ) operating activities	(43)	(117)
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(59)	(2)
Additions to property, plant and equipment and other assets	(30)	(26)
Additions to intangible assets	(92)	(102)
Other investing activities	1	(2)
Net cash used in by investing activities	(180)	(132)
Financing Activities
Net borrowings under revolving credit facility	263	195
Repayment of debt	(14)	(8)
Cash dividends paid to shareholders	(124)	(121)
Repurchase of common stock	-	(20)
Activity from share-based compensation plans	(3)	14
Proceeds from employee stock purchase plan	1	1
Finance leases	(16)	(19)
Other financing activities	(3)	(2)
Net cash provided by/(used in) financing activities	104	40
Effect of exchange-rate changes on cash and cash equivalents	(3)	15
Net increase/(decrease) in cash and cash equivalents	(122)	(194)
Cash and cash equivalents at beginning of period	524	656
Cash and cash equivalents at end of period	$402	$462
Supplemental Cash Flow Information
Cash paid for income taxes	$(42)	$(42)
Cash paid for interest, net of amounts capitalized	$(55)	$(51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income
				(Loss), Net			Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2017	$32	$4,742	$411	$(610)	$10	$(340)	$4,245	$198	$4,443
Net income/(loss)	—	—	72	—	—	—	72	3	75
Currency translation adjustments, net of tax of $3	—	—	—	39	—	—	39	2	41
Cash flow hedges, net of tax of $(4)	—	—	—	—	11	—	11	—	11
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	4	4	—	4
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders	—	—	(121)	—	—	—	(121)	(3)	(124)
Common stock activity from share-based compensation plans	—	14	—	—	—	—	14	—	14
Repurchase of common stock	—	(20)	—	—	—	—	(20)	—	(20)
Share-based compensation expense	—	13	—	—	—	—	13	—	13
Balance, March 31, 2018	$32	$4,750	$362	$(571)	$21	$(336)	$4,258	$200	$4,458

Condensed Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	43	—	—	—	43	4	47
Currency translation adjustments, net of tax of $(4)	—	—	—	11	—	—	11	—	11
Cash flow hedges, net of tax of 3	—	—	—	—	(9)	—	(9)	—	(9)
Unrealized gain on pension liability, net of tax of (1)	—	—	—	—	—	4	4	—	4
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	2	2
Dividends to shareholders	—	(124)	—	—	—	—	(124)	(3)	(127)
Common stock activity from share-based compensation plans	—	(3)	—	—	—	—	(3)	—	(3)
Share-based compensation expense	—	20	—	—	—	—	20	—	20
Balance, March 31, 2019	$32	$4,614	$(752)	$(768)	$2	$(338)	$2,790	$199	$2,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen’s approach marries the Company’s proprietary data with other data sources to help clients around the world understand what's happening now, what's happening next, and how to best act on this knowledge. For more than 90 years Nielsen has provided data and analytics based on scientific rigor and innovation, continually developing new ways to answer the most important questions facing the media, advertising, retail and fast-moving consumer goods industries.

Prior to February 2019, Nielsen was aligned into two reporting segments: what consumers buy (“Buy”) and what consumers read, watch and listen to (“Watch”). In February 2019, Nielsen realigned its business segments from Buy and Watch to Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”). Each segment operates as a complete unit—from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. These changes better align Nielsen’s external view to the Company’s go-forward internal view. The Company’s reportable segments are stated on the new basis and such changes were retrospectively applied. The impact of these changes had an insignificant impact on Nielsen’s condensed consolidated financial statements or segment results.

Nielsen has a presence in more than 100 countries, with its registered office located in Oxford, the United Kingdom and headquarters located in New York, United States.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2019 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Earnings per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock primarily consist of employee stock options and restricted stock units.

The effect of 4,446,733 and 4,217,335 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. An estimate of the allowance for doubtful accounts is made when collection of the full amount is no longer probable or returns are expected.

During the three months ended March 31, 2019, Nielsen sold $44 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2019 and December 31, 2018, $33 million and $105 million, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities of the majority of receivables sold during the year, for which the related costs are not significant. The proceeds of $44 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

2. Summary of Recent Accounting Pronouncements

Leases

Effective January 1, 2019, the Company adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.6 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. See Note 5 (“Leases”) for further discussion.

Income Taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard gives companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (“AOCI”) to retained earnings. The new standard became effective for Nielsen on January 1, 2019. Nielsen is electing to not reclassify stranded income tax effects of the TCJA from AOCI to retained earnings.

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

Revenue from the Connect segment consists primarily of measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information) to businesses in the consumer packaged goods industry. Nielsen’s data is used by its clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Revenues for these services are recognized over the period during which the performance obligations are satisfied as the customer receives and consumes the benefits provided by the Company and control of the services are transferred to the customer.

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

Revenue from our Media segment is primarily generated from television, radio, digital and mobile audience measurement services and analytics which are used by the Company’s media clients to establish the value of airtime and more effectively schedule and promote their programming and the Company’s advertising clients to plan and optimize their spending. As the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer.

The Company enters into cooperation arrangements with certain customers, under which the customer provides Nielsen with its data in exchange for Nielsen’s services. Nielsen records these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable, the Company considers the fair value of the goods or services surrendered.

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Connect Segment
Measurement	$539	$563
Predict/Activate	198	223
Connect	$737	$786

Media Segment
Audience Measurement	$605	$596
Planning/Optimization	221	228
Media	$826	$824
Total	$1,563	$1,610

Timing of revenue recognition
Products transferred at a point in time	$131	$128
Products and services transferred over time	1,432	1,482
Total	$1,563	$1,610

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	March 31, 2019	December 31, 2018
Contract assets	$291	$210
Contract liabilities	$379	$359

The increase in the contract assets balance during the period was primarily due to $234 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of March 31, 2019, offset by $153 million of contract assets included in the December 31, 2018 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $242 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $223 million of revenue recognized that was included in the December 31, 2018 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, approximately $7.8 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 74% of these remaining performance obligations through December 31, 2020, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of March 31, 2019 and December 31, 2018, the balances of such capitalized costs were $16 million and $18 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three months ended March 31, 2019 and March 31, 2018 was $2 million and $4 million, respectively. There was no impairment loss recorded in any of the periods presented.

4. Business Acquisitions

Acquisitions

For the three months ended March 31, 2019, Nielsen paid cash consideration of $59 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2018, Nielsen paid cash consideration of $2 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

5. Leases

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and Nielsen recognizes lease expense for these leases as incurred over the lease term. ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Nielsen’s lease terms may include options to extend or terminate the lease when it is reasonably certain that Nielsen will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Nielsen uses the rate implicit in the lease for the discount rate when determining the present value of lease payments whenever that rate is readily determinable. If the rate is not readily determinable, Nielsen uses its incremental borrowing rate, which is updated periodically, based on the information available at commencement date. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. Nielsen has lease agreements with lease and non-lease components, which are generally accounted for together.

Nielsen has operating and finance leases for real estate facilities, servers, computer hardware, and other equipment. Nielsen’s leases have remaining lease terms of 1 year to 30 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in millions)	Three Months Ended March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12
Interest on lease liabilities	2
Total finance lease cost	14
Operating lease cost	22
Sublease income	(1)
Total lease cost	$35

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	March 31, 2019
Operating leases
Operating lease right-of-use assets	$506

Other current liabilities	114
Operating lease liabilities	469
Total operating lease liabilities	$583

Finance leases
Property, plant and equipment, gross	$352
Accumulated depreciation	(156)
Property, plant and equipment, net	196

Other intangible assets, gross	19
Accumulated amortization	(7)
Other intangible assets, net	12

Accounts payable and other current liabilities	67
Long-term debt and capital lease obligations	96
Total finance lease liabilities	$163

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(2)
Operating cash flows from operating leases	(28)
Financing cash flows from finance leases	(16)
Right-of-use assets obtained in exchange for new finance lease liabilities	8
Right-of-use assets obtained in exchange for new operating lease liabilities	30
Weighted-average remaining lease term--finance leases	4 years
Weighted-average remaining lease term--operating leases	10 years
Weighted-average discount rate--finance leases	4.58%
Weighted-average discount rate--operating leases	4.55%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)		Operating Leases	Finance Leases
For April 1, 2019 to December 31, 2019		$98	$55
2020		113	54
2021		91	34
2022		82	18
2023		63	11
2024		41	7
Thereafter		226	6
Total lease payments		714	185
Less imputed interest		(131)	(22)
Total	S	583	$163

6. Goodwill and Other Intangible Assets

Goodwill

During the first quarter of 2019, Nielsen updated its reporting structure in a manner that changed the composition of the Company’s reporting units. The result of this change was combining two of our reporting units into one. Both of these reporting units were in the former Watch reportable segment.  The current reporting units are Media and Connect, which is the same as our reportable segments. As a result of this change in reporting units, Nielsen performed an interim goodwill impairment analysis during the quarter immediately prior to the change and after the change, and determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill). As such, there was no impairment as a result of this change. The Connect (formerly Buy) reporting unit's estimated fair value exceeded its carrying value by less than 10%. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2019.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2018	$1,337	$5,650	$6,987
Acquisitions, divestitures and other adjustments	(2)	24	22
Effect of foreign currency translation	3	(3)	—
Balance, March 31, 2019	$1,338	$5,671	$7,009

At March 31, 2019, $51 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2019	2018	2019	2018
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	144	140	(105)	(102)
Customer-related intangibles	3,152	3,145	(1,645)	(1,604)
Covenants-not-to-compete	39	39	(38)	(38)
Content databases	168	167	(29)	(26)
Computer software	3,147	3,029	(1,781)	(1,694)
Patents and other	177	173	(130)	(126)
Total	$6,827	$6,693	$(3,728)	$(3,590)

Amortization expense associated with the above intangible assets was $138 million and $120 million for the three months ended March 31, 2019 and 2018, respectively. These amounts included amortization expense associated with computer software of $87 million and $68 million for the three months ended March 31, 2019 and 2018, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the three months ended March 31, 2019 and 2018.

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	11	(6)	2	7
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(3)	2	(1)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	11	(9)	4	6
Balance March 31, 2019	$(768)	$2	$(338)	$(1,104)

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2017	$(610)	$10	$(340)	$(940)
Other comprehensive income/(loss) before reclassifications	41	11	1	53
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	3	3
Net current period other comprehensive income/(loss)	41	11	4	56
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	2	—	—	2
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	39	11	4	54
Balance March 31, 2018	$(571)	$21	$(336)	$(886)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2019 and 2018, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2019	March 31, 2018	Statement of Operations
Cash flow hedges
Interest rate contracts	$(4)	$—	Interest (income)/expense
	1	—	(Benefit)/provision for income taxes
	$(3)	$—	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$3	$4	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$2	$3	Total, net of tax
Total reclassification for the period	$(1)	$3	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

8. Restructuring Activities

Productivity Initiatives

Restructuring charges are primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses as well as automation initiatives. These charges primarily relate to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2018	$68
Reclassification of ASC 420 real estate restructuring to right-of -use asset (1)	(22)
Charges	35
Payments	(21)
Effect of foreign currency translation and other adjustments	(3)
Balance at March 31, 2019	$57

(1)	Upon adoption of ASC 842, the real estate operating lease ASC 420 liabilities were reclassified and presented as a reduction of the related operating lease right of-use-asset.

Nielsen recorded $35 million and $24 million in restructuring charges primarily relating to the productivity initiatives referenced above for the three months ended March 31, 2019 and 2018, respectively.

Of the $57 million in remaining liabilities for restructuring actions at March 31, 2019, $54 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2019.

9. Fair Value Measurements

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31,
(IN MILLIONS)	2019	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	27	27	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	14	—	14	—
Total	$43	$29	$14	—
Liabilities:
Interest rate swap arrangements (3)	$6	—	$6	—
Deferred compensation liabilities (4)	27	27	—	—
Total	$33	$27	$6	—

	December 31,
	2018	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	25	25	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	23	—	23	—
Total	$50	$27	23	—
Liabilities:
Interest rate swap arrangements (3)	$3	—	$3	—
Deferred compensation liabilities (4)	27	27	—	—
Total	$30	$27	$3	—

(1)

Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as equity securities with any gains or losses resulting from changes in fair value recorded in other income/(expense), net in the condensed consolidated statement of operations.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2019, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

For each of the quarters ended March 31, 2019 and 2018, Nielsen recorded a net gain of $1 million, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018 the notional amount of the outstanding foreign currency derivative financial instruments were $85 million and $76 million, respectively.

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

In March 2019, the Company entered into a $150 million aggregate notional amount four-year forward interest rate swap agreement with a starting date of April 9, 2019. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate-debt at an average rate of 2.26%. This derivative has been designated as an interest rate cash flow hedge.

In March 2019, the Company entered into a $250 million aggregate notional amount four-year forward interest rate swap agreement with a starting date of June 9, 2019. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate-debt at an average rate of 2.07%. This derivative has been designated as an interest rate cash flow hedge.

As of March 31, 2019 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2021	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2023	US Dollar

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three months ended March 31, 2019 and 2018 respectively is as follows:

	Interest Expense
	Three Months Ended March 31,
(IN MILLIONS)	2019	2018
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$99	$96
Amount of gain reclassified from accumulated other comprehensive income into income, net of tax	$3	$—
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—

Nielsen expects to recognize approximately $9 million of net pre-tax gains from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
Derivatives Designated as Hedging	Prepaid Expense	Other	Other	Prepaid Expense	Other	Other
Instruments	and Other Current	Non- Current	Non-Current	and Other Current	Non- Current	Non-Current
(IN MILLIONS)	Assets	Assets	Liabilities	Assets	Assets	Liabilities
Interest rate swaps	$2	$12	$6	$3	$20	$3

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2019 and 2018 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2019	2018		2019	2018
Interest rate swaps	$8	$(15)	Interest expense	$(4)	$—

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2019.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2019.

Annual maturities of Nielsen’s long-term debt are as follows:

	March 31, 2019			December 31, 2018
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 4.24%) due 2023		$1,106	1,101		$1,112	1,100
$2,303 million Senior secured term loan (LIBOR based variable rate of 4.49%) due 2023		2,280	2,239		2,285	2,215
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		608	608		623	619
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		263	260		—	—
Total senior secured credit facilities (with weighted-average interest rate)	4.19%	4,257	4,208	4.09%	4,020	3,934
$800 million 4.50% senior debenture loan due 2020		797	798		797	792
$625 million 5.50% senior debenture loan due 2021		621	627		621	621
$2,300 million 5.00% senior debenture loan due 2022		2,291	2,268		2,290	2,179
$500 million 5.00% senior debenture loan due 2025		496	482		496	472
Total debenture loans (with weighted-average interest rate)	5.22%	4,205	4,175	5.22%	4,204	4,064
Other loans		1	1		1	1
Total long-term debt	4.70%	8,463	8,384	4.67%	8,225	7,999
Finance lease and other financing obligations		163			161
Bank overdrafts		1			1
Total debt and other financing arrangements		8,627			8,387
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		385			107
Non-current portion of long-term debt and finance lease and other financing obligations		$8,242			$8,280

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2019 to December 31, 2019	$297
2020	855
2021	703
2022	2,400
2023	3,711
2024	—
Thereafter	499
$8,463

11. Shareholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2019
Actual number of shares of common stock outstanding
Beginning of period	355,271,737
Shares of common stock issued through compensation plans	177,476
Employee benefit trust activity	44,801
End of period	355,494,014

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2018 and the three months ended March 31, 2019, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35

On April 18, 2019, the Board declared a cash dividend of $0.35 per share on the Company’s common stock. The dividend is payable on June 19, 2019 to shareholders of record at the close of business on June 5, 2019.

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

As of March 31, 2019, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the three months ended March 31, 2019.

12. Income Taxes

The effective tax rates for the three months ended March 31, 2019 and 2018 were 41% and 34%, respectively. The tax rate for the three months ended March 31, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, offset by the favorable impact of certain financing activities. The tax rate for the three months ended March 31, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, and the effect of foreign distributions, offset by the favorable impact of certain financing activities. The principal reason for the increase in the first quarter effective tax rate in 2019 when compared to 2018 was due to profit mix in various jurisdictions.

The estimated liability for unrecognized tax benefits as of December 31, 2018 was $572 million. The Company expects to conclude a number of audits in multiple jurisdictions throughout the remainder of the year. Various statutes of limitation are also due to expire. This is likely to result in a decrease in these liabilities as well as a reduction in the Company’s effective tax rate in subsequent quarters and future periods.

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

13. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, the Company’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. Nielsen expects that an amended or consolidated complaint will be filed and intends to file a motion to dismiss the amended or consolidated complaint. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to Nielsen in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

14. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Prior to February 2019, Management aggregated such operating segments into two reporting segments: what consumers buy (“Buy”), consisting principally of market research information and analytical services; and what consumers read, watch and listen to (“Watch”), consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics.

In February 2019, Nielsen realigned its business segments from Buy and Watch to Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”). Each segment operates as a complete unit—from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. These changes better align Nielsen’s external view to its go-forward internal view. The Company’s reportable segments are stated on the new basis and such changes were retrospectively applied. The impact of these changes did not have a material impact on Nielsen’s condensed consolidated financial statements or segment results.

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

Business Segment Information

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended March 31, 2019
Revenues	$737	$826	—	$1,563
Depreciation and amortization	$55	$123	$1	$179
Restructuring charges	$22	$7	$6	$35
Share-based compensation expense	$4	$3	$8	$15
Other items(1)	$—	$—	$12	$12
Operating income/(loss)	$(2)	$214	$(38)	$174
Business segment income/(loss)(2)	$79	$347	$(11)	$415
Total assets as of March 31, 2019	$5,558	$9,878	$306	$15,742

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended March 31, 2018
Revenues	$786	$824	—	$1,610
Depreciation and amortization	$54	$112	$1	$167
Restructuring charges	$15	$9	$—	$24
Share-based compensation expense	$4	$3	$6	$13
Other items(1)	$—	$—	$12	$12
Operating income/(loss)	$14	$223	$(30)	$207
Business segment income/(loss)(2)	$87	$347	$(11)	$423
Total assets as of December 31, 2018	$5,416	$9,641	$122	$15,179

(1)

Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three months ended March 31, 2019.  Other items primarily consists of transaction related costs and business optimization costs for the three months ended March 31, 2018.

(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

15. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of March 31, 2019 and December 31, 2018 and consolidating statements of operations and cash flows for the periods ended March 31, 2019 and 2018.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income/(Loss) (Unaudited)

For the three months ended March 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$-	$-	$867	$696	$-	$1,563
Cost of revenues, exclusive of depreciation and amortization shown separately below	-	-	376	319	-	695
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	-	234	245	-	480
Depreciation and amortization	-	-	145	34	-	179
Restructuring charges	-	-	12	23	-	35
Operating income/(loss)	(1)	-	100	75	-	174
Interest income	-	184	10	2	(194)	2
Interest expense	-	(93)	(190)	(10)	194	(99)
Foreign currency exchange transaction gains/(losses), net	-	-	1	(4)	-	(3)
Other income/(expense), net	-	-	(7)	12	-	5
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	91	(86)	75	-	79
Benefit/(provision) for income taxes	-	(25)	63	(70)	-	(32)
Equity in net income/(loss) of subsidiaries	44	56	67	-	(167)	-
Net income/(loss)	43	122	44	5	(167)	47
Less net income/(loss) attributable to noncontrolling interests	-	-	-	4	-	4
Net income/(loss) attributable to controlling interest	43	122	44	1	(167)	43
Total other comprehensive income/(loss) attributable to controlling interests	6	1	6	32	(39)	6
Total comprehensive income/(loss)	49	123	50	37	(206)	53
Comprehensive income/(loss) attributable to noncontrolling interests	-	-	-	4	-	4
Total comprehensive income/(loss) attributable to controlling interest	$49	$123	$50	$33	$(206)	$49

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income/(Loss) (Unaudited)

For the three months ended March 31, 2018

(IN MILLIONS)	Parent	Issuers	Guarantor	Non Guarantor	Elimination	Consolidated
Revenues	—	—	$870	$740	$—	$1,610
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	375	344	—	719
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	234	258	—	493
Depreciation and amortization	—	—	132	35	—	167
Restructuring charges	—	—	11	13	—	24
Operating income/(loss)	(1)	—	118	90	—	207
Interest income	—	151	10	1	(160)	2
Interest expense	—	(91)	(154)	(11)	160	(96)
Foreign currency exchange transaction gain/(losses), net	—	—	—	—	—	—
Other income/(expense), net	—	(1)	—	2	—	1
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	59	(26)	82	—	114
Benefit/(provision) for income taxes	—	(12)	2	(29)	—	(39)
Equity in net income/(loss) of subsidiaries	73	58	97	—	(228)	—
Net income/(loss)	72	105	73	53	(228)	75
Less net income/(loss) attributable to noncontrolling interests	—	—	—	3	-	3
Net income/(loss) attributable to controlling interest	72	105	73	50	(228)	72
Total other comprehensive income/(loss)	54	2	54	59	(113)	56
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	54	2	54	57	(113)	54
Total comprehensive income/(loss)	126	107	127	112	(341)	131
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$126	$107	$127	$107	$(341)	$126

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

March 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$2	$60	$337	$-	$402
Trade and other receivables, net	-	1	460	760	-	1,221
Prepaid expenses and other current assets	1	1	290	132	-	424
Intercompany receivables	3	1,442	353	68	(1,866)	-
Total current assets	7	1,446	1,163	1,297	(1,866)	2,047
Non-current assets						-
Property, plant and equipment, net	-	-	292	181	-	473
Operating lease right-of-use asset	-	-	221	285	-	506
Goodwill	-	-	5,543	1,466	-	7,009
Other intangible assets, net	-	-	4,504	516	-	5,020
Deferred tax assets	1	-	-	333	-	334
Other non-current assets	-	12	270	71	-	353
Equity investment in subsidiaries	2,757	1,225	3,399	-	(7,381)	-
Intercompany loans	25	8,822	897	104	(9,848)	-
Total assets	$2,790	$11,505	$16,289	$4,253	$(19,095)	$15,742
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$-	$103	$440	$528	$-	$1,071
Deferred revenues	-	-	230	146	-	376
Income tax liabilities	-	-	16	69	-	85
Current portion of long-term debt, finance lease obligations and short-term borrowings	-	55	316	14	-	385
Intercompany payables	-	-	1,513	353	(1,866)	-
Total current liabilities	-	158	2,515	1,110	(1,866)	1,917
Non-current liabilities						-
Long-term debt and finance lease obligations	-	8,144	82	16	-	8,242
Deferred tax liabilities	-	71	953	76	-	1,100
Operating lease liabilities	-	-	245	223	-	468
Intercompany loans	-	-	8,951	897	(9,848)	-
Other non-current liabilities	-	6	786	234	-	1,026
Total liabilities	-	8,379	13,532	2,556	(11,714)	12,753
Total shareholders’ equity	2,790	3,126	2,757	1,498	(7,381)	2,790
Noncontrolling interests	-	-	-	199	-	199
Total equity	2,790	3,126	2,757	1,697	(7,381)	2,989
Total liabilities and equity	$2,790	$11,505	$16,289	$4,253	$(19,095)	$15,742

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

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

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(4)	$15	$40	$(94)	$(43)
Investing activities:					-
Acquisition of subsidiaries and affiliates, net of cash acquired	-	-	(11)	(48)	(59)
Proceeds from the sale of subsidiaries and affiliates, net	-	-	-	-	-
Additions to property, plant and equipment and other assets	-	-	(14)	(16)	(30)
Additions to intangible assets	-	-	(76)	(16)	(92)
Proceeds from the sale of property, plant and equipment and other assets	-	-	-	-	-
Other investing activities	-	-	1	-	1
Net cash used in investing activities	-	-	(100)	(80)	(180)
Financing activities:					-
Net borrowings under revolving credit facility	-	-	263	-	263
Repayments of debt	-	(14)	-	-	(14)
Proceeds from the issuance of debt, net of issuance costs	-	-	-	-	-
Increase/(decrease) in other short-term borrowings	-	-	-	-	-
Cash dividends paid to shareholders	(124)	-	-	-	(124)
Repurchase of common stock	-	-	-	-	-
Activity under stock plans	-	-	(3)	-	(3)
Proceeds from employee stock purchase plan	1	-	-	-	1
Finance leases	-	-	(13)	(3)	(16)
Settlement of intercompany and other financing activities	127	1	(203)	72	(3)
Net cash provided by/(used in) financing activities	4	(13)	44	69	104
Effect of exchange-rate changes on cash and cash equivalents	-	-	(3)	-	(3)
Net increase/(decrease) in cash and cash equivalents	-	2	(19)	(105)	(122)
Cash and cash equivalents at beginning of period	3	-	79	442	524
Cash and cash equivalents at end of period	$3	$2	$60	$337	$402

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(2)	$(20)	$(113)	$18	$(117)
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(1)	(1)	(2)
Additions to property, plant and equipment and other assets	—	—	(20)	(6)	(26)
Additions to intangible assets	—	—	(86)	(16)	(102)
Other investing activities	—	—	1	(3)	(2)
Net cash used in investing activities	—	—	(106)	(26)	(132)
Financing activities:
Net borrowings under revolving credit facility	—	—	195	—	195
Repayments of debt	—	(7)	—	(1)	(8)
Proceeds from the issuance of debt, net of issuance costs	—	(1)	—	1	—
Cash dividends paid to shareholders	(121)	—	—	—	(121)
Repurchase of common stock	(20)	—	—	—	(20)
Activity under stock plans	18	—	(4)	—	14
Proceeds from employee stock purchase plan	1	—	—	—	1
Capital leases	—	—	(17)	(2)	(19)
Settlement of intercompany and other financing activities	123	28	(8)	(145)	(2)
Net cash provided by/(used in) financing activities	1	20	166	(147)	40
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	15	15
Net increase/(decrease) in cash and cash equivalents	(1)	—	(53)	(140)	(194)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$1	$1	$16	$444	$462

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2018 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 28, 2019, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2018 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we,” “us,” and “our” refer to Nielsen Holdings plc and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors and our Twitter account at http://twitter.com/nielsen.

Background and Executive Summary

We are a leading global measurement and data analytics company that provides clients with a comprehensive understanding of consumers and consumer behavior. Our approach marries our proprietary data with other data sources to help clients around the world understand what's happening now, what's happening next, and how to best act on this knowledge. For more than 90 years we have provided data and analytics based on scientific rigor and innovation, continually developing new ways to answer the most important questions facing the media, advertising, retail and fast-moving consumer goods industries. We have a presence in more than 100 countries, including many emerging markets, and hold leading market positions in many of our services and geographies.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”) segments, which provides us with a greater degree of stability for our revenue and allows us to more effectively manage our profitability and cash flows. See “Business Segment Overview” below for further discussion We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

In September 2018, we announced a broad review of strategic alternatives for the entire company and its businesses. This review process, which is being conducted with the assistance of financial and legal advisors, includes an assessment of a broad range of potential strategic alternatives including continuing to operate as a public, independent company, a separation of either the Company’s Connect or Media segment, or a sale of the Company. There can be no assurance that this review will result in a specific transaction or other strategic alternative.

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

Business Segment Overview

Prior to February 2019, we were aligned into two reporting segments: what consumers buy (“Buy”) and what consumers read, watch and listen to (“Watch”). In February 2019, we realigned our business segments from Buy and Watch to Connect and Media. Each segment operates as a complete unit—from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. Our Connect and Media segments are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. Our segments each consist of two categories: Measure and Predict / Activate in Connect and Audience Measurement and Plan / Optimize in Media.  These categories are based on our core measurement platforms in both Connect and Media, while Predict / Activate and Plan / Optimize are designed to build on our measurement capabilities to enhance client decision-making. These changes better align our external view to our go-forward internal view. Our reportable segments are stated on the new basis and such changes were retrospectively applied. The impact of these changes did not have a material impact on our condensed consolidated financial statements or segment results.

Our Connect segment provides measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and analytical services to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions.

Our Media segment provides viewership and listening data and analytics primarily to the media and advertising industries for television, radio, digital and mobile viewing and listening platforms. Our Media data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Critical Accounting Policies

Our accounting policies are set forth in Note 1 to Consolidated Financial Statements contained in the Company’s 2018 Annual Report on Form 10-K. We include herein certain updates to those policies.

Leases

Effective January 1, 2019, we adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.6 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for together.

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the three months ended March 31, 2019, we paid cash consideration of $59 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2019	2018
U.S. Dollar	58%	57%
Euro	10%	11%
Other Currencies	32%	32%
Total	100%	100%

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.14 to €1.00 and $1.23 to €1.00 for the three months ended March 31, 2019 and 2018, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Operations in Argentina

We have operations in both the Connect and Media segments in Argentina and the functional currency for those operations is the Argentine Peso. In accordance with U.S. GAAP, Argentina’s currency has been considered hyperinflationary since July 1, 2018, and, accordingly, local currency transactions have been denominated in U.S. dollars since July 1, 2018, and will continue to be denominated in U.S. dollars until Argentina’s currency is no longer deemed to be hyperinflationary. We will continue to assess the appropriate conversion rate based on events in Argentina and our Argentina operations. This event has had an immaterial impact on our condensed consolidated financial statements.

Accounts Receivable

We extend non-interest bearing trade credit to our customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. An estimate of the allowance for doubtful accounts is made when collection of the full amount is no longer probable or returns are expected.

During the three months ended March 31, 2019, we sold $44 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2019 and December 31, 2018, $33 million and $105 million, respectively, remained outstanding. The sales were accounted for as a true sales, without recourse. We maintain servicing responsibilities of the majority of the receivables sold during the year, for which the related costs are not significant. The proceeds of $44 million from the sale were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2019	2018
Revenues	$1,563	$1,610
Cost of revenues, exclusive of depreciation and amortization shown separately below	695	719
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	480	493
Depreciation and amortization	179	167
Restructuring charges	35	24
Operating income/(loss)	174	207
Interest income	2	2
Interest expense	(99)	(96)
Foreign currency exchange transaction gains/(losses), net	(3)	—
Other income/(expense)	5	1
Income/(loss) from continuing operations before income taxes	79	114
Benefit/(provision) for income taxes	(32)	(39)
Net income/(loss)	47	75
Net income/(loss) attributable to noncontrolling interests	4	3
Net income/(loss) attributable to Nielsen shareholders	$43	$72

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(IN MILLIONS)	2019	2018
Net income/(loss) attributable to Nielsen shareholders	$43	$72
Interest expense, net	97	94
(Benefit)/provision for income taxes	32	39
Depreciation and amortization	179	167
EBITDA	351	372
Other non-operating (income)/expense, net	2	2
Restructuring charges	35	24
Share-based compensation expense	15	13
Other items(a)	12	12
Adjusted EBITDA	$415	$423

(a)

Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three months ended March 31, 2019.  Other items primarily consists of transaction related costs and business optimization costs for the three months ended March 31, 2018.

Consolidated Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

Revenues decreased 2.9% to $1,563 million for the three months ended March 31, 2019 from $1,610 million for the three months ended March 31, 2018, or an increase of 0.4% on a constant currency basis. Revenues within our Connect segment decreased 6.2%, or a decrease of 0.7% on a constant currency basis. Revenues within our Media segment increased 0.2%, or an increase of 1.3% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 3.3% to $695 million for the three months ended March 31, 2019 from $719 million for the three months ended March 31, 2018, or a decrease of 0.1% on a constant currency basis.

Costs within our Connect segment decreased 6.5%, or a decrease of 1.8% on a constant currency basis.  The decrease in cost of revenues for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to our productivity initiatives.

Costs within our Media segment increased 0.3%, or an increase of 1.7% on a constant currency basis.  Cost of revenues increased primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.6% to $480 million for the three months ended March 31, 2019 from $493 million for the three months ended March 31, 2018, or an increase of 1.5% on a constant currency basis.

Costs within our Connect segment decreased 3.6%, or an increase of 1.7% on a constant currency basis, primarily due to our continued global investments in our services.

Costs within our Media segment decreased 1.2%, or an increase of 1.2% on a constant currency basis, primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $179 million for the three months ended March 31, 2019 as compared to $167 million for the three months ended March 31, 2018. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $54 million for the three months ended March 31, 2019 from $56 million for the three months ended March 31, 2018.

Restructuring Charges

We recorded $35 million and $24 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives for the three months ended March 31, 2019 and 2018, respectively.

Operating Income/(loss)

Operating income for the three months ended March 31, 2019 was $174 million as compared to $207 million for the three months ended March 31, 2018. Operating loss within our Connect segment was $2 million for the three months ended March 31, 2019 as compared to operating income of $14 million for the three months ended March 31, 2018. Operating income within our Media segment was $214 million for the three months ended March 31, 2019 as compared to $223 million for the three months ended March 31, 2018. Corporate operating expenses were $38 million for the three months ended March 31, 2019 as compared to $30 million for the three months ended March 31, 2018. Refer to the “Business Segment Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018” section for further discussion of our operating income.

Interest Expense

Interest expense was $99 million for the three months ended March 31, 2019, as compared to $96 million for the three months ended March 31, 2018. This increase was primarily due to higher USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.14 to €1.00 for the three months ended March 31, 2019, as compared to $1.23 to €1.00 for the three months ended March 31, 2018.

We realized net losses of $3 million for the three months ended March 31, 2019, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other income, net of $5 million for the three months ended March 31, 2019, was primarily related to a gain from the sale of a cost method investment and certain non-service related pension transactions.

Other income, net of $1 million for the three months ended March 31, 2018, was primarily related to certain non-service related pension transactions.

Income Taxes

The effective tax rates for the three months ended March 31, 2019 and 2018 were 41% and 34%, respectively. The tax rate for the three months ended March 31, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, offset by the favorable impact of certain financing activities. The tax rate for the three months ended March 31, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and the effect of foreign distributions, offset by the favorable impact of certain financing activities. The principal reason for the increase in the first quarter effective tax rate in 2019 when compared to 2018 was due to profit mix in various jurisdictions.

The estimated liability for unrecognized tax benefits as of December 31, 2018 was $572 million. We expect to conclude a number of audits in multiple jurisdictions throughout the remainder of the year. Various statutes of limitation are also due to expire. This is likely to result in a decrease in these liabilities as well as a reduction in our effective tax rate in subsequent quarters and future periods.

Adjusted EBITDA

Adjusted EBITDA decreased 1.9% to $415 million for the three months ended March 31, 2019 from $423 million for the three months ended March 31, 2018, or an increase of 0.5% on a constant currency basis. See “Results of Operations – Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% Variance 2019 vs. 2018 Reported	Three Months Ended March 31, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Measure	$539	563	(4.3)%	530	1.7%
Predict/Activate	198	223	(11.2)%	212	(6.6)%
Connect Segment	$737	$786	(6.2)%	$742	(0.7)%

Audience Measurement	$605	596	1.5%	592	2.2%
Plan/Optimize	221	228	(3.1)%	223	(0.9)%
Media Segment	826	824	0.2%	815	1.3%
Total	$1,563	$1,610	(2.9)%	$1,557	0.4%

Connect Segment Revenues

Revenues decreased 6.2% to $737 million for the three months ended March 31, 2019 from $786 million for the three months ended March 31, 2018, or a decrease of 0.7% on a constant currency basis. Revenues from Measure decreased 4.3% to $539 million, or an increase of 1.7% on a constant currency basis. Revenue growth was driven by strong performance in our retail measurement services and improved trends in the U.S. Revenues from Predict/Activate decreased 11.2% to $198 million, or a decrease of 6.6% on a constant currency basis. Revenues decreased as a result of continued softness in areas such as innovation and custom analytics.

Media Segment Revenues

Revenues increased 0.2% to $826 million for the three months ended March 31, 2019 from $824 million for the three months ended March 31, 2018 or an increase of 1.3% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 1.5%, or an increase of 2.2% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system, partly offset by pressure in local television measurement. Plan/Optimize revenues decreased 3.1%, or a decrease of 0.9% on a constant currency basis primarily driven by historical data sales related to a product category exit, partially offset by a recent acquisition and solid growth in Gracenote offerings.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2019 and 2018, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED MARCH 31, 2019 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Share-based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$(2)	$22	$55	$4	$—	$79
Media	214	7	123	3	—	347
Corporate and Eliminations	(38)	6	1	8	12	(11)
Total Nielsen	$174	$35	$179	$15	$12	$415

THREE MONTHS ENDED MARCH 31, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Share-based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$14	$15	$54	$4	$—	$87
Media	223	9	112	3	—	347
Corporate and Eliminations	(30)	—	1	6	12	(11)
Total Nielsen	$207	$24	$167	$13	$12	$423

(1)

Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three months ended March 31, 2019.  Other items primarily consists of transaction related costs and business optimization costs for the three months ended March 31, 2018.

(IN MILLIONS)	Three Months Ended March 31, 2019 Reported	Three Months Ended March 31, 2018 Reported	% Variance 2019 vs. 2018 Reported	Three Months Ended March 31, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$79	$87	(9.2)%	$79	0.0%
Media	347	347	0.0%	345	0.6%
Corporate and Eliminations	(11)	(11)	NM	(11)	NM
Total Nielsen	$415	$423	(1.9)%	$413	0.5%

Connect Segment Profitability

Operating loss was $2 million for the three months ended March 31, 2019 as compared to operating income of $14 million for the three months ended March 31, 2018. The decrease was primarily due to the revenue performance discussed above and higher restructuring charges for the three months ended March 31, 2019. Non-GAAP business segment income was flat on a constant currency basis.

Media Segment Profitability

Operating income was $214 million for the three months ended March 31, 2019 as compared to $223 million for the three months ended March 31, 2018. The decrease was driven primarily by an increase in depreciation and amortization expense for the three months ended March 31, 2019. Non-GAAP business segment income increased 0.6% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $38 million for the three months ended March 31, 2019 as compared to $30 million for the three months ended March 31, 2018 primarily due to higher restructuring charges and share-based compensation expense for the three months ended March 31, 2019.

Liquidity and Capital Resources

Overview

Cash flows from operations were $(43) million for the three months ended March 31, 2019, as compared to $(117) million for the three months ended March 31, 2018, an increase of $74 million primarily due to lower employee annual incentive payments and lower retailer investments, partially offset by Adjusted EBITDA performance discussed above.

We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2019 and 2018:

(IN MILLIONS)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash from operating activities	$(43)	$(117)
Cash and cash equivalents	$402	$462
Availability under Revolving credit facility	$571	$366

Of the $402 million in cash and cash equivalents, approximately $336 million was held in jurisdictions outside the U.S. and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Weighted average interest rate	4.70%	4.43%
Cash paid for interest, net of amounts capitalized (in millions)	$55	$51

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of March 31, 2019, we were in full compliance with the financial covenant described above.

Revolving Credit Facility

The Amended Credit Agreement contains a senior secured revolving credit facility with aggregate revolving credit commitments of $850 million and a final maturity of April 2023 under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans.

The senior secured revolving credit facility is provided under the Amended Credit Agreement and so contains covenants and restrictions as noted above with respect to the Amended Credit Agreement. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Amended Credit Agreement.

As of March 31, 2019 and 2018, we had $263 million and $195 million borrowings outstanding and had outstanding letters of credit of $16 million and $14 million, respectively. As of March 31, 2019, we had $571 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividends policy by our Board of Directors, under which we have paid $124 million and $121 million in cash dividends during the three months ended March 31, 2019 and 2018, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2018 and the three months ended March 31, 2019.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 19, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35

On April 18, 2019, our Board of Directors declared a cash dividend of $0.35 per share on our common stock. The dividend is payable on June 19, 2019 to shareholders of record at the close of business on June 5, 2019.

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

As of March 31, 2019, there were 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the three months ended March 31, 2019.

Cash Flows

Operating activities. Net cash used in operating activities was $43 million for the three months ended March 31, 2019, as compared to $117 million used in operating activities for the three months ended March 31, 2018. This increase was primarily due to lower employee annual incentive payments and lower retailer investments, partially offset by Adjusted EBITDA performance discussed above. Our key collections performance measure, days billing outstanding (“DBO”), decreased by 3 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $180 million for the three months ended March 31, 2019, as compared to $132 million for the three months ended March 31, 2018. The primary driver for the increase was higher acquisition payments during the three months ended March 31, 2019 as compared to the same period for 2018.

Financing activities. Net cash provided by financing activities was $104 million for the three months ended March 31, 2019 as compared to $40 million for the three months ended March 31, 2018. The increase in net cash provided by financing activities was primarily due to higher net borrowings of the revolving credit facility during the three months ended March 31, 2019 as compared to the same period for 2018.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $122 million for the three months ended March 31, 2019 as compared to $128 million for the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

Leases

Effective January 1, 2019, we adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.6 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. See Note 5 (“Leases”) for further discussion.

.

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard gives companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (“AOCI”) to retained earnings. The new standard became effective for us on January 1, 2019. We are electing to not reclassify stranded income tax effects of the TCJA from AOCI to retained earnings.

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

Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. We expect that an amended or consolidated complaint relating to these cases will be filed and intend to file a motion to dismiss the amended or consolidated complaint. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 42% of our revenues and operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2019. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

For each of the quarters ended March 31, 2019 and 2018, we recorded a net gain of $1 million, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of March 31, 2019 and December 31, 2018, the notional amounts of outstanding foreign currency derivative financial instruments were $85 million and $76 million, respectively.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2019:

	U.S. Dollar	Euro	Other Currencies
Revenues	58%	10%	32%
Operating costs	58%	10%	32%

Operations in Argentina

We have operations in both the Connect and Media segments in Argentina and the functional currency for those operations is the Argentine Peso. In accordance with U.S. GAAP, Argentina’s currency has been considered hyperinflationary since July 1, 2018, and, accordingly, local currency transactions have been denominated in U.S. dollars since July 1, 2018, and will continue to be denominated in U.S. dollars until Argentina’s currency is no longer deemed to be hyperinflationary. We will continue to access the appropriate conversion rate based on events in Argentina and our Argentina operations. This event has had an immaterial impact on our condensed consolidated financial statements.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2019, we had $4,257 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $22 million ($43 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. We expect that an amended or consolidated complaint relating to these cases will be filed and intend to file a motion to dismiss the amended or consolidated complaint. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the three months ended March 31, 2019.

Purchases of Equity Securities by the Issuer

There were no share repurchases for the three months ended March 31, 2019.

Our Board approved a share repurchase program for up to $2 billion of our outstanding common stock on the dates indicated under Part 1- Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Dividends and Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On April 24, 2019, David J. Anderson, the Company’s Chief Financial Officer and Chief Operating Officer, assumed the additional role of principal accounting officer, effective immediately.  For Mr. Anderson’s biographical information, including his business experience, please refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2018.

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

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets at March 31, 2019 (Unaudited) and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: April 30, 2019	/s/ David J. Anderson
David J. Anderson Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)