Form 10-Q
period 2019-06-30
Nielsen Holdings plc
filed 2019-07-31
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35042

Nielsen Holdings plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1225347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, New York 10004 (646) 654-5000	Nielsen House John Smith Drive Oxford Oxfordshire, OX4 2WB United Kingdom +1 (646) 654-5000
(Address of principal executive offices) (Zip Code) (Registrant’s telephone numbers including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value €0.07 per share	NLSN	New York Stock Exchange

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

There were 355,673,567 shares of the registrant’s Common Stock outstanding as of June 30, 2019.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2019	2018	2019	2018
Revenues	$1,628	$1,647	$3,191	$3,257
Cost of revenues, exclusive of depreciation and amortization shown separately below	699	698	1,394	1,417
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	483	494	963	987
Depreciation and amortization	185	162	364	329
Restructuring charges	12	65	47	89
Operating income/(loss)	249	228	423	435
Interest income	1	2	3	4
Interest expense	(100)	(100)	(199)	(196)
Foreign currency exchange transaction gains/(losses), net	(1)	(4)	(4)	(4)
Other income/(expense), net	—	(5)	5	(4)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	149	121	228	235
Benefit/(provision) for income taxes	(23)	(44)	(55)	(83)
Equity in net income/(loss) of affiliates	—	(1)	—	(1)
Net income/(loss)	126	76	173	151
Net income/(loss) attributable to noncontrolling interests	3	4	7	7
Net income/(loss) attributable to Nielsen shareholders	$123	$72	$166	$144
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$0.35	$0.20	$0.47	$0.40
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$0.34	$0.20	$0.47	$0.40
Weighted-average shares of common stock outstanding, basic	355,630,327	355,773,490	355,539,038	356,115,127
Dilutive shares of common stock	997,381	602,670	954,854	707,962
Weighted-average shares of common stock outstanding, diluted	356,627,708	356,376,160	356,493,892	356,823,089
Dividends declared per common share	$0.35	$0.35	$0.70	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS)	2019	2018	2019	2018
Net income/(loss)	$126	$76	$173	$151
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	9	(141)	20	(100)
Changes in the fair value of cash flow hedges (2)	(20)	3	(29)	14
Defined benefit pension plan adjustments (3)	2	5	6	9
Total other comprehensive income/(loss)	(9)	(133)	(3)	(77)
Total comprehensive income/(loss)	117	(57)	170	74
Less: comprehensive income/(loss) attributable to noncontrolling interests	5	—	9	5
Total comprehensive income/(loss) attributable to Nielsen shareholders	$112	$(57)	$161	$69

(1)

Net of tax of $3 million and $(6) million for the three months ended June 30, 2019 and 2018, respectively, and $(1) million and $(3) million for the six months ended June 30, 2019 and 2018, respectively

(2)

Net of tax of $8 million and $(1) million for the three months ended June 30, 2019 and 2018, respectively, and $11 million and $(5) million for the six months ended June 30, 2019 and 2018, respectively

(3)	Net of tax of zero and $(1) million for the three months ended June 30, 2019 and 2018, respectively, and $(1) million and $(2) million for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2019	2018
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$393	$524
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 and $31 as of June 30, 2019 and December 31, 2018, respectively	1,227	1,118
Prepaid expenses and other current assets	406	361
Total current assets	2,026	2,003
Non-current assets
Property, plant and equipment, net	450	468
Operating lease right-of-use asset	453	—
Goodwill	7,017	6,987
Other intangible assets, net	4,981	5,024
Deferred tax assets	329	333
Other non-current assets	332	364
Total assets	$15,588	$15,179
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,024	$1,119
Deferred revenues	363	355
Income tax liabilities	90	76
Current portion of long-term debt, finance lease obligations and short-term borrowings	412	107
Total current liabilities	1,889	1,657
Non-current liabilities
Long-term debt and finance lease obligations	8,233	8,280
Deferred tax liabilities	1,078	1,108
Operating lease liabilities	418	—
Other non-current liabilities	982	1,091
Total liabilities	12,600	12,136
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 355,687,078 and 355,323,822 shares issued and 355,673,567 and 355,271,737 shares outstanding at June 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	4,501	4,720
Retained earnings/(accumulated deficit)	(629)	(795)
Accumulated other comprehensive loss, net of income taxes	(1,115)	(1,110)
Total Nielsen shareholders’ equity	2,789	2,847
Noncontrolling interests	199	196
Total equity	2,988	3,043
Total liabilities and equity	$15,588	$15,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2019	2018
Operating Activities
Net income/(loss)	$173	$151
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	26	20
Currency exchange rate differences on financial transactions and other (gains)/losses	(1)	7
Equity in net loss of affiliates, net of dividends received	1	1
Depreciation and amortization	364	329
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(118)	(109)
Prepaid expenses and other assets	(4)	(108)
Accounts payable and other current liabilities and deferred revenues	(153)	(129)
Other non-current liabilities	(48)	1
Interest payable	6	—
Income taxes	(63)	(38)
Net cash provided by/(used in) operating activities	183	125
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(60)	(30)
Additions to property, plant and equipment and other assets	(44)	(44)
Additions to intangible assets	(186)	(202)
Net cash provided by/(used in) investing activities	(290)	(276)
Financing Activities
Net borrowings under revolving credit facility	296	246
Proceeds from issuances of debt, net of issuance costs	—	781
Repayment of debt	(29)	(799)
Increase/(decrease) in other short-term borrowings	(1)	—
Cash dividends paid to shareholders	(249)	(246)
Repurchase of common stock	—	(60)
Activity from share-based compensation plans	(4)	18
Proceeds from employee stock purchase plan	2	3
Finance leases	(29)	(40)
Other financing activities	(8)	(11)
Net cash provided by/(used in) financing activities	(22)	(108)
Effect of exchange-rate changes on cash and cash equivalents	(2)	(3)
Net increase/(decrease) in cash and cash equivalents	(131)	(262)
Cash and cash equivalents at beginning of period	524	656
Cash and cash equivalents at end of period	$393	$394
Supplemental Cash Flow Information
Cash paid for income taxes	$(118)	$(121)
Cash paid for interest, net of amounts capitalized	$(193)	$(196)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2019	$32	$4,614	$(752)	$(768)	$2	$(338)	$2,790	$199	$2,989
Net income/(loss)	—	—	123	—	—	—	123	3	126
Currency translation adjustments, net of tax of $3	—	—	—	7	—	—	7	2	9
Cash flow hedges, net of tax of $8	—	—	—	—	(20)	—	(20)	—	(20)
Unrealized gain on pension liability, net of tax of zero	—	—	—	—	—	2	2	—	2
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Divestiture of a non-controlling interest in a consolidated subsidiary, net	—	—	—	—	—	—	—	(2)	(2)
Dividends to shareholders	—	(125)	—	—	—	—	(125)	(3)	(128)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	12	—	—	—	—	12	—	12
Balance, June 30, 2019	$32	$4,501	$(629)	$(761)	$(18)	$(336)	$2,789	$199	$2,988

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	166	—	—	—	166	7	173
Currency translation adjustments, net of tax of $(1)	—	—	—	18	—	—	18	2	20
Cash flow hedges, net of tax of $11	—	—	—	—	(29)	—	(29)	—	(29)
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	6	6	—	6
Employee stock purchase plan	—	2	—	—	—	—	2	—	2
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	2	2
Divestiture of a non-controlling interest in a consolidated subsidiary, net	—	—	—	—	—	—	—	(2)	(2)
Dividends to shareholders	—	(249)	—	—	—	—	(249)	(6)	(255)
Common stock activity from share-based compensation plans	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	32	—	—	—	—	32	—	32
Balance, June 30, 2019	$32	$4,501	$(629)	$(761)	$(18)	$(336)	$2,789	$199	$2,988

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2018

				Accumulated Other Comprehensive Income
				(Loss), Net			Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2018	$32	$4,750	$362	$(571)	$21	$(336)	$4,258	$200	$4,458
Net income/(loss)	—	—	72	—	—	—	72	4	76
Currency translation adjustments, net of tax of $(6)	—	—	—	(137)	—	—	(137)	(4)	(141)
Cash flow hedges, net of tax of $(1)	—	—	—	—	3	—	3	—	3
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	5	5	—	5
Employee stock purchase plan	—	2	—	—	—	—	2	—	2
Dividends to shareholders	—	—	(125)	—	—	—	(125)	(4)	(129)
Common stock activity from share-based compensation plans	—	4	—	—	—	—	4	—	4
Repurchase of common stock	—	(40)	—	—	—	—	(40)	—	(40)
Share-based compensation expense	—	7	—	—	—	—	7	—	7
Balance, June 30, 2018	$32	$4,723	$309	$(708)	$24	$(331)	$4,049	$196	$4,245

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2018

				Accumulated Other Comprehensive Income
				(Loss), Net			Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2017	$32	$4,742	$411	$(610)	$10	$(340)	$4,245	$198	$4,443
Net income/(loss)	—	—	144	—	—	—	144	7	151
Currency translation adjustments, net of tax of $(3)	—	—	—	(98)	—	—	(98)	(2)	(100)
Cash flow hedges, net of tax of $(5)	—	—	—	—	14	—	14	—	14
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	9	9	—	9
Employee stock purchase plan	—	3	—	—	—	—	3	—	3
Dividends to shareholders	—	—	(246)	—	—	—	(246)	(7)	(253)
Common stock activity from share-based compensation plans	—	18	—	—	—	—	18	—	18
Repurchase of common stock	—	(60)	—	—	—	—	(60)	—	(60)
Share-based compensation expense	—	20	—	—	—	—	20	—	20
Balance, June 30, 2018	$32	$4,723	$309	$(708)	$24	$(331)	$4,049	$196	$4,245

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2019 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 4,252,823 and 3,987,794 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2019 and 2018, respectively, as such shares would have been anti-dilutive.

The effect of 4,349,778 and 4,102,565 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2019 and 2018, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. An estimate of the allowance for doubtful accounts is made when collection of the full amount is no longer probable or returns are expected.

During the six months ended June 30, 2019, Nielsen sold $131 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of June 30, 2019 and December 31, 2018, $50 million and $105 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities of the majority of receivables sold during the year, for which the related costs are not significant. The proceeds of $131 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

2. Summary of Recent Accounting Pronouncements

Leases

Effective January 1, 2019, the Company adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.5 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. See Note 5 (“Leases”) for further discussion.

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

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Connect Segment
Measure	$546	$560	$1,085	$1,123
Predict/Activate	226	240	424	463
Connect	$772	$800	$1,509	$1,586

Media Segment
Audience Measurement	$622	$601	$1,227	$1,197
Plan/Optimize	234	246	455	474
Media	$856	$847	$1,682	$1,671
Total	$1,628	$1,647	$3,191	$3,257

Timing of revenue recognition
Products transferred at a point in time	$145	$157	$276	$275
Products and services transferred over time	1,483	1,490	2,915	2,982
Total	$1,628	$1,647	$3,191	$3,257

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	June 30, 2019	December 31, 2018
Contract assets	$280	$210
Contract liabilities	$369	$359

The increase in the contract assets balance during the period was primarily due to $249 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of June 30, 2019, offset by $179 million of contract assets included in the December 31, 2018 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $287 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $277 million of revenue recognized that was included in the December 31, 2018 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, approximately $6.9 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 70% of these remaining performance obligations through December 31, 2020, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of June 30, 2019 and December 31, 2018, the balances of such capitalized costs were $14 million and $18 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three and six months ended June 30, 2019 was $2 million and $4 million, respectively. The amortization of these costs for the three and six months ended June 30, 2018 was $3 million and $7 million, respectively. There was no impairment loss recorded in any of the periods presented.

4. Business Acquisitions

Acquisitions

For the six months ended June 30, 2019, Nielsen paid cash consideration of $60 million associated with current period acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2018, Nielsen paid cash consideration of $30 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

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

The components of lease expense were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$25	$37
Interest on lease liabilities	3	5
Total finance lease cost	28	42
Operating lease cost	36	58
Sublease income	(1)	(2)
Total lease cost	$63	$98

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	June 30, 2019
Operating leases
Operating lease right-of-use assets	$453

Other current liabilities	111
Operating lease liabilities	418
Total operating lease liabilities	$529

Finance leases
Property, plant and equipment, gross	$367
Accumulated depreciation	(189)
Property, plant and equipment, net	178

Other intangible assets, gross	23
Accumulated amortization	(11)
Other intangible assets, net	12

Accounts payable and other current liabilities	61
Long-term debt and capital lease obligations	90
Total finance lease liabilities	$151

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(5)
Operating cash flows from operating leases	(65)
Financing cash flows from finance leases	(29)
Right-of-use assets obtained in exchange for new finance lease liabilities	13
Right-of-use assets obtained in exchange for new operating lease liabilities	32
Weighted-average remaining lease term--finance leases	3 years
Weighted-average remaining lease term--operating leases	9 years
Weighted-average discount rate--finance leases	6.50%
Weighted-average discount rate--operating leases	4.50%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
For July 1, 2019 to December 31, 2019	$93	$46
2020	111	48
2021	84	33
2022	70	18
2023	52	11
2024	35	4
Thereafter	195	9
Total lease payments	640	169
Less imputed interest	(111)	(18)
Total	$529	$151

6. Goodwill and Other Intangible Assets

Goodwill

During the first quarter of 2019, Nielsen updated its reporting structure in a manner that changed the composition of the Company’s reporting units. The result of this change was combining two of our reporting units into one. Both of these reporting units were in the former Watch reportable segment.  The current reporting units are Media and Connect (formerly Watch and Buy), which is the same as our reportable segments. As a result of this change in reporting units, Nielsen performed an interim goodwill impairment analysis during the quarter immediately prior to the change and after the change, and determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill). As such, there was no impairment as a result of this change. The Connect reporting unit's estimated fair value exceeded its carrying value by less than 10%. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2019.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2018	$1,337	$5,650	$6,987
Acquisitions, divestitures and other adjustments	5	17	22
Effect of foreign currency translation	8	—	8
Balance, June 30, 2019	$1,350	$5,667	$7,017

At June 30, 2019, $49 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2019	2018	2019	2018
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	143	140	(106)	(102)
Customer-related intangibles	3,153	3,145	(1,685)	(1,604)
Covenants-not-to-compete	39	39	(38)	(38)
Content databases	168	167	(33)	(26)
Computer software	3,009	3,029	(1,635)	(1,694)
Patents and other	179	173	(134)	(126)
Total	$6,691	$6,693	$(3,631)	$(3,590)

Amortization expense associated with the above intangible assets was $136 million and $117 million for the three months ended June 30, 2019 and 2018, respectively. These amounts included amortization expense associated with computer software of $86 million and $65 million for the three months ended June 30, 2019 and 2018, respectively.

Amortization expense associated with the above intangible assets was $274 million and $237 million for the six months ended June 30, 2019 and 2018, respectively. These amounts included amortization expense associated with computer software of $173 million and $133 million for the six months ended June 30, 2019 and 2018, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the six months ended June 30, 2019 and 2018.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	20	(24)	—	(4)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(5)	6	1
Net current period other comprehensive income/(loss)	20	(29)	6	(3)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	2	—	—	2
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	18	(29)	6	(5)
Balance June 30, 2019	$(761)	$(18)	$(336)	$(1,115)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2017	$(610)	$10	$(340)	$(940)
Other comprehensive income/(loss) before reclassifications	(100)	15	2	(83)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(1)	7	6
Net current period other comprehensive income/(loss)	(100)	14	9	(77)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(2)	—	—	(2)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(98)	14	9	(75)
Balance June 30, 2018	$(708)	$24	$(331)	$(1,015)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2019 and 2018, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2019	June 30, 2018	Statement of Operations
Cash flow hedges
Interest rate contracts	$(3)	$(1)	Interest (income)/expense
	1	—	(Benefit)/provision for income taxes
	$(2)	$(1)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$5	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$3	$4	Total, net of tax
Total reclassification for the period	$1	$3	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2019 and 2018, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2019	June 30, 2018	Statement of Operations
Cash flow hedges
Interest rate contracts	$(7)	$(1)	Interest (income)/expense
	2	—	(Benefit)/provision for income taxes
	$(5)	$(1)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$7	$9	(a)
	(1)	(2)	(Benefit)/provision for income taxes
	$6	$7	Total, net of tax
Total reclassification for the period	$1	$6	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

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

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2018	$68
Reclassification of ASC 420 real estate restructuring to right-of -use asset (1)	(22)
Charges (2)	42
Payments	(45)
Effect of foreign currency translation and other adjustments	(2)
Balance at June 30, 2019	$41

(1)	Upon adoption of ASC 842, the real estate operating lease ASC 420 liabilities were reclassified and presented as a reduction of the related operating lease right-of-use asset.
(2)	Excludes charges related to operating lease right-of-use assets of $5 million. Includes $6 million of adjustments related to changes in previous productivity initiatives.

Nielsen recorded $7 million and $65 million in restructuring charges primarily relating to the productivity initiatives referenced above for the three months ended June 30, 2019 and 2018, respectively.

Nielsen recorded $42 million and $89 million in restructuring charges primarily relating to the productivity initiatives referenced above for the six months ended June 30, 2019 and 2018, respectively.

Of the $41 million in remaining liabilities for restructuring actions, $37 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2019.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. In addition, the Company records changes in the fair value of equity investments with readily determinable fair values in net income rather than in accumulated other comprehensive income/(loss). Investments that do not have readily determinable fair values are recognized at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adjustments related to the observable price changes will also be recognized in net income.

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30,
(IN MILLIONS)	2019	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	26	26	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	2	—	2	—
Total	$30	$28	$2	—
Liabilities:
Interest rate swap arrangements (3)	$22	—	$22	—
Deferred compensation liabilities (4)	26	26	—	—
Total	$48	$26	$22	—

	December 31,
	2018	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	25	25	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	23	—	23	—
Total	$50	$27	23	—
Liabilities:
Interest rate swap arrangements (3)	$3	—	$3	—
Deferred compensation liabilities (4)	27	27	—	—
Total	$30	$27	$3	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2019, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the six months ended June 30, 2019 and 2018, Nielsen recorded a net loss of zero and $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations.  As of June 30, 2019 and December 31, 2018 the notional amount of the outstanding foreign currency derivative financial instruments were $135 million and $76 million, respectively.

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

In May 2019, the Company entered into a $150 million aggregate notional amount four-year forward interest rate swap agreement with a starting date of July 9, 2019. This agreement fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate-debt at an average rate of 1.82%. This derivative has been designated as an interest rate cash flow hedge.

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

As of June 30, 2019, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2019	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2021	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2023	US Dollar

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 respectively:

	Interest Expense		Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2019	2018	2019	2018
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$100	$100	$199	$196
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$2	$1	$5	$1
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $2 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
Derivatives Designated as Hedging Instruments	Prepaid Expense			Prepaid Expense		Other
	and Other Current	Other Non-Current	Other Non-Current	Other Current	Other Non-Current	Non-Current
(IN MILLIONS)	Assets	Assets	Liabilities	Assets	Assets	Liabilities
Interest rate swaps	$—	$2	$22	$3	$20	$3

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2019 and 2018 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2019	2018		2019	2018
Interest rate swaps	$25	$(6)	Interest expense	$(3)	$(1)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2019 and 2018 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income	Six Months Ended
Hedging Relationships	June 30,		(Effective Portion)	June 30,
(IN MILLIONS)	2019	2018		2019	2018
Interest rate swaps	$33	$(21)	Interest expense	$(7)	$(1)

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

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2019.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2019.

	June 30, 2019			December 31, 2018
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 4.16%) due 2023		$1,099	1,090		$1,112	1,100
$2,303 million Senior secured term loan (LIBOR based variable rate of 4.41%) due 2023		2,274	2,256		2,285	2,215
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		615	615		623	619
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		296	292		—	—
Total senior secured credit facilities (with weighted-average interest rate)	4.12%	4,284	4,253	4.09%	4,020	3,934
$800 million 4.50% senior debenture loan due 2020		798	801		797	792
$625 million 5.50% senior debenture loan due 2021		622	628		621	621
$2,300 million 5.00% senior debenture loan due 2022		2,292	2,294		2,290	2,179
$500 million 5.00% senior debenture loan due 2025		497	492		496	472
Total debenture loans (with weighted-average interest rate)	5.22%	4,209	4,215	5.22%	4,204	4,064
Other loans		1	1		1	1
Total long-term debt	4.67%	8,494	8,469	4.67%	8,225	7,999
Finance lease and other financing obligations		151			161
Bank overdrafts		—			1
Total debt and other financing arrangements		8,645			8,387
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		412			107
Non-current portion of long-term debt and finance lease and other financing obligations		$8,233			$8,280

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2019 to December 31, 2019	$320
2020	854
2021	702
2022	2,400
2023	3,719
2024	—
Thereafter	499
$8,494

11. Shareholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2019
Actual number of shares of common stock outstanding
Beginning of period	355,271,737
Shares of common stock issued through compensation plans	363,256
Employee benefit trust activity	38,574
End of period	355,673,567

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2018 and the six months ended June 30, 2019, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35

On July 18, 2019, the Board declared a cash dividend of $0.35 per share on Nielsen’s common stock. The dividend is payable on September 5, 2019 to shareholders of record at the close of business on August 22, 2019.

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

As of June 30, 2019, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the six months ended June 30, 2019.

12. Income Taxes

The effective tax rates for the three months ended June 30, 2019 and 2018 were 15% and 36%, respectively. The tax rate for the three months ended June 30, 2019 was lower than the statutory rate as a result of the favorable impact of certain financing activities and the release of certain tax contingencies, offset by the impact of tax rate differences in other jurisdictions where the Company files tax returns, and audit settlements. The tax rate for the three months ended June 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, offset by the favorable impact of certain financing activities. The principal reason for the decrease in the second quarter effective tax rate in 2019 when compared to 2018 was due to tax reform enacted in the United States as well as the release of certain tax contingencies.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 24% and 35%, respectively. The tax rate for the six months ended June 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where Nielsen files tax returns, and audit settlements, offset by the favorable impact of certain financing activities and the release of certain tax contingencies. The tax rate for the six months ended June 30, 2018 was higher than the statutory rate primarily as a result of the impact of tax rate differences in other jurisdictions where Nielsen files tax returns, offset by the favorable impact of certain financing activities. The principal reason for the decrease in the first half effective tax rate in 2019 when compared to 2018 was due to tax reform enacted within the United States as well as the release of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2018 was $572 million. The Company expects to conclude a number of audits in multiple jurisdictions throughout the remainder of the year. Various statutes of limitation are also due to expire. This is likely to result in a decrease in these liabilities as well as a reduction in the Company’s effective tax rate in the future periods when such matters are concluded.

The Company files numerous consolidated and separate income tax returns in the U.S. and in many state and foreign jurisdictions. With few exceptions the Company is no longer subject to U.S. Federal income tax examination for 2005 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2017. During the second quarter of 2019, ongoing audits were effectively settled in certain tax jurisdictions and the impact was recorded accordingly in the second quarter financial statements.

To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

13. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, the Company’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. An amended complaint was filed on June 21, 2019, and the Company anticipates filing a motion to dismiss the suit in the forthcoming months. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to Nielsen in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of the Company’s motion to dismiss the aforementioned securities litigation.  Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Subsequent Event

Other Contractual Arrangements

In July 2019, the Company amended its Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduces the amount of services Nielsen has committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.413 billion, including a commitment to purchase at least $275 million in services during 2019, at least $250 million in services during 2020, $184.3 million in services per year from 2021 through 2024, and $137.8 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). TCS’s charges under existing and future statements of work (“SOW”) pursuant to the MSA will continue to be credited against the Minimum Commitment and the Annual Commitment and the occurrence of certain events, some of which also provide Nielsen with the right to terminate the Agreement or SOWs, as applicable, will continue to be available to reduce the Minimum and Annual Commitment Amounts as they occur. The parties also agreed to certain other commercial terms. However, the other material terms of the MSA as reflected in the MSA and as previously disclosed remain unchanged.

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

Business Segment Information

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended June 30, 2019
Revenues	$772	$856	$—	$1,628
Depreciation and amortization	$55	$128	$2	$185
Restructuring charges	$4	$3	$5	$12
Share-based compensation expense	$4	$3	$4	$11
Other items(1)	$—	$—	$13	$13
Operating income/(loss)	$46	$237	$(34)	$249
Business segment income/(loss)(2)	$109	$371	$(10)	$470
Total assets as of June 30, 2019	$5,560	$9,822	$206	$15,588

(IN MILLIONS)
Three Months Ended June 30, 2018
Revenues	$800	$847	$—	$1,647
Depreciation and amortization	$54	$106	$2	$162
Restructuring charges	$55	$5	$5	$65
Share-based compensation expense	$3	$2	$2	$7
Other items(1)	$—	$—	$6	$6
Operating income/(loss)	$1	$252	$(25)	$228
Business segment income/(loss)(2)	$113	$365	$(10)	$468
Total assets as of December 31, 2018	$5,416	$9,647	$116	$15,179

(IN MILLIONS)	Connect	Media	Corporate	Total
Six Months Ended June 30, 2019
Revenues	$1,509	$1,682	$—	$3,191
Depreciation and amortization	$110	$251	$3	$364
Restructuring charges	$26	$10	$11	$47
Share-based compensation expense	$8	$6	$12	$26
Other items (1)	$—	$—	$25	$25
Operating income/(loss)	$44	$451	$(72)	$423
Business segment income/(loss) (2)	$188	$718	$(21)	$885

(IN MILLIONS)
Six Months Ended June 30, 2018
Revenues	$1,586	$1,671	$—	$3,257
Depreciation and amortization	$108	$218	$3	$329
Restructuring charges	$70	$14	$5	$89
Share-based compensation expense	$7	$5	$8	$20
Other items (1)	$—	$—	$18	$18
Operating income/(loss)	$15	$475	$(55)	$435
Business segment income/(loss) (2)	$200	$712	$(21)	$891

(1)

Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three and six months ended June 30, 2019.  Other items primarily consists of transaction related costs and business optimization costs for the three and six months ended June 30, 2018.

(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

15. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of June 30, 2019 and December 31, 2018, and consolidating statements of operations and cash flows for the periods ended June 30, 2019 and 2018.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$890	$738	$—	$1,628
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	369	330	—	699
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	240	242	—	483
Depreciation and amortization	—	—	149	36	—	185
Restructuring charges	—	—	11	1	—	12
Operating income/(loss)	(1)	—	121	129	—	249
Interest income	1	201	(8)	1	(194)	1
Interest expense	—	(93)	(208)	7	194	(100)
Foreign currency exchange transaction gains/(losses), net	—	—	(1)	—	—	(1)
Other income/(expense), net	—	—	47	(47)	—	—
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	—	108	(49)	90	—	149
Beneft/(provision) for income taxes	—	(29)	47	(41)	—	(23)
Equity in net income/(loss) of subsidiaries	123	33	125	—	(281)	—
Net income/(loss)	123	112	123	49	(281)	126
Less net income/(loss) attributable to noncontrolling interests	—	—	—	3	—	3
Net income/(loss) attributable to controlling interest	123	112	123	46	(281)	123
Total other comprehensive income/(loss)	(11)	(26)	(11)	(2)	41	(9)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	(11)	(26)	(11)	(4)	41	(11)
Total comprehensive income/(loss)	112	86	112	47	(240)	117
Comprehensive income/(loss) attributable to noncontrolling interest	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$112	$86	$112	$42	$(240)	$112

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$899	$748	$—	$1,647
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	359	339	—	698
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	235	258	—	494
Depreciation and amortization	—	—	129	33	—	162
Restructuring charges	—	—	21	44	—	65
Operating income/(loss)	(1)	—	155	74	—	228
Interest income	1	165	8	3	(175)	2
Interest expense	—	(92)	(174)	(9)	175	(100)
Foreign currency exchange transaction gains/(losses), net	—	—	(1)	(3)	—	(4)
Other income/(expense), net	—	(6)	120	(119)	—	(5)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	67	108	(54)	—	121
Benefit/(provision) for income taxes	—	(14)	(22)	(8)	—	(44)
Equity in net income/(loss) of subsidiaries	72	27	(14)	—	(85)	—
Equity in net income/(loss) of affiliates	—	—	—	(1)	—	(1)
Net income/(loss)	72	80	72	(63)	(85)	76
Less net income/(loss) attributable to noncontrolling interests	—	—	—	4	—	4
Net income/(loss) attributable to controlling interest	72	80	72	(67)	(85)	72
Total other comprehensive income/(loss)	(129)	19	(129)	(151)	257	(133)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total other comprehensive income/(loss) attributable to controlling interests	(129)	19	(129)	(147)	257	(129)
Total comprehensive income/(loss)	$(57)	$99	$(57)	$(214)	$172	$(57)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,757	$1,434	$—	$3,191
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	745	649	—	1,394
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	474	487	—	963
Depreciation and amortization	—	—	294	70	—	364
Restructuring charges	—	—	23	24	—	47
Operating income/(loss)	(2)	—	221	204	—	423
Interest income	1	385	2	3	(388)	3
Interest expense	—	(186)	(398)	(3)	388	(199)
Foreign currency exchange transaction gains/(losses), net	—	—	—	(4)	—	(4)
Other income/(expense), net	—	—	40	(35)	—	5
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	199	(135)	165	—	228
Benefit/(provision) for income taxes	—	(54)	110	(111)	—	(55)
Equity in net income/(loss) of subsidiaries	167	89	192	—	(448)	—
Net income/(loss)	166	234	167	54	(448)	173
Less net income/(loss) attributable to noncontrolling interests	—	—	—	7	—	7
Net income/(loss) attributable to controlling interest	166	234	167	47	(448)	166
Total other comprehensive income/(loss)	(5)	(25)	(5)	30	2	(3)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	(5)	(25)	(5)	28	2	(5)
Total comprehensive income/(loss)	161	209	162	84	(446)	170
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	9	—	9
Total comprehensive income/(loss) attributable to controlling interest	$161	$209	$162	$75	$(446)	$161

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,769	$1,488	$—	$3,257
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	734	683	—	1,417
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	469	516	—	987
Depreciation and amortization	—	—	261	68	—	329
Restructuring charges	—	—	32	57	—	89
Operating income/(loss)	(2)	—	273	164	—	435
Interest income	1	316	18	4	(335)	4
Interest expense	—	(183)	(328)	(20)	335	(196)
Foreign currency exchange transaction gains/(losses), net	—	—	(1)	(3)	—	(4)
Other income/(expense), net	—	(7)	120	(117)	—	(4)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(1)	126	82	28	—	235
Benefit/(provision) for income taxes	—	(26)	(20)	(37)	—	(83)
Equity in net income/(loss) of subsidiaries	145	85	83	—	(313)	—
Equity in net income/(loss) of affiliates	—	—	—	(1)	—	(1)
Net income/(loss)	144	185	145	(10)	(313)	151
Less net income/(loss) attributable to noncontrolling interests	—	—	—	7	—	7
Net income/(loss) attributable to controlling interest	144	185	145	(17)	(313)	144
Total other comprehensive income/(loss)	(75)	21	(75)	(92)	144	(77)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total other comprehensive income/(loss) attributable to controlling interests	(75)	21	(75)	(90)	144	(75)
Total comprehensive income/(loss)	69	206	70	(102)	(169)	74
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$69	$206	$70	$(107)	$(169)	$69

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$43	$348	$—	$393
Trade and other receivables, net	—	1	447	779	—	1,227
Prepaid expenses and other current assets	3	—	271	132	—	406
Intercompany receivables	3	1,515	309	214	(2,041)	—
Total current assets	8	1,516	1,070	1,473	(2,041)	2,026
Non-current assets
Property, plant and equipment, net	—	—	290	160	—	450
Operating lease right-of-use asset	—	—	196	257		453
Goodwill	—	—	5,531	1,486	—	7,017
Other intangible assets, net	—	—	4,467	514	—	4,981
Deferred tax assets	1	—	—	328	—	329
Other non-current assets	—	1	259	72	—	332
Equity investment in subsidiaries	2,756	1,242	4,527	—	(8,525)	—
Intercompany loans	25	8,822	100	105	(9,052)	—
Total assets	$2,790	$11,581	$16,440	$4,395	$(19,618)	$15,588
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$62	$436	$526	$—	$1,024
Deferred revenues	—	—	224	139	—	363
Income tax liabilities	—	—	27	63	—	90
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	55	348	9	—	412
Intercompany payables	1	—	1,732	308	(2,041)	—
Total current liabilities	1	117	2,767	1,045	(2,041)	1,889
Non-current liabilities
Long-term debt and finance lease obligations	—	8,142	80	11	—	8,233
Operating lease liabilities	—	—	219	199	—	418
Deferred tax liabilities	—	71	935	72	—	1,078
Intercompany loans	—	—	8,952	100	(9,052)	—
Other non-current liabilities	—	22	731	229	—	982
Total liabilities	1	8,352	13,684	1,656	(11,093)	12,600
Total shareholders’ equity	2,789	3,229	2,756	2,540	(8,525)	2,789
Noncontrolling interests	—	—	—	199	—	199
Total equity	2,789	3,229	2,756	2,739	(8,525)	2,988
Total liabilities and equity	$2,790	$11,581	$16,440	$4,395	$(19,618)	$15,588

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

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(7)	$39	$7	$144	$183
Investing activities:					-
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(49)	(60)
Additions to property, plant and equipment and other assets	—	—	(24)	(20)	(44)
Additions to intangible assets	—	—	(151)	(35)	(186)
Net cash used in investing activities	—	—	(186)	(104)	(290)
Financing activities:
Net borrowings under revolving credit facility	—	—	296	—	296
Repayments of debt	—	(29)	—	—	(29)
Increase/(decrease) in other short-term borrowings	—	—	—	(1)	(1)
Cash dividends paid to shareholders	(249)	—	—	—	(249)
Activity from share-based compensation plans	—	—	(4)	—	(4)
Proceeds from employee stock purchase plan	2	—	—	—	2
Finance leases	—	—	(26)	(3)	(29)
Settlement of intercompany and other financing activities	253	(10)	(121)	(130)	(8)
Net cash provided by/(used in) financing activities	6	(39)	145	(134)	(22)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net increase/(decrease) in cash and cash equivalents	(1)	—	(36)	(94)	(131)
Cash and cash equivalents at beginning of period	3	—	79	442	524
Cash and cash equivalents at end of period	$2	$—	$43	$348	$393

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(1)	$26	$(16)	$116	$125
Investing activities:					—
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(3)	(27)	(30)
Additions to property, plant and equipment and other assets	—	—	(27)	(17)	(44)
Additions to intangible assets	—	—	(171)	(31)	(202)
Other investing activities	—	—	5	(5)	—
Net cash used in investing activities	—	—	(196)	(80)	(276)
Financing activities:
Net borrowings under revolving credit facility	—	—	246	—	246
Repayments of debt	—	(798)	—	(1)	(799)
Proceeds from the issuance of debt, net of issuance costs	—	781	—	—	781
Cash dividends paid to shareholders	(246)	—	—	—	(246)
Repurchase of common stock	(60)	—	—	—	(60)
Activity from share-based compensation plans	23	—	(5)	—	18
Proceeds from employee stock purchase plan	3	—	—	—	3
Capital leases	—	—	(37)	(3)	(40)
Settlement of intercompany and other financing activities	281	(9)	(48)	(235)	(11)
Net cash provided by/(used in) financing activities	1	(26)	156	(239)	(108)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(3)	(3)
Net increase/(decrease) in cash and cash equivalents	—	—	(56)	(206)	(262)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$2	$1	$13	$378	$394

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”) segments, which provides us with a greater degree of stability for our revenue and allows us to more effectively manage our profitability and cash flows. See “Business Segment Overview” below for further discussion. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

In September 2018, we announced a broad review of strategic alternatives for the entire company and its businesses. This review process, which is being conducted with the assistance of financial and legal advisors, is continuing and we are focused on completing the review by our third quarter earnings release. There can be no assurance that this review will result in a specific transaction or other strategic alternative.

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

Leases

Effective January 1, 2019, we adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $0.4 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.6 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the six months ended June 30, 2019, we paid cash consideration of $60 million associated with current period acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on our consolidated results of operations would not have been material.

For the six months ended June 30, 2018, we paid cash consideration of $30 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on our consolidated results of operations would not have been material.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.13 to €1.00 and $1.21 to €1.00 for the six months ended June 30, 2019 and 2018, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2019	2018
Revenues	$1,628	$1,647
Cost of revenues, exclusive of depreciation and amortization shown separately below	699	698
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	483	494
Depreciation and amortization	185	162
Restructuring charges	12	65
Operating income/(loss)	249	228
Interest income	1	2
Interest expense	(100)	(100)
Foreign currency exchange transaction gains/(losses), net	(1)	(4)
Other income/(expense), net	—	(5)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	149	121
Benefit/(provision) for income taxes	(23)	(44)
Equity in net income/(loss) of affiliates	—	(1)
Net income/(loss)	126	76
Net income/(loss) attributable to noncontrolling interests	3	4
Net income/(loss) attributable to Nielsen shareholders	$123	$72

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(IN MILLIONS)	2019	2018
Net income/(loss) attributable to Nielsen shareholders	$123	$72
Interest expense, net	99	98
(Benefit)/provision for income taxes	23	44
Depreciation and amortization	185	162
EBITDA	430	376
Equity in net (income)/loss of affiliates	—	1
Other non-operating (income)/expense, net	4	13
Restructuring charges	12	65
Share-based compensation expense	11	7
Other items(a)	13	6
Adjusted EBITDA	$470	$468

(a)

Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three months ended June 30, 2019.  Other items primarily consists of transaction related costs for the three months ended June 30, 2018.

Consolidated Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues

Revenues decreased 1.2% to $1,628 million for the three months ended June 30, 2019 from $1,647 million for the three months ended June 30, 2018, or an increase of 1.2% on a constant currency basis. Revenues within our Connect segment decreased 3.5%, or an increase of 0.4% on a constant currency basis. Revenues within our Media segment increased 1.1%, or an increase of 2.0% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 0.1% to $699 million for the three months ended June 30, 2019 from $698 million for the three months ended June 30, 2018, or an increase of 2.8% on a constant currency basis.

Costs within our Connect segment decreased 3.7%, or a decrease of 0.3% on a constant currency basis.  The decrease in cost of revenues for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to our productivity initiatives, partially offset by increases in retail costs.

Costs within our Media segment increased 6.0%, or an increase of 6.8% on a constant currency basis.  Cost of revenues increased primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.2% to $483 million for the three months ended June 30, 2019 from $494 million for the three months ended June 30, 2018, or an increase of 0.6% on a constant currency basis.

Costs within our Connect segment decreased 2.8%, or an increase of 1.1% on a constant currency basis. Selling, general and administrative expenses increased on a constant currency basis primarily due to our continued global investments in our services.

Costs within our Media segment decreased 6.4%, or a decrease of 5.0% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to our productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $185 million for the three months ended June 30, 2019, as compared to $162 million for the three months ended June 30, 2018. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $53 million for the three months ended June 30, 2019, as compared to $56 million for the three months ended June 30, 2018.

Restructuring Charges

We recorded $12 million and $65 million in restructuring charges for the three months ended June 30, 2019 and 2018, respectively, primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives.

Operating Income

Operating income for the three months ended June 30, 2019 was $249 million as compared to $228 million for the three months ended June 30, 2018. Operating income within our Connect segment was $46 million for the three months ended June 30, 2019 as compared to $1 million for the three months ended June 30, 2018. Operating income within our Media segment was $237 million for the three months ended June 30, 2019 as compared to $252 million for the three months ended June 30, 2018. Corporate operating expenses were $34 million for the three months ended June 30, 2019 as compared to $25 million for the three months ended June 30, 2018. Refer to the “Business Segment Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018” section for further discussion of our operating income.

Interest Expense

Interest expense was $100 million for each of the three months ended June 30, 2019 and 2018.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for the three months ended June 30, 2019 as compared to $1.19 to €1.00 for the three months ended June 30, 2018.

We realized net losses of $1 million and $4 million for the three months ended June 30, 2019 and 2018, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $5 million for the three months ended June 30, 2018, was primarily related to certain costs incurred in connection with our June 2018 debt refinancing, as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain non-service related pension transactions.

Income Taxes

The effective tax rates for the three months ended June 30, 2019 and 2018 were 15% and 36%, respectively. The tax rate for the three months ended June 30, 2019 was lower than the statutory rate as a result of the favorable impact of certain financing activities and the release of certain tax contingencies, offset by the impact of tax rate differences in other jurisdictions where we file tax returns, and audit settlements. The tax rate for the three months ended June 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, offset by the favorable impact of certain financing activities. The principal reason for the decrease in the second quarter effective tax rate in 2019 when compared to 2018 was due to tax reform enacted in the United States as well as the release of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2018 was $572 million. We expect to conclude a number of audits in multiple jurisdictions throughout the remainder of the year. Various statutes of limitation are also due to expire. This is likely to result in a decrease in these liabilities as well as a reduction in our effective tax rate in the future periods when such matters are concluded.

Adjusted EBITDA

Adjusted EBITDA increased 0.4% to $470 million for the three months ended June 30, 2019 from $468 million for the three months ended June 30, 2018, an increase of 2.0% on a constant currency basis. See “Results of Operations – Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	% Variance 2019 vs. 2018 Reported	Three Months Ended June 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Measure	$546	$560	(2.5)%	$537	1.7%
Predict/Activate	226	240	(5.8)%	232	(2.6)%
Connect Segment	$772	$800	(3.5)%	$769	0.4%

Audience Measurement	$622	601	3.5%	$597	4.2%
Plan/Optimize	234	246	(4.9)%	242	(3.3)%
Media Segment	$856	$847	1.1%	$839	2.0%
Total	$1,628	$1,647	(1.2)%	$1,608	1.2%

Connect Segment Revenues

Revenues decreased 3.5% to $772 million for the three months ended June 30, 2019 from $800 million for the three months ended June 30, 2018, or an increase of 0.4% on a constant currency basis. Revenues from Measure decreased 2.5% to $546 million, or an increase of 1.7% on a constant currency basis. Revenue growth on a constant currency basis was driven by strong performance in our retail measurement services and improved trends in the Emerging Markets. Revenues from Predict/Activate decreased 5.8% to $226 million, or a decrease of 2.6% on a constant currency basis. Revenues decreased as a result of continued softness in areas such as innovation and custom analytics.

Media Segment Revenues

Revenues increased 1.1% to $856 million for the three months ended June 30, 2019 from $847 million for the three months ended June 30, 2018, or an increase of 2.0% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 3.5%, or an increase of 4.2% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system, partly offset by pressure in local television measurement. Plan/Optimize revenues decreased 4.9%, or a decrease of 3.3% on a constant currency basis, primarily driven by historical data sales related to a product category exit and pressure in Telecom, partially offset by a recent acquisition.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2019 and 2018, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED JUNE 30, 2019 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Share-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$46	$4	$55	$4	$—	$109
Media	237	3	128	3	—	371
Corporate and Eliminations	(34)	5	2	4	13	(10)
Total Nielsen	$249	$12	$185	$11	$13	$470

THREE MONTHS ENDED JUNE 30, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Share-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$1	$55	$54	$3	$—	$113
Media	252	5	106	2	—	365
Corporate and Eliminations	(25)	5	2	2	6	(10)
Total Nielsen	$228	$65	$162	$7	$6	$468

(1)

Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three months ended June 30, 2019.  Other items primarily consists of transaction related costs for the three months ended June 30, 2018.

(IN MILLIONS)	Three Months Ended June 30, 2019 Reported	Three Months Ended June 30, 2018 Reported	% Variance 2019 vs. 2018 Reported	Three Months Ended June 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$109	$113	(3.5)%	$108	0.9%
Media	371	365	1.6%	363	2.2%
Corporate and Eliminations	(10)	(10)	NM	(10)	NM
Total Nielsen	$470	$468	0.4%	$461	2.0%

Connect Segment Profitability

Operating income was $46 million for the three months ended June 30, 2019 as compared to operating income of $1 million for the three months ended June 30, 2018. The increase was primarily driven by a decrease in restructuring charges, partially offset by the revenue performance mentioned above for the three months ended June 30, 2019. Non-GAAP business segment income increased 0.9% on a constant currency basis.

Media Segment Profitability

Operating income was $237 million for the three months ended June 30, 2019 as compared to $252 million for the three months ended June 30, 2018. The decrease was driven primarily by an increase in depreciation and amortization expense, partially offset by the revenue performance discussed above for the three months ended June 30, 2019. Non-GAAP business segment income increased 2.2% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $34 million for the three months ended June 30, 2019 as compared to $25 million for the three months ended June 30, 2018. The increase was primarily driven by an increase in business optimization costs, transaction related costs and share-based compensation expense for the three months ended June 30, 2019.

Results of Operations – Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2019	2018
Revenues	$3,191	$3,257
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,394	1,417
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	963	987
Depreciation and amortization	364	329
Restructuring charges	47	89
Operating income/(loss)	423	435
Interest income	3	4
Interest expense	(199)	(196)
Foreign currency exchange transaction gains/(losses), net	(4)	(4)
Other income/(expense), net	5	(4)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	228	235
Benefit/(provision) for income taxes	(55)	(83)
Equity in net income/(loss) of affiliates	—	(1)
Net income/(loss)	173	151
Net income/(loss) attributable to noncontrolling interests	7	7
Net income/(loss) attributable to Nielsen shareholders	$166	$144

Net Income/(Loss) to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(IN MILLIONS)	2019	2018
Net income/(loss) attributable to Nielsen shareholders	$166	$144
Interest expense, net	196	192
(Benefit)/provision for income taxes	55	83
Depreciation and amortization	364	329
EBITDA	781	748
Equity in net (income)/loss of affiliate	—	1
Other non-operating (income)/expense, net	6	15
Restructuring charges	47	89
Share-based compensation expense	26	20
Other items(a)	25	18
Adjusted EBITDA	$885	$891

(a)

Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the six months ended June 30, 2019. Other items primarily consist of transaction related costs and business optimization costs for the six months ended June 30, 2018.

Consolidated Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues

Revenues decreased 2.0% to $3,191 million for the six months ended June 30, 2019 from $3,257 million for the six months ended June 30, 2018, or an increase of 0.8% on a constant currency basis. Revenues within our Connect segment decreased 4.9%, or a decrease of 0.1% on a constant currency basis. Revenues within our Media segment increased 0.7%, or an increase of 1.7% on a constant currency basis. Refer to the “Business Segment Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.6% to $1,394 million for the six months ended June 30, 2019 from $1,417 million for the six months ended June 30, 2018, or an increase of 1.3% on a constant currency basis.

Costs within our Connect segment decreased 4.8%, or a decrease of 0.5% on a constant currency basis, primarily due to our productivity initiatives.

Costs within our Media segment increased 2.9%, or an increase of 4.0% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.4% to $963 million for the six months ended June 30, 2019 from $987 million for the six months ended June 30, 2018, or an increase of 1.0% on a constant currency basis.

Costs within our Connect segment decreased 4.5%, or an increase of 0.4% on a constant currency basis. Selling, general and administrative expenses increased on a constant currency basis due to our continued global investments in our services.

Costs within our Media segment decreased 2.6%, or a decrease of 1.1% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to the impact of our productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $364 million for the six months ended June 30, 2019 as compared to $329 million for the six months ended June 30, 2018. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $107 million for the six months ended June 30, 2019 as compared to $112 million for the six months ended June 30, 2018.

Restructuring Charges

We recorded $47 million and $89 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives for the six months ended June 30, 2019 and 2018, respectively.

Operating Income

Operating income for the six months ended June 30, 2019 was $423 million as compared to $435 million for the six months ended June 30, 2018. Operating income within our Connect segment was $44 million for the six months ended June 30, 2019 as compared to $15 million for the six months ended June 30, 2018. Operating income within our Media segment was $451 million for the six months ended June 30, 2019 as compared to $475 million for the six months ended June 30, 2018. Corporate operating expenses were $72 million for the six months ended June 30, 2019 as compared to $55 million for the six months ended June 30, 2018. Refer to the “Business Segment Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018” section for further discussion of our operating income.

Interest Expense

Interest expense was $199 million for the six months ended June 30, 2019 as compared to $196 million for the six months ended June 30, 2018. This increase was primarily due to higher USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.13 to €1.00 for the six months ended June 30, 2019 as compared to $1.21 to €1.00 for the six months ended June 30, 2018.

We realized net losses of $4 million for each of the six months ended June 30, 2019 and 2018, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other income, net of $5 million for the six months ended June 30, 2019, was primarily related to certain non-service related pension transactions and a gain from the sale of a cost method investment.

Other expense, net of $4 million for the six months ended June 30, 2018, was primarily related to certain costs incurred in connection with the June 2018 debt refinancing as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain non-service related pension transactions.

Income Taxes

The effective tax rates for the six months ended June 30, 2019 and 2018 were 24% and 35%, respectively. The tax rate for the six months ended June 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, and audit settlements, offset by the favorable impact of certain financing activities and the release of certain tax contingencies. The tax rate for the six months ended June 30, 2018 was higher than the statutory rate primarily as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, offset by the favorable impact of certain financing activities. The principal reason for the decrease in the first half effective tax rate in 2019 when compared to 2018 was due to tax reform enacted within the United States as well as the release of certain tax contingencies.

Adjusted EBITDA

Adjusted EBITDA decreased 0.7% to $885 million for the six months ended June 30, 2019 from $891 million for the six months ended June 30, 2018, an increase of 1.3% on a constant currency basis. See “Results of Operations – Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	% Variance 2019 vs. 2018 Reported	Six Months Ended June 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Measure	$1,085	$1,123	(3.4)%	$1,067	1.7%
Predict/Activate	424	463	(8.4)%	444	(4.5)%
Connect Segment	$1,509	$1,586	(4.9)%	$1,511	(0.1)%

Audience Measurement	$1,227	$1,197	2.5%	$1,189	3.2%
Plan/Optimize	455	474	(4.0)%	465	(2.2)%
Media Segment	$1,682	$1,671	0.7%	$1,654	1.7%
Total	$3,191	$3,257	(2.0)%	$3,165	0.8%

Connect Segment Revenues

Revenues decreased 4.9% to $1,509 million for the six months ended June 30, 2019 from $1,586 million for the six months ended June 30, 2018, or a decrease of 0.1% on a constant currency basis. Revenues from Measure decreased 3.4% to $1,085 million, or an increase of 1.7% on a constant currency basis. Revenue growth on a constant currency basis was driven by strong performance in our retail measurement services and improved trends in the Emerging Markets. Revenues from Predict/Activate decreased 8.4% to $424 million, or a decrease of 4.5% on a constant currency basis. Revenues decreased as a result of continued softness in areas such as innovation and custom analytics.

Media Segment Revenues

Revenues increased 0.7% to $1,682 million for the six months ended June 30, 2019 from $1,671 million for the six months ended June 30, 2018, or an increase of 1.7% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 2.5%, or an increase of 3.2% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system, partly offset by pressure in local television measurement. Plan/Optimize revenues decreased 4.0%, or a decrease of 2.2% on a constant currency basis, primarily driven by historical data sales related to a product category exit and pressure in Telecom, partially offset by a recent acquisition.

Business Segment Profitability

SIX MONTHS ENDED JUNE 30, 2019 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Share-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Connect	$44	$26	$110	$8	$—	$188
Media	451	10	251	6	—	718
Corporate and Eliminations	(72)	11	3	12	25	(21)
Total Nielsen	$423	$47	$364	$26	$25	$885

SIX MONTHS ENDED JUNE 30, 2018 (IN MILLIONS)	Operating Income/(Loss)	Restructuring Charges	Depreciation and Amortization	Share-Based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Connect	$15	$70	$108	$7	$—	$200
Media	475	14	218	5	—	712
Corporate and Eliminations	(55)	5	3	8	18	(21)
Total Nielsen	$435	$89	$329	$20	$18	$891

(1)

Other Items primarily consists of business optimization costs, including strategic review costs, and transaction related costs for the six months ended June 30, 2019. Other Items primarily consists of transaction related costs and business optimization costs for the six months ended June 30, 2018.

(IN MILLIONS)	Six Months Ended June 30, 2019 Reported	Six Months Ended June 30, 2018 Reported	% Variance 2019 vs. 2018 Reported	Six Months Ended June 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$188	$200	(6.0)%	$187	0.5%
Media	718	712	0.8%	708	1.4%
Corporate and Eliminations	(21)	(21)	NM	(21)	NM
Total Nielsen	$885	$891	(0.7)%	$874	1.3%

Connect Segment Profitability

Operating income was $44 million for the six months ended June 30, 2019 as compared to $15 million for the six months ended June 30, 2018. The increase was driven primarily by lower restructuring costs, partially offset by the revenue performance mentioned above for the six months ended June 30, 2019. Non-GAAP business segment income decreased 0.5% on a constant currency basis.

Media Segment Profitability

Operating income was $451 million for the six months ended June 30, 2019 as compared to $475 million for the six months ended June 30, 2018. The decrease was driven primarily by higher depreciation and amortization expense, partially offset by the revenue performance discussed above and lower restructuring charges for the six months ended June 30, 2019. Non-GAAP business segment income increased 1.4% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $72 million for the six months ended June 30, 2019 as compared to $55 million for the six months ended June 30, 2018. The increase was driven primarily by higher business optimization costs and transaction related costs, higher restructuring charges and higher share-based compensation expense for the six months ended June 30, 2019.

Liquidity and Capital Resources

Overview

Cash flows from operations were $183 million for the six months ended June 30, 2019 as compared to $125 million for the six months ended June 30, 2018, an increase of $58 million primarily due to lower employee annual incentive payments and lower retailer investments, partially offset by working capital timing.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2019 and 2018:

(IN MILLIONS)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash from operating activities	$183	$125
Cash and cash equivalents	$393	$394
Availability under revolving credit facility	$539	$591

Of the $393 million in cash and cash equivalents, approximately $349 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Weighted average interest rate	4.67%	4.50%
Cash paid for interest, net of amounts capitalized (in millions)	$193	$196

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of June 30, 2019, we were in full compliance with the financial covenant described above.

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

As of June 30, 2019 and 2018, we had $296 million and $246 million borrowings outstanding and had outstanding letters of credit of $15 million and $13 million, respectively. As of June 30, 2019, we had $539 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividends policy by our Board of Directors, under which we have paid $249 million and $246 million in cash dividends during the six months ended June 30, 2019 and 2018, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2018 and the six months ended June 30, 2019.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35

On July 18, 2019, our Board of Directors declared a cash dividend of $0.35 per share on our common stock. The dividend is payable on September 5, 2019 to shareholders of record at the close of business on August 22, 2019.

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

As of June 30, 2019, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the six months ended June 30, 2019.

Cash Flows

Operating activities. Net cash provided by operating activities was $183 million for the six months ended June 30, 2019, as compared to $125 million for the six months ended June 30, 2018. This increase was primarily due to lower employee annual incentive payments and lower retailer investments, partially offset by working capital timing. Our key collections performance measure, days billing outstanding (DBO), decreased by 4 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $290 million for the six months ended June 30, 2019, as compared to $276 million for the six months ended June 30, 2018. The primary driver for the increase was higher acquisition payments during the six months ended June 30, 2019 as compared to the same period for 2018.

Financing activities. Net cash used in financing activities was $22 million for the six months ended June 30, 2019 as compared to net cash used in financing activities of $108 million for the six months ended June 30, 2018. The decrease in net cash used in financing activities was primarily due to the decrease in share repurchasing, as described in the “Dividends and Share Repurchase Program” and higher net borrowings from the revolving credit facility as compared to the same period for 2018.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $230 million for the six months ended June 30, 2019 as compared to $246 million for the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

Leases

Effective January 1, 2019, we adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.5 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. See Note 5 (“Leases”) for further discussion.

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

Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. An amended complaint was filed on June 21, 2019, and we anticipate filing a motion to dismiss the suit in the forthcoming months.  In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of our motion to dismiss the aforementioned securities litigation. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

Subsequent Event

Outsourced Services Agreements

In July 2019, we amended our Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduces the amount of services we have committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.413 billion, including a commitment to purchase at least $275 million in services during 2019, at least $250 million in services during 2020, $184.3 million in services per year from 2021 through 2024, and $137.8 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). TCS’s charges under existing and future statements of work (“SOW”) pursuant to the MSA will continue to be credited against the Minimum Commitment and the Annual Commitment and the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable, will continue to be available to reduce the Minimum and Annual Commitment Amounts as they occur. The parties also agreed to certain other commercial terms. However, the other material terms of the MSA as reflected in the MSA and as previously disclosed remain unchanged.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 42% of our revenues and operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2019. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

We recorded a net loss of zero and $1 million for the six months ended June 30, 2019 and 2018, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of June 30, 2019 and December 31, 2018, the notional amounts of outstanding foreign currency derivative financial instruments were $135 million and $76 million, respectively.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2019:

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

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2019, we had $4,284 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $22 million ($43 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleges similar facts but also names other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. These lawsuits assert violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. An amended complaint was filed on June 21, 2019, and we anticipate filing a motion to dismiss the suit in the forthcoming months. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of our motion to dismiss the aforementioned securities litigation. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the six months ended June 30, 2019.

Purchases of Equity Securities by the Issuer

There were no share repurchases for the three months ended June 30, 2019.

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

10.1*√

Amendment Number One, dated as of July 1, 2019 and effective as of January 1, 2019, by and between TATA America International Corporation and TATA Consultancy Services Limited (jointly, “TCS”) and The Nielsen Company (US), LLC (“Nielsen”), to the Second Amended and Restated Master Services Agreement, dated as of January 1, 2017, among TCS and Nielsen.

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2019 and 2018 (Unaudited), and (vi) the Notes to Condensed Consolidated Financial Statements. - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed or furnished herewith
√	Certain identified information has been omitted from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

Nielsen Holdings plc (Registrant)

Date: July 31, 2019	/s/ David J. Anderson
David J. Anderson Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)