Form 10-Q
period 2019-09-30
Nielsen Holdings plc
filed 2019-11-07
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 355,810,261 shares of the registrant’s Common Stock outstanding as of September 30, 2019.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2019	2018	2019	2018
Revenues	$1,616	$1,600	$4,807	$4,857
Cost of revenues, exclusive of depreciation and amortization shown separately below	694	681	2,088	2,098
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	467	464	1,430	1,451
Depreciation and amortization	186	175	550	504
Impairment of goodwill and other long-lived assets	1,004	—	1,004	—
Restructuring charges	5	19	52	108
Operating income/(loss)	(740)	261	(317)	696
Interest income	1	2	4	6
Interest expense	(100)	(99)	(299)	(295)
Foreign currency exchange transaction gains/(losses), net	(6)	(8)	(10)	(12)
Other income/(expense), net	(3)	1	2	(3)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	(848)	157	(620)	392
Benefit/(provision) for income taxes	380	(59)	325	(142)
Equity in net income/(loss) of affiliates	—	—	—	(1)
Net income/(loss)	(468)	98	(295)	249
Net income/(loss) attributable to noncontrolling interests	4	2	11	9
Net income/(loss) attributable to Nielsen shareholders	$(472)	$96	$(306)	$240
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$(1.33)	$0.27	$(0.86)	$0.67
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$(1.33)	$0.27	$(0.86)	$0.67
Weighted-average shares of common stock outstanding, basic	355,779,274	354,993,315	355,620,821	355,737,081
Dilutive shares of common stock	—	568,389	—	661,438
Weighted-average shares of common stock outstanding, diluted	355,779,274	355,561,704	355,620,821	356,398,519
Dividends declared per common share	$0.35	$0.35	$1.05	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2019	2018	2019	2018
Net income/(loss)	$(468)	$98	$(295)	$249
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	(50)	3	(30)	(97)
Changes in the fair value of cash flow hedges (2)	(6)	2	(35)	16
Defined benefit pension plan adjustments (3)	4	3	10	12
Total other comprehensive income/(loss)	(52)	8	(55)	(69)
Total comprehensive income/(loss)	(520)	106	(350)	180
Less: comprehensive income/(loss) attributable to noncontrolling interests	3	5	12	10
Total comprehensive income/(loss) attributable to Nielsen shareholders	$(523)	$101	$(362)	$170

(1)

Net of tax of $(7) million and $(1) million for the three months ended September 30, 2019 and 2018, respectively, and $(8) million and $(4) million for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Net of tax of $2 million and $(1) million for the three months ended September 30, 2019 and 2018, respectively, and $13 million and $(6) million for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Net of tax of $(1) million and zero for the three months ended September 30, 2019 and 2018, respectively, and $(2) million for each of the nine months ended September 30, 2019 and 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2019	2018
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$389	$524
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $27 and $31 as of September 30, 2019 and December 31, 2018, respectively	1,146	1,118
Prepaid expenses and other current assets	412	361
Total current assets	1,947	2,003
Non-current assets
Property, plant and equipment, net	423	468
Operating lease right-of-use asset	425	—
Goodwill	5,973	6,987
Other intangible assets, net	4,911	5,024
Deferred tax assets	322	333
Other non-current assets	342	364
Total assets	$14,343	$15,179
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,087	$1,119
Deferred revenues	316	355
Income tax liabilities	74	76
Current portion of long-term debt, finance lease obligations and short-term borrowings	298	107
Total current liabilities	1,775	1,657
Non-current liabilities
Long-term debt and finance lease obligations	8,189	8,280
Deferred tax liabilities	1,068	1,108
Operating lease liabilities	393	—
Other non-current liabilities	565	1,091
Total liabilities	11,990	12,136
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 355,819,078 and 355,323,822 shares issued and 355,810,261 and 355,271,737 shares outstanding at September 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	4,390	4,720
Retained earnings/(accumulated deficit)	(1,101)	(795)
Accumulated other comprehensive loss, net of income taxes	(1,166)	(1,110)
Total Nielsen shareholders’ equity	2,155	2,847
Noncontrolling interests	198	196
Total equity	2,353	3,043
Total liabilities and equity	$14,343	$15,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2019	2018
Operating Activities
Net income/(loss)	$(295)	$249
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	39	21
Currency exchange rate differences on financial transactions and other (gains)/losses	7	11
Equity in net loss of affiliates, net of dividends received	1	2
Depreciation and amortization	550	504
Impairment of goodwill and other long-lived assets	1,004	—
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(57)	(48)
Prepaid expenses and other assets	9	(70)
Accounts payable and other current liabilities and deferred revenues	(157)	(190)
Other non-current liabilities	(48)	(6)
Interest payable	49	53
Income taxes	(506)	(14)
Net cash provided by/(used in) operating activities	596	512
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(62)	(39)
Additions to property, plant and equipment and other assets	(58)	(66)
Additions to intangible assets	(284)	(305)
Proceeds from the sale of property, plant and equipment and other assets	—	4
Other investing activities	(18)	3
Net cash provided by/(used in) investing activities	(422)	(403)
Financing Activities
Net borrowings under revolving credit facility	190	204
Proceeds from issuances of debt, net of issuance costs	—	781
Repayment of debt	(43)	(805)
Increase/(decrease) in other short-term borrowings	(1)	1
Cash dividends paid to shareholders	(373)	(370)
Repurchase of common stock	—	(70)
Activity from share-based compensation plans	(5)	17
Proceeds from employee stock purchase plan	3	4
Finance leases	(44)	(60)
Other financing activities	(17)	(15)
Net cash provided by/(used in) financing activities	(290)	(313)
Effect of exchange-rate changes on cash and cash equivalents	(19)	(6)
Net increase/(decrease) in cash and cash equivalents	(135)	(210)
Cash and cash equivalents at beginning of period	524	656
Cash and cash equivalents at end of period	$389	$446
Supplemental Cash Flow Information
Cash paid for income taxes	$(181)	$(156)
Cash paid for interest, net of amounts capitalized	$(250)	$(242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2019	$32	$4,501	$(629)	$(761)	$(18)	$(336)	$2,789	$199	$2,988
Net income/(loss)	—	—	(472)	—	—	—	(472)	4	(468)
Currency translation adjustments, net of tax of $(7)	—	—	—	(49)	—	—	(49)	(1)	(50)
Cash flow hedges, net of tax of $2	—	—	—	—	(6)	—	(6)	—	(6)
Unrealized gain on pension liability, net of tax of (1)	—	—	—	—	—	4	4	—	4
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders	—	(124)	—	—	—	—	(124)	(4)	(128)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	13	—	—	—	—	13	—	13
Balance, September 30, 2019	$32	$4,390	$(1,101)	$(810)	$(24)	$(332)	$2,155	$198	$2,353

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	(306)	—	—	—	(306)	11	(295)
Currency translation adjustments, net of tax of $(8)	—	—	—	(31)	—	—	(31)	1	(30)
Cash flow hedges, net of tax of $13	—	—	—	—	(35)	—	(35)	—	(35)
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	10	10	—	10
Employee stock purchase plan	—	3	—	—	—	—	3	—	3
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	2	2
Divestiture of a non-controlling interest in a consolidated subsidiary, net	—	—	—	—	—	—	—	(2)	(2)
Dividends to shareholders	—	(373)	—	—	—	—	(373)	(10)	(383)
Common stock activity from share-based compensation plans	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation expense	—	45	—	—	—	—	45	—	45
Balance, September 30, 2019	$32	$4,390	$(1,101)	$(810)	$(24)	$(332)	$2,155	$198	$2,353

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2018

				Accumulated Other Comprehensive Income
				(Loss), Net			Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2018	$32	$4,723	$309	$(708)	$24	$(331)	$4,049	$196	$4,245
Net income/(loss)	—	—	96	—	—	—	96	2	98
Currency translation adjustments, net of tax of $(1)	—	—	—	—	—	—	—	3	3
Cash flow hedges, net of tax of $(1)	—	—	—	—	2	—	2	—	2
Unrealized gain on pension liability, net of tax of zero	—	—	—	—	—	3	3	—	3
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders	—	—	(124)	—	—	—	(124)	(3)	(127)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Repurchase of common stock	—	(10)	—	—	—	—	(10)	—	(10)
Share-based compensation expense	—	1	—	—	—	—	1	—	1
Balance, September 30, 2018	$32	$4,714	$281	$(708)	$26	$(328)	$4,017	$198	$4,215

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2018

				Accumulated Other Comprehensive Income
				(Loss), Net			Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2017	$32	$4,742	$411	$(610)	$10	$(340)	$4,245	$198	$4,443
Net income/(loss)	—	—	240	—	—	—	240	9	249
Currency translation adjustments, net of tax of $(4)	—	—	—	(98)	—	—	(98)	1	(97)
Cash flow hedges, net of tax of $(6)	—	—	—	—	16	—	16	—	16
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	12	12	—	12
Employee stock purchase plan	—	4	—	—	—	—	4	—	4
Dividends to shareholders	—	—	(370)	—	—	—	(370)	(10)	(380)
Common stock activity from share-based compensation plans	—	17	—	—	—	—	17	—	17
Repurchase of common stock	—	(70)	—	—	—	—	(70)	—	(70)
Share-based compensation expense	—	21	—	—	—	—	21	—	21
Balance, September 30, 2018	$32	$4,714	$281	$(708)	$26	$(328)	$4,017	$198	$4,215

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2019 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 7,102,196 and 4,110,836 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018, respectively, as such shares would have been anti-dilutive.

The effect of 7,102,196 and 4,105,322 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2019 and 2018, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. An estimate of the allowance for doubtful accounts is made when collection of the full amount is no longer probable or returns are expected.

During the nine months ended September 30, 2019, Nielsen sold $234 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2019 and December 31, 2018, $69 million and $105 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities of the majority of receivables sold during the year, for which the related costs are not significant. The proceeds of $234 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

2. Summary of Recent Accounting Pronouncements

Leases

Effective January 1, 2019, the Company adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.6 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. See Note 5 (“Leases”) for further discussion.

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

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Connect Segment
Measure	$530	$545	$1,615	$1,668
Predict/Activate	216	218	640	681
Connect	$746	$763	$2,255	$2,349

Media Segment
Audience Measurement	$621	$596	$1,848	$1,793
Plan/Optimize	249	241	704	715
Media	$870	$837	$2,552	$2,508
Total	$1,616	$1,600	$4,807	$4,857

Timing of revenue recognition
Products transferred at a point in time	$138	$140	$409	$420
Products and services transferred over time	1,478	1,460	4,398	4,437
Total	$1,616	$1,600	$4,807	$4,857

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	September 30, 2019	December 31, 2018
Contract assets	$260	$210
Contract liabilities	$317	$359

The increase in the contract assets balance during the period was primarily due to $242 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of September 30, 2019, offset by $186 million of contract assets included in the December 31, 2018 balance that were invoiced to our clients and therefore transferred to trade receivables.

The decrease in the contract liability balance during the period was primarily due to $276 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $315 million of revenue recognized that was included in the December 31, 2018 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, approximately $6.4 billion of revenue was expected to be recognized from remaining performance obligations that were unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 63% of these remaining performance obligations through December 31, 2020, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of September 30, 2019 and December 31, 2018, the balances of such capitalized costs were $12 million and $18 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three and nine months ended September 30, 2019 was $2 million and $6 million, respectively. The amortization of these costs for the three and nine months ended September 30, 2018 was $8 million and $15 million, respectively. There was no impairment loss recorded in any of the periods presented.

4. Business Acquisitions

Acquisitions

For the nine months ended September 30, 2019, Nielsen paid cash consideration of $62 million associated with current period acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2018, Nielsen paid cash consideration of $39 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

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

The components of lease expense were as follows:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$15	$52
Interest on lease liabilities	2	7
Total finance lease cost	17	59
Operating lease cost	33	91
Sublease income	—	(2)
Total lease cost	$50	$148

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	September 30, 2019
Operating leases
Operating lease right-of-use assets	$425

Other current liabilities	110
Operating lease liabilities	393
Total operating lease liabilities	$503

Finance leases
Property, plant and equipment, gross	$372
Accumulated depreciation	(203)
Property, plant and equipment, net	169

Other intangible assets, gross	23
Accumulated amortization	(12)
Other intangible assets, net	11

Accounts payable and other current liabilities	53
Long-term debt and finance lease obligations	85
Total finance lease liabilities	$138

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in finance leases	(7)
Operating cash flows used in operating leases	(106)
Financing cash flows used in finance leases	(44)
Right-of-use assets obtained in exchange for new finance lease liabilities	17
Right-of-use assets obtained in exchange for new operating lease liabilities	41
Weighted-average remaining lease term--finance leases	4 years
Weighted-average remaining lease term--operating leases	8 years
Weighted-average discount rate--finance leases	6.30%
Weighted-average discount rate--operating leases	4.50%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
For October 1, 2019 to December 31, 2019	$36	$19
2020	127	55
2021	95	35
2022	73	21
2023	55	11
2024	36	4
Thereafter	181	9
Total lease payments	603	154
Less imputed interest	(100)	(16)
Total	$503	$138

6. Goodwill and Other Intangible Assets

Goodwill

In connection with Nielsen’s ongoing strategic review, Nielsen considered various alternatives for the Company including the potential sale of the Connect business. During this process, there were indications that the fair value of the Connect reporting unit was lower than the carrying value.  Nielsen considered this as well as other factors to be interim indicators of impairment and determined that it was more likely than not that the Connect reporting unit was impaired.  Management performed an updated impairment analysis of Connect as of September 30, 2019.  As a result of this analysis, Nielsen concluded that the fair value was less than the carrying value and recorded a non-cash goodwill impairment charge of $1,004 million for the Connect reporting unit. The primary inputs for determining the estimated fair value were inputs from the strategic review process, market values for comparable entities and updated intrinsic values.

During the first quarter of 2019, Nielsen updated its reporting structure in a manner that changed the composition of the Company’s reporting units. The result of this change was combining two of our reporting units into one. Both of these reporting units were in the former Watch reportable segment.  The current reporting units are Media and Connect (formerly Watch and Buy), which is the same as Nielsen’s reportable segments. As a result of this change in reporting units, Nielsen performed an interim goodwill impairment analysis during the first quarter immediately prior to the change and after the change, and determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill). As such, there was no impairment as a result of this change.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2018	$1,337	$5,650	$6,987
Acquisitions, divestitures and other adjustments	6	12	18
Impairment	(1,004)	—	(1,004)
Effect of foreign currency translation	(15)	(13)	(28)
Balance, September 30, 2019	$324	$5,649	$5,973
Cumulative impairments	$2,415	$376	$2,791

At September 30, 2019, $47 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2019	2018	2019	2018
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	144	140	(108)	(102)
Customer-related intangibles	3,147	3,145	(1,725)	(1,604)
Covenants-not-to-compete	39	39	(38)	(38)
Content databases	168	167	(37)	(26)
Computer software	3,083	3,029	(1,726)	(1,694)
Patents and other	180	173	(137)	(126)
Total	$6,761	$6,693	$(3,771)	$(3,590)

Amortization expense associated with the above intangible assets was $141 million and $125 million for the three months ended September 30, 2019 and 2018, respectively. These amounts included amortization expense associated with computer software of $94 million and $73 million for the three months ended September 30, 2019 and 2018, respectively.

Amortization expense associated with the above intangible assets was $415 million and $362 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts included amortization expense associated with computer software of $267 million and $206 million for the nine months ended September 30, 2019 and 2018, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the nine months ended September 30, 2019 and 2018.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	(30)	(28)	2	(56)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(7)	8	1
Net current period other comprehensive income/(loss)	(30)	(35)	10	(55)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	1	—	—	1
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(31)	(35)	10	(56)
Balance September 30, 2019	$(810)	$(24)	$(332)	$(1,166)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2017	$(610)	$10	$(340)	$(940)
Other comprehensive income/(loss) before reclassifications	(97)	18	—	(79)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(2)	12	10
Net current period other comprehensive income/(loss)	(97)	16	12	(69)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	1	—	—	1
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(98)	16	12	(70)
Balance September 30, 2018	$(708)	$26	$(328)	$(1,010)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2019 and 2018, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2019	September 30, 2018	Statement of Operations
Cash flow hedges
Interest rate contracts	$(2)	$(2)	Interest (income)/expense
	—	1	(Benefit)/provision for income taxes
	$(2)	$(1)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$3	$5	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$2	$4	Total, net of tax
Total reclassification for the period	$—	$3	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2019 and 2018, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2019	September 30, 2018	Statement of Operations
Cash flow hedges
Interest rate contracts	$(9)	$(3)	Interest (income)/expense
	2	1	(Benefit)/provision for income taxes
	$(7)	$(2)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$10	$14	(a)
	(2)	(2)	(Benefit)/provision for income taxes
	$8	$12	Total, net of tax
Total reclassification for the period	$1	$10	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

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

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2018	$68
Reclassification of ASC 420 real estate restructuring to right-of -use asset (1)	(22)
Charges (2)	45
Payments	(61)
Effect of foreign currency translation and other adjustments	(1)
Balance at September 30, 2019	$29

(1)	Upon adoption of ASC 842, the real estate operating lease ASC 420 liabilities were reclassified and presented as a reduction of the related operating lease right-of-use asset.
(2)	Excludes charges related to operating lease right-of-use assets of $7 million. Includes $6 million of adjustments related to changes in previous productivity initiatives.

Nielsen recorded $3 million and $19 million in restructuring charges primarily relating to the productivity initiatives referenced above for the three months ended September 30, 2019 and 2018, respectively.

Nielsen recorded $45 million and $108 million in restructuring charges primarily relating to the productivity initiatives referenced above for the nine months ended September 30, 2019 and 2018, respectively.

Of the $29 million in remaining liabilities for restructuring actions, $26 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2019.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30,
(IN MILLIONS)	2019	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	26	26	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$28	$28	$—	—
Liabilities:
Interest rate swap arrangements (3)	$30	—	$30	—
Deferred compensation liabilities (4)	26	26	—	—
Total	$56	$26	$30	—

	December 31,
	2018	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	25	25	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	23	—	23	—
Total	$50	$27	23	—
Liabilities:
Interest rate swap arrangements (3)	$3	—	$3	—
Deferred compensation liabilities (4)	27	27	—	—
Total	$30	$27	$3	—

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 10 – (“Long-term Debt and Other Financing Arrangements”) for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2019, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the nine months ended September 30, 2019 and 2018, Nielsen recorded a net loss of zero and $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations.  As of September 30, 2019 and December 31, 2018 the notional amount of the outstanding foreign currency derivative financial instruments were $122 million and $76 million, respectively.

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

As of September 30, 2019, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 respectively:

	Interest Expense		Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2019	2018	2019	2018
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$100	$99	$299	$295
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$2	$1	$7	$2
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $6 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
Derivatives Designated as Hedging Instruments	Prepaid Expense			Prepaid Expense		Other
	and Other Current	Other Non-Current	Other Non-Current	Other Current	Other Non-Current	Non-Current
(IN MILLIONS)	Assets	Assets	Liabilities	Assets	Assets	Liabilities
Interest rate swaps	$—	$—	$30	$3	$20	$3

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2019 and 2018 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2019	2018		2019	2018
Interest rate swaps	$6	$(5)	Interest expense	$(2)	$(2)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2019 and 2018 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income	Nine Months Ended
Hedging Relationships	September 30,		(Effective Portion)	September 30,
(IN MILLIONS)	2019	2018		2019	2018
Interest rate swaps	$39	$(26)	Interest expense	$(9)	$(3)

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2019.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2019.

	September 30, 2019			December 31, 2018
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 3.79%) due 2023		$1,092	1,085		$1,112	1,100
$2,303 million Senior secured term loan (LIBOR based variable rate of 4.04%) due 2023		2,269	2,271		2,285	2,215
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		588	589		623	619
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		190	187		—	—
Total senior secured credit facilities (with weighted-average interest rate)	3.80%	4,139	4,132	4.09%	4,020	3,934
$800 million 4.50% senior debenture loan due 2020		798	801		797	792
$625 million 5.50% senior debenture loan due 2021		622	627		621	621
$2,300 million 5.00% senior debenture loan due 2022		2,293	2,313		2,290	2,179
$500 million 5.00% senior debenture loan due 2025		497	494		496	472
Total debenture loans (with weighted-average interest rate)	5.22%	4,210	4,235	5.22%	4,204	4,064
Other loans		—	—		1	1
Total long-term debt	4.52%	8,349	8,367	4.67%	8,225	7,999
Finance lease and other financing obligations		138			161
Bank overdrafts		—			1
Total debt and other financing arrangements		8,487			8,387
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		298			107
Non-current portion of long-term debt and finance lease and other financing obligations		$8,189			$8,280

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2019 to December 31, 2019	$202
2020	854
2021	702
2022	2,399
2023	3,693
2024	—
Thereafter	499
$8,349

11. Shareholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2019
Actual number of shares of common stock outstanding
Beginning of period	355,271,737
Shares of common stock issued through compensation plans	495,256
Employee benefit trust activity	43,268
End of period	355,810,261

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid for the years ended December 31, 2018 and the nine months ended September 30, 2019, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35

On November 3, 2019 the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening Nielsen’s balance sheet and providing added flexibility to invest for growth.  On November 3, 2019, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on December 5, 2019 to shareholders of record at the close of business on November 21, 2019.

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

As of September 30, 2019, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the nine months ended September 30, 2019.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2019 and 2018 were a benefit of 45% and an expense of 38%, respectively. The tax rate for the three months ended September 30, 2019 was lower than the statutory rate as a result of the release of certain tax contingencies and the favorable impact of certain financing activities, partially offset by the unfavorable impact of goodwill impairment and the impact of tax rate differences in other jurisdictions where the Company files tax returns. The tax rate for the three months ended September 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, partially offset by the favorable impact of certain financing activities. The principal reason for the decrease in the third quarter effective tax rate in 2019 when compared to 2018 was due to the release of certain tax contingencies.

The effective tax rates for the nine months ended September 30, 2019 and 2018 were a benefit of 52% and an expense of 36%, respectively. The tax rate for the nine months ended September 30, 2019 was lower than the statutory rate as a result of the release of certain tax contingencies and the favorable impact of certain financing activities, partially offset by the unfavorable impact of goodwill impairment, the impact of tax rate differences in other jurisdictions where Nielsen files tax returns, and audit settlements. The tax rate for the nine months ended September 30, 2018 was higher than the statutory rate primarily as a result of the impact of tax rate differences in other jurisdictions where Nielsen files tax returns, partially offset by the favorable impact of certain financing activities. The principal reason for the decrease in the effective tax rate in the nine months ended September 30, 2019 when compared to 2018 was due to the release of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2018 was $572 million. The Company has concluded a number of audits in multiple jurisdictions throughout the year. Various statutes of limitation have also expired. This has resulted in a decrease of $421 million in these liabilities in the third quarter of 2019 for a total decrease of $476 million in these liabilities throughout 2019 with a corresponding reduction in the Company’s effective tax rate for the respective periods.

The Company files numerous consolidated and separate income tax returns in the U.S. and in many state and foreign jurisdictions. With few exceptions the Company is no longer subject to U.S. Federal income tax examination for 2015 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2017. During the third quarter of 2019, ongoing audits were effectively settled in certain tax jurisdictions and the impact was recorded accordingly in the third quarter financial statements.

To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

13. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. An amended complaint was filed on June 21, 2019, asserting violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, the Company’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. The Company moved to dismiss the amended complaint on September 6, 2019. A second amended complaint was filed on September 27, 2019. The Company anticipates filing a renewed motion to dismiss in the coming months. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to Nielsen in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of the Company’s motion to dismiss the aforementioned securities litigation. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Business Segment Information

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended September 30, 2019
Revenues	$746	$870	$—	$1,616
Depreciation and amortization	$57	$127	$2	$186
Restructuring charges	$8	$1	$(4)	$5
Impairment of goodwill and other long-lived assets	$1,004	$—	$—	$1,004
Share-based compensation expense	$4	$3	$6	$13
Other items(1)	$—	$—	$8	$8
Operating income/(loss)	$(964)	$250	$(26)	$(740)
Business segment income/(loss)(2)	$109	$381	$(14)	$476
Total assets as of September 30, 2019	$4,422	$9,735	$186	$14,343

(IN MILLIONS)
Three Months Ended September 30, 2018
Revenues	$763	$837	$—	$1,600
Depreciation and amortization	$57	$115	$3	$175
Restructuring charges	$15	$5	$(1)	$19
Share-based compensation expense	$3	$2	$(4)	$1
Other items(1)	$—	$—	$15	$15
Operating income/(loss)	$36	$253	$(28)	$261
Business segment income/(loss)(2)	$111	$375	$(15)	$471
Total assets as of December 31, 2018	$5,416	$9,647	$116	$15,179

(IN MILLIONS)	Connect	Media	Corporate	Total
Nine Months Ended September 30, 2019
Revenues	$2,255	$2,552	$—	$4,807
Depreciation and amortization	$167	$378	$5	$550
Restructuring charges	$34	$11	$7	$52
Impairment of goodwill and other long-lived assets	$1,004	$—	$—	$1,004
Share-based compensation expense	$12	$9	$18	$39
Other items (1)	$—	$—	$33	$33
Operating income/(loss)	$(920)	$701	$(98)	$(317)
Business segment income/(loss) (2)	$297	$1,099	$(35)	$1,361

(IN MILLIONS)
Nine Months Ended September 30, 2018
Revenues	$2,349	$2,508	$—	$4,857
Depreciation and amortization	$165	$333	$6	$504
Restructuring charges	$85	$19	$4	$108
Share-based compensation expense	$10	$7	$4	$21
Other items (1)	$—	$—	$33	$33
Operating income/(loss)	$51	$728	$(83)	$696
Business segment income/(loss) (2)	$311	$1,087	$(36)	$1,362

(1)

Other items primarily consists of business optimization costs, including strategic review costs, for the three months ended September 30, 2019, and business optimization costs, including strategic review costs, and transaction related costs for the nine months ended September 30, 2019.  Other items primarily consists of business optimization costs and transaction related costs for the three and nine months ended September 30, 2018.

(2)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

15. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of September 30, 2019 and December 31, 2018, and consolidating statements of operations and cash flows for the periods ended September 30, 2019 and 2018.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$902	$714	$—	$1,616
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	374	320	—	694
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	224	242	—	467
Depreciation and amortization	—	—	152	34	—	186
Impairment of goodwill and other long-lived assets			419	585		1,004
Restructuring charges	—	—	—	5	—	5
Operating income/(loss)	(1)	—	(267)	(472)	—	(740)
Interest income	—	180	28	1	(208)	1
Interest expense	—	(93)	(188)	(27)	208	(100)
Foreign currency exchange transaction gains/(losses), net	—	—	—	(6)	—	(6)
Other income/(expense), net	—	—	(14)	11	—	(3)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	87	(441)	(493)	—	(848)
Benefit/(provision) for income taxes	—	(23)	497	(94)	—	380
Equity in net income/(loss) of subsidiaries	(471)	57	(527)	—	941	—
Net income/(loss)	(472)	121	(471)	(587)	941	(468)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	4	—	4
Net income/(loss) attributable to controlling interest	(472)	121	(471)	(591)	941	(472)
Total other comprehensive income/(loss)	(51)	12	(51)	(14)	52	(52)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income/(loss) attributable to controlling interests	(51)	12	(51)	(13)	52	(51)
Total comprehensive income/(loss)	(523)	133	(522)	(601)	993	(520)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	3	—	3
Total comprehensive income/(loss) attributable to controlling interest	$(523)	$133	$(522)	$(604)	$993	$(523)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$885	$715	$—	$1,600
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	355	326	—	681
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	221	242	—	464
Depreciation and amortization	—	—	142	33	—	175
Restructuring charges	—	—	4	15	—	19
Operating income/(loss)	(1)	—	163	99	—	261
Interest income	—	170	10	1	(179)	2
Interest expense	—	(93)	(176)	(9)	179	(99)
Foreign currency exchange transaction gains/(losses), net	—	—	1	(9)	—	(8)
Other income/(expense), net	—	—	(17)	18	—	1
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	77	(19)	100	—	157
Benefit/(provision) for income taxes	—	(17)	(9)	(33)	—	(59)
Equity in net income/(loss) of subsidiaries	97	47	125	—	(269)	—
Net income/(loss)	96	107	97	67	(269)	98
Less net income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Net income/(loss) attributable to controlling interest	96	107	97	65	(269)	96
Total other comprehensive income/(loss)	5	4	5	(6)	—	8
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	3	—	3
Total other comprehensive income/(loss) attributable to controlling interests	5	4	5	(9)	—	5
Total comprehensive income/(loss)	101	111	102	61	(269)	106
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$101	$111	$102	$56	$(269)	$101

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,659	$2,148	$—	$4,807
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,119	969	—	2,088
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	698	729	—	1,430
Depreciation and amortization	—	—	446	104	—	550
Impairment of goodwill and other long-lived assets	—	—	419	585	—	1,004
Restructuring charges	—	—	23	29	—	52
Operating income/(loss)	(3)	—	(46)	(268)	—	(317)
Interest income	1	565	30	4	(596)	4
Interest expense	—	(279)	(586)	(30)	596	(299)
Foreign currency exchange transaction gains/(losses), net	—	—	—	(10)	—	(10)
Other income/(expense), net	—	—	26	(24)	—	2
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(2)	286	(576)	(328)	—	(620)
Benefit/(provision) for income taxes	—	(77)	607	(205)	—	325
Equity in net income/(loss) of subsidiaries	(304)	146	(335)	—	493	—
Net income/(loss)	(306)	355	(304)	(533)	493	(295)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	11	—	11
Net income/(loss) attributable to controlling interest	(306)	355	(304)	(544)	493	(306)
Total other comprehensive income/(loss)	(56)	(13)	(56)	16	54	(55)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive income/(loss) attributable to controlling interests	(56)	(13)	(56)	15	54	(56)
Total comprehensive income/(loss)	(362)	342	(360)	(517)	547	(350)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	12	—	12
Total comprehensive income/(loss) attributable to controlling interest	$(362)	$342	$(360)	$(529)	$547	$(362)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,654	$2,203	$—	$4,857
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,089	1,009	—	2,098
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	690	758	—	1,451
Depreciation and amortization	—	—	403	101	—	504
Restructuring charges	—	—	36	72	—	108
Operating income/(loss)	(3)	—	436	263	—	696
Interest income	1	486	28	5	(514)	6
Interest expense	—	(276)	(504)	(29)	514	(295)
Foreign currency exchange transaction gains/(losses), net	—	—	—	(12)	—	(12)
Other income/(expense), net	—	(7)	103	(99)	—	(3)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(2)	203	63	128	—	392
Benefit/(provision) for income taxes	—	(43)	(29)	(70)	—	(142)
Equity in net income/(loss) of subsidiaries	242	132	208	—	(582)	—
Equity in net income/(loss) of affiliates	—	—	—	(1)	—	(1)
Net income/(loss)	240	292	242	57	(582)	249
Less net income/(loss) attributable to noncontrolling interests	—	—	—	9	—	9
Net income/(loss) attributable to controlling interest	240	292	242	48	(582)	240
Total other comprehensive income/(loss)	(70)	25	(70)	(98)	144	(69)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive income/(loss) attributable to controlling interests	(70)	25	(70)	(99)	144	(70)
Total comprehensive income/(loss)	170	317	172	(41)	(438)	180
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	10	—	10
Total comprehensive income/(loss) attributable to controlling interest	$170	$317	$172	$(51)	$(438)	$170

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$19	$368	$—	$389
Trade and other receivables, net	—	—	440	706	—	1,146
Prepaid expenses and other current assets	3	—	279	130	—	412
Intercompany receivables	4	1,632	283	57	(1,976)	—
Total current assets	9	1,632	1,021	1,261	(1,976)	1,947
Non-current assets						—
Property, plant and equipment, net	—	—	266	157	—	423
Operating lease right-of-use asset	—	—	210	215	—	425
Goodwill	—	—	5,102	871	—	5,973
Other intangible assets, net	—	—	4,410	501	—	4,911
Deferred tax assets	1	—	—	321	—	322
Other non-current assets	—	—	272	70	—	342
Equity investment in subsidiaries	2,120	1,285	3,077	—	(6,482)	—
Intercompany loans	25	8,838	873	102	(9,838)	—
Total assets	$2,155	$11,755	$15,231	$3,498	$(18,296)	$14,343
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$102	$455	$530	$—	$1,087
Deferred revenues	—	—	190	$126	—	316
Income tax liabilities	—	—	28	$46	—	74
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	55	236	$7	—	298
Intercompany payables	—	5	1,693	278	(1,976)	—
Total current liabilities	—	162	2,602	987	(1,976)	1,775
Non-current liabilities
Long-term debt and finance lease obligations	—	8,104	74	11	—	8,189
Operating lease liabilities	—	—	228	165	—	393
Deferred tax liabilities	—	71	927	70	—	1,068
Intercompany loans	—	—	8,965	873	(9,838)	—
Other non-current liabilities	—	30	315	220	—	565
Total liabilities	—	8,367	13,111	2,326	(11,814)	11,990
Total stockholders’ equity	2,155	3,388	2,120	974	(6,482)	2,155
Noncontrolling interests	—	—	—	198	—	198
Total equity	2,155	3,388	2,120	1,172	(6,482)	2,353
Total liabilities and equity	$2,155	$11,755	$15,231	$3,498	$(18,296)	$14,343

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$—	$79	$442	$—	$524
Trade and other receivables, net	—	1	377	740	—	1,118
Prepaid expenses and other current assets	—	3	234	124	—	361
Intercompany receivables	3	1,310	399	94	(1,806)	—
Total current assets	6	1,314	1,089	1,400	(1,806)	2,003
Non-current assets
Property, plant and equipment, net	—	—	303	165	—	468
Goodwill	—	—	5,531	1,456	—	6,987
Other intangible assets, net	—	—	4,545	479	—	5,024
Deferred tax assets	1	—	—	332	—	333
Other non-current assets	—	19	273	72	—	364
Equity investment in subsidiaries	2,815	1,232	1,936	—	(5,983)	—
Intercompany loans	25	8,822	2,220	105	(11,172)	—
Total assets	$2,847	$11,387	$15,897	$4,009	$(18,961)	$15,179
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$62	$541	$516	$—	$1,119
Deferred revenues	—	—	225	130	—	355
Income tax liabilities	—	—	20	56	—	76
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	54	46	7	—	107
Intercompany payables	—	—	1,408	398	(1,806)	—
Total current liabilities	—	116	2,240	1,107	(1,806)	1,657
Non-current liabilities
Long-term debt and finance lease obligations	—	8,170	95	15	—	8,280
Deferred tax liabilities	—	71	956	81	—	1,108
Intercompany loans	—	—	8,952	2,220	(11,172)	—
Other non-current liabilities	—	3	839	249	—	1,091
Total liabilities	—	8,360	13,082	3,672	(12,978)	12,136
Total shareholders’ equity	2,847	3,027	2,815	141	(5,983)	2,847
Noncontrolling interests	—	—	—	196	—	196
Total equity	2,847	3,027	2,815	337	(5,983)	3,043
Total liabilities and equity	$2,847	$11,387	$15,897	$4,009	$(18,961)	$15,179

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(8)	$63	$257	$284	$596
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(51)	(62)
Additions to property, plant and equipment and other assets	—	—	(26)	(32)	(58)
Additions to intangible assets	—	—	(229)	(55)	(284)
Other investing activities	—	—	(18)	—	(18)
Net cash used in investing activities	—	—	(284)	(138)	(422)
Financing activities:
Net borrowings under revolving credit facility	—	—	190	—	190
Repayments of debt	—	(43)	—	—	(43)
Increase/(decrease) in other short-term borrowings	—	—	—	(1)	(1)
Cash dividends paid to shareholders	(373)	—	—	—	(373)
Activity from share-based compensation plans	—	—	(5)	—	(5)
Proceeds from employee stock purchase plan	3	—	—	—	3
Finance leases	—	—	(40)	(4)	(44)
Settlement of intercompany and other financing activities	377	(20)	(178)	(196)	(17)
Net cash provided by/(used in) financing activities	7	(63)	(33)	(201)	(290)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(19)	(19)
Net increase/(decrease) in cash and cash equivalents	(1)	—	(60)	(74)	(135)
Cash and cash equivalents at beginning of period	3	—	79	442	524
Cash and cash equivalents at end of period	$2	$—	$19	$368	$389

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(2)	$15	$257	$242	$512
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(28)	(39)
Additions to property, plant and equipment and other assets	—	—	(34)	(32)	(66)
Additions to intangible assets	—	—	(262)	(43)	(305)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	4	4
Other investing activities	—	—	8	(5)	3
Net cash used in investing activities	—	—	(299)	(104)	(403)
Financing activities:
Net borrowings under revolving credit facility	—	—	204	—	204
Repayments of debt	—	(804)	—	(1)	(805)
Proceeds from the issuance of debt, net of issuance costs	—	781	—	—	781
Increase in other short-term borrowings	—	—	—	1	1
Cash dividends paid to stockholders	(370)	—	—	—	(370)
Repurchase of common stock	(70)	—	—	—	(70)
Activity under stock plans	23	—	(6)	—	17
Proceeds from employee stock purchase plan	4	—	—	—	4
Finance leases	—	—	(55)	(5)	(60)
Settlement of intercompany and other financing activities	416	8	(173)	(266)	(15)
Net cash provided by/(used in) financing activities	3	(15)	(30)	(271)	(313)
Effect of exchange-rate changes on cash and cash equivalents	—	—	1	(7)	(6)
Net increase/(decrease) in cash and cash equivalents	1	—	(71)	(140)	(210)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$3	$1	$(2)	$444	$446

16. Subsequent Events

On November 7, 2019, the Company announced the completion of its strategic review and its plan to spin-off the Company’s Global Connect business, creating two independent, publicly traded companies- the Global Media business and the Global Connect business. The proposed spin-off is subject to certain conditions, including, among others, the receipt of final Board of Directors approval, receipt of an opinion from counsel and/or ruling regarding the U.S. federal income tax treatment of the distribution, the effectiveness of a Form 10 registration statement to be filed with the Securities and Exchange Commission, the approval of the Company’s shareholders and works council consultations.

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

On November 3, 2019, our Board of Directors completed its strategic review and approved a plan to spin-off our Global Connect business, creating two independent, publicly traded companies - the Global Media business and the Global Connect business - each of which will have sharper strategic focus and greater opportunity to leverage its unique competitive advantages. The strategic review was led by James Attwood, who had taken on the role of Executive Chairman of the Board. With the strategic review concluded, he will return to his role as Chairman of the Board.

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

Leases

Effective January 1, 2019, we adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.6 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

All significant lease arrangements are generally recognized at lease commencement. Operating lease ROU assets and lease liabilities are recognized at commencement. ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for together.

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the nine months ended September 30, 2019, we paid cash consideration of $62 million associated with current period acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on our consolidated results of operations would not have been material.

For the nine months ended September 30, 2018, we paid cash consideration of $39 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on our consolidated results of operations would not have been material.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00 and $1.19 to €1.00 for the nine months ended September 30, 2019 and 2018, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2019	2018
Revenues	$1,616	$1,600
Cost of revenues, exclusive of depreciation and amortization shown separately below	694	681
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	467	464
Depreciation and amortization	186	175
Impairment of goodwill and other long-lived assets	1,004	—
Restructuring charges	5	19
Operating income/(loss)	(740)	261
Interest income	1	2
Interest expense	(100)	(99)
Foreign currency exchange transaction gains/(losses), net	(6)	(8)
Other income/(expense), net	(3)	1
Income/(loss) from continuing operations before income taxes	(848)	157
Benefit/(provision) for income taxes	380	(59)
Net income/(loss)	(468)	98
Net income/(loss) attributable to noncontrolling interests	4	2
Net income/(loss) attributable to Nielsen shareholders	$(472)	$96

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(IN MILLIONS)	2019	2018
Net income/(loss) attributable to Nielsen shareholders	$(472)	$96
Interest expense, net	99	97
(Benefit)/provision for income taxes	(380)	59
Depreciation and amortization	186	175
EBITDA	(567)	427
Other non-operating (income)/expense, net	13	9
Restructuring charges	5	19
Impairment of goodwill and other long-lived assets	1,004	—
Share-based compensation expense	13	1
Other items(a)	8	15
Adjusted EBITDA	$476	$471

(a)

Other items primarily consist of business optimization costs, including strategic review costs, for the three months ended September 30, 2019.  Other items primarily consists of business optimization costs and transaction related costs for the three months ended September 30, 2018.

Consolidated Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

Revenues increased 1.0% to $1,616 million for the three months ended September 30, 2019 from $1,600 million for the three months ended September 30, 2018, or an increase of 2.4% on a constant currency basis. Revenues within our Connect segment decreased 2.2%, or were flat on a constant currency basis. Revenues within our Media segment increased 3.9%, or an increase of 4.6% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 1.9% to $694 million for the three months ended September 30, 2019 from $681 million for the three months ended September 30, 2018, or an increase of 3.4% on a constant currency basis.

Costs within our Connect segment decreased 1.8%, or an increase of 0.3% on a constant currency basis.  The increase in cost of revenues for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to increases in retailer costs, partially offset by our productivity initiatives.

Costs within our Media segment increased 7.9%, or an increase of 8.7% on a constant currency basis.  Cost of revenues increased primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 0.6% to $467 million for the three months ended September 30, 2019 from $464 million for the three months ended September 30, 2018, or an increase of 2.6% on a constant currency basis.

Costs within our Connect segment decreased 2.7%, or a decrease of 0.4% on a constant currency basis. Selling, general and administrative expenses decreased on a constant currency basis primarily due to our productivity initiatives, partially offset by our continued investments in our services.

Costs within our Media segment increased 3.8%, or an increase of 4.9% on a constant currency basis. Selling, general and administrative expenses increased primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $186 million for the three months ended September 30, 2019, as compared to $175 million for the three months ended September 30, 2018. This increase was primarily due to higher depreciation and amortization expense associated with capital expenditures, partially offset by lower depreciation and amortization expense associated with assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $49 million for the three months ended September 30, 2019, as compared to $55 million for the three months ended September 30, 2018.

Impairment of Goodwill and other Long-Lived Assets

We recorded a non-cash impairment of goodwill and other long-lived assets charge of $1,004 million for the three months ended September 30, 2019. This charge was recorded within our Connect reporting unit.

Restructuring Charges

We recorded $5 million and $19 million in restructuring charges for the three months ended September 30, 2019 and 2018, respectively, primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives.

Operating Income

Operating loss for the three months ended September 30, 2019 was $(740) million as compared to operating income of $261 million for the three months ended September 30, 2018. Operating loss within our Connect segment was $964 million for the three months ended September 30, 2019 as compared to operating income of $36 million for the three months ended September 30, 2018. Operating income within our Media segment was $250 million for the three months ended September 30, 2019 as compared to $253 million for the three months ended September 30, 2018. Corporate operating expenses were $26 million for the three months ended September 30, 2019 as compared to $28 million for the three months ended September 30, 2018. Refer to the “Business Segment Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018” section for further discussion of our operating income.

Interest Expense

Interest expense was $100 million for the three months ended September 30, 2019, as compared to $99 million for the three months ended September 30, 2018.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.11 to €1.00 for the three months ended September 30, 2019 as compared to $1.16 to €1.00 for the three months ended September 30, 2018.

We realized net losses of $6 million and $8 million for the three months ended September 30, 2019 and 2018, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $3 million for the three months ended September 30, 2019, was primarily related to the loss on a consolidated business classified as held for sale, partially offset by certain non-service related pension transactions.

Other income, net of $1 million for the three months ended September 30, 2018, was primarily related to certain non-service related pension transactions.

Income Taxes

The effective tax rates for the three months ended September 30, 2019 and 2018 were a benefit of 45% and an expense of 38%, respectively. The tax rate for the three months ended September 30, 2019 was lower than the statutory rate as a result of the release of certain tax contingencies and the favorable impact of certain financing activities, partially offset by the unfavorable impact of goodwill impairment and the impact of tax rate differences in other jurisdictions where we file tax returns. The tax rate for the three months ended September 30, 2018 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, partially offset by the favorable impact of certain financing activities. The principal reason for the decrease in the third quarter effective tax rate in 2019 when compared to 2018 was due to the release of certain tax contingencies.

The estimated liability for unrecognized tax benefits as of December 31, 2018 was $572 million. We have concluded a number of audits in multiple jurisdictions throughout the year. Various statutes of limitation have also expired. This has resulted in a decrease of $421 million in these liabilities in the third quarter of 2019 for a total decrease of $476 million in these liabilities throughout 2019 with a corresponding reduction in our effective tax rate for the respective periods.

Adjusted EBITDA

Adjusted EBITDA increased 1.1% to $476 million for the three months ended September 30, 2019 from $471 million for the three months ended September 30, 2018, an increase of 1.7% on a constant currency basis. See “Results of Operations – Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	% Variance 2019 vs. 2018 Reported	Three Months Ended September 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Measure	$530	$545	(2.8)%	$532	(0.4)%
Predict/Activate	216	218	(0.9)%	214	0.9%
Connect Segment	$746	$763	(2.2)%	$746	0.0%

Audience Measurement	$621	596	4.2%	$593	4.7%
Plan/Optimize	249	241	3.3%	239	4.2%
Media Segment	$870	$837	3.9%	$832	4.6%
Total	$1,616	$1,600	1.0%	$1,578	2.4%

Connect Segment Revenues

Revenues decreased 2.2% to $746 million for the three months ended September 30, 2019 from $763 million for the three months ended September 30, 2018, or were flat on a constant currency basis. Revenues from Measure decreased 2.8% to $530 million, or a decrease of 0.4% on a constant currency basis. Revenues decreased due to declines in Developed Markets, partially offset by stronger performance in retail measurement services and improved trends in the Emerging Markets. Revenues from Predict/Activate decreased 0.9% to $216 million, or an increase of 0.9% on a constant currency basis. Revenues increased on a constant currency basis as a result of an improvement in custom analytics, partially offset by pressure in innovation.

Media Segment Revenues

Revenues increased 3.9% to $870 million for the three months ended September 30, 2019 from $837 million for the three months ended September 30, 2018, or an increase of 4.6% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 4.2%, or an increase of 4.7% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system, partly offset by pressure in local television measurement. Plan/Optimize revenues increased 3.3%, or an increase of 4.2% on a constant currency basis, primarily driven by growth at Gracenote, partially offset by pressure in Telecom.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2019 and 2018, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2019 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$(964)	$8	$57	$1,004	$4	$—	$109
Media	250	1	127	—	3	—	381
Corporate and Eliminations	(26)	(4)	2	—	6	8	(14)
Total Nielsen	$(740)	$5	$186	$1,004	$13	$8	$476

THREE MONTHS ENDED SEPTEMBER 30, 2018 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$36	$15	$57	$—	$3	$—	$111
Media	253	5	115	—	2	—	375
Corporate and Eliminations	(28)	(1)	3	—	(4)	15	(15)
Total Nielsen	$261	$19	$175	$—	$1	$15	$471

(1)

Other items primarily consists of business optimization costs, including strategic review costs, and transaction related costs for the three months ended September 30, 2019.  Other items primarily consists of business optimization costs and transaction related costs for the three months ended September 30, 2018.

(IN MILLIONS)	Three Months Ended September 30, 2019 Reported	Three Months Ended September 30, 2018 Reported	% Variance 2019 vs. 2018 Reported	Three Months Ended September 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$109	$111	(1.8)%	$107	1.9%
Media	381	375	1.6%	375	1.6%
Corporate and Eliminations	(14)	(15)	NM	(14)	NM
Total Nielsen	$476	$471	1.1%	$468	1.7%

Connect Segment Profitability

Operating loss was $964 million for the three months ended September 30, 2019 as compared to operating income of $36 million for the three months ended September 30, 2018. The decrease was primarily driven by the Connect goodwill impairment and the revenue performance mentioned above, partially offset by a decrease in restructuring charges for the three months ended September 30, 2019. Non-GAAP business segment income increased 1.9% on a constant currency basis.

Media Segment Profitability

Operating income was $250 million for the three months ended September 30, 2019 as compared to $253 million for the three months ended September 30, 2018. The decrease was driven primarily by an increase in depreciation and amortization expense, partially offset by the revenue performance discussed above and a decrease in restructuring charges for the three months ended September 30, 2019. Non-GAAP business segment income increased 1.6% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $26 million for the three months ended September 30, 2019 as compared to $28 million for the three months ended September 30, 2018. The decrease was primarily driven by a decrease in business optimization costs, transaction related costs, restructuring charges and depreciation and amortization expense, partially offset by an increase in share-based compensation expense for the three months ended September 30, 2019.

Results of Operations – Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2019	2018
Revenues	$4,807	$4,857
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,088	2,098
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,430	1,451
Depreciation and amortization	550	504
Impairment of goodwill and other long-lived assets	1,004	—
Restructuring charges	52	108
Operating income/(loss)	(317)	696
Interest income	4	6
Interest expense	(299)	(295)
Foreign currency exchange transaction gains/(losses), net	(10)	(12)
Other income/(expense), net	2	(3)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	(620)	392
Benefit/(provision) for income taxes	325	(142)
Equity in net income/(loss) of affiliates	—	(1)
Net income/(loss)	(295)	249
Net income/(loss) attributable to noncontrolling interests	11	9
Net income/(loss) attributable to Nielsen shareholders	$(306)	$240

Net Income/(Loss) to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(IN MILLIONS)	2019	2018
Net income/(loss) attributable to Nielsen shareholders	$(306)	$240
Interest expense, net	295	289
(Benefit)/provision for income taxes	(325)	142
Depreciation and amortization	550	504
EBITDA	214	1,175
Equity in net (income)/loss of affiliate	—	1
Other non-operating (income)/expense, net	19	24
Restructuring charges	52	108
Impairment of goodwill and other long-lived assets	1,004	—
Share-based compensation expense	39	21
Other items(a)	33	33
Adjusted EBITDA	$1,361	$1,362

(a)

Other items primarily consists of business optimization costs, including strategic review costs, and transaction related costs for the nine months ended September 30, 2019. Other items primarily consist of transaction related costs and business optimization costs for the nine months ended September 30, 2018.

Consolidated Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues

Revenues decreased 1.0% to $4,807 million for the nine months ended September 30, 2019 from $4,857 million for the nine months ended September 30, 2018, or an increase of 1.3% on a constant currency basis. Revenues within our Connect segment decreased 4.0%, or a decrease of 0.1% on a constant currency basis. Revenues within our Media segment increased 1.8%, or an increase of 2.7% on a constant currency basis. Refer to the “Business Segment Results for the Nine months Ended September 30, 2019 Compared to the Nine months Ended September 30, 2018” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 0.5% to $2,088 million for the nine months ended September 30, 2019 from $2,098 million for the nine months ended September 30, 2018, or an increase of 2.0% on a constant currency basis.

Costs within our Connect segment decreased 3.9%, or a decrease of 0.3% on a constant currency basis, primarily due to our productivity initiatives.

Costs within our Media segment increased 4.4%, or an increase of 5.4% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.4% to $1,430 million for the nine months ended September 30, 2019 from $1,451 million for the nine months ended September 30, 2018, or an increase of 1.6% on a constant currency basis.

Costs within our Connect segment decreased 4.0%, or an increase of 0.1% on a constant currency basis. Selling, general and administrative expenses increased on a constant currency basis primarily due to our continued global investments in our services.

Costs within our Media segment decreased 0.7%, or an increase of 0.9% on a constant currency basis. Selling, general and administrative expenses increased on a constant currency basis primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $550 million for the nine months ended September 30, 2019 as compared to $504 million for the nine months ended September 30, 2018. This increase was primarily due to higher depreciation and amortization expense associated with capital expenditures, partially offset by lower depreciation and amortization expense associated with assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $156 million for the nine months ended September 30, 2019 as compared to $167 million for the nine months ended September 30, 2018.

Impairment of Goodwill and other Long-Lived Assets

We recorded a non-cash impairment of goodwill and other long-lived assets charge of $1,004 million for the nine months ended September 30, 2019. This charge was recorded within our Connect reporting unit.

Restructuring Charges

We recorded $52 million and $108 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives for the nine months ended September 30, 2019 and 2018, respectively.

Operating Income

Operating loss for the nine months ended September 30, 2019 was $317 million as compared to operating income of $696 million for the nine months ended September 30, 2018. Operating loss within our Connect segment was $920 million for the nine months ended September 30, 2019 as compared to operating income of $51 million for the nine months ended September 30, 2018. Operating income within our Media segment was $701 million for the nine months ended September 30, 2019 as compared to $728 million for the nine months ended September 30, 2018. Corporate operating expenses were $98 million for the nine months ended September 30, 2019 as compared to $83 million for the nine months ended September 30, 2018. Refer to the “Business Segment Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018” section for further discussion of our operating income.

Interest Expense

Interest expense was $299 million for the nine months ended September 30, 2019 as compared to $295 million for the nine months ended September 30, 2018. This increase was primarily due to higher USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for the nine months ended September 30, 2019 as compared to $1.19 to €1.00 for the nine months ended September 30, 2018.

We realized net losses of $10 million and $12 million for the nine months ended September 30, 2019 and 2018, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other income, net of $2 million for the nine months ended September 30, 2019, was primarily related to certain non-service related pension transactions and a gain from the sale of an equity method investment, partially offset by the loss from a consolidated business classified as held for sale.

Other expense, net of $3 million for the nine months ended September 30, 2018, was primarily related to certain costs incurred in connection with the September 2018 debt refinancing as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain non-service related pension transactions.

Income Taxes

The effective tax rates for the nine months ended September 30, 2019 and 2018 were a benefit of 52% and an expense of 36%, respectively. The tax rate for the nine months ended September 30, 2019 was lower than the statutory rate as a result of the release of certain tax contingencies and the favorable impact of certain financing activities, partially offset by the unfavorable impact of goodwill impairment, the impact of tax rate differences in other jurisdictions where we file tax returns, and audit settlements. The tax rate for the nine months ended September 30, 2018 was higher than the statutory rate primarily as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, partially offset by the favorable impact of certain financing activities. The principal reason for the decrease in the effective tax rate in the nine months ended September 30, 2019 when compared to 2018 was due to the release of certain tax contingencies.

Adjusted EBITDA

Adjusted EBITDA decreased 0.1% to $1,361 million for the nine months ended September 30, 2019 from $1,362 million for the nine months ended September 30, 2018, an increase of 1.4% on a constant currency basis. See “Results of Operations – Nine months Ended September 30, 2019 Compared to the Nine months Ended September 30, 2018” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	% Variance 2019 vs. 2018 Reported	Nine Months Ended September 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Measure	$1,615	$1,668	(3.2)%	$1,599	1.0%
Predict/Activate	640	681	(6.0)%	658	(2.7)%
Connect Segment	$2,255	$2,349	(4.0)%	$2,257	(0.1)%

Audience Measurement	$1,848	$1,793	3.1%	$1,782	3.7%
Plan/Optimize	704	715	(1.5)%	704	0.0%
Media Segment	$2,552	$2,508	1.8%	$2,486	2.7%
Total	$4,807	$4,857	(1.0)%	$4,743	1.3%

Connect Segment Revenues

Revenues decreased 4.0% to $2,255 million for the nine months ended September 30, 2019 from $2,349 million for the nine months ended September 30, 2018, or a decrease of 0.1% on a constant currency basis. Revenues from Measure decreased 3.2% to $1,615 million, or an increase of 1.0% on a constant currency basis. Revenue growth on a constant currency basis was driven by strong performance in our retail measurement services and improved trends in the Emerging Markets. Revenues from Predict/Activate decreased 6.0% to $640 million, or a decrease of 2.7% on a constant currency basis. Revenues decreased as a result of softness in areas such as innovation and custom analytics.

Media Segment Revenues

Revenues increased 1.8% to $2,552 million for the nine months ended September 30, 2019 from $2,508 million for the nine months ended September 30, 2018, or an increase of 2.7% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 3.1%, or an increase of 3.7% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system, partly offset by pressure in local television measurement. Plan/Optimize revenues decreased 1.5%, or were flat on a constant currency basis.

Business Segment Profitability

NINE MONTHS ENDED SEPTEMBER 30, 2019 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$(920)	$34	$167	$1,004	$12	$—	$297
Media	701	11	378	—	9	—	1,099
Corporate and Eliminations	(98)	7	5	—	18	33	(35)
Total Nielsen	$(317)	$52	$550	$1,004	$39	$33	$1,361

NINE MONTHS ENDED SEPTEMBER 30, 2018 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-Based Compensation Expense	Other Items (1)	Non-GAAP Business Segment Income/(Loss)
Connect	$51	$85	$165	$—	$10	$—	$311
Media	728	19	333	—	7	—	1,087
Corporate and Eliminations	(83)	4	6	—	4	33	(36)
Total Nielsen	$696	$108	$504	$—	$21	$33	$1,362

(1)

Other Items primarily consists of business optimization costs, including strategic review costs, and transaction related costs for the nine months ended September 30, 2019. Other Items primarily consists of transaction related costs and business optimization costs for the nine months ended September 30, 2018.

(IN MILLIONS)	Nine Months Ended September 30, 2019 Reported	Nine Months Ended September 30, 2018 Reported	% Variance 2019 vs. 2018 Reported	Nine Months Ended September 30, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$297	$311	(4.5)%	$294	1.0%
Media	1,099	1,087	1.1%	1,083	1.5%
Corporate and Eliminations	(35)	(36)	NM	(35)	NM
Total Nielsen	$1,361	$1,362	(0.1)%	$1,342	1.4%

Connect Segment Profitability

Operating loss was $920 million for the nine months ended September 30, 2019 as compared to operating income of $51 million for the nine months ended September 30, 2018. The decrease was driven primarily by the Connect goodwill impairment and the revenue performance mentioned above, partially offset by lower restructuring costs for the nine months ended September 30, 2019. Non-GAAP business segment income increased 1.0% on a constant currency basis.

Media Segment Profitability

Operating income was $701 million for the nine months ended September 30, 2019 as compared to $728 million for the nine months ended September 30, 2018. The decrease was driven primarily by higher depreciation and amortization expense, partially offset by the revenue performance discussed above and lower restructuring charges for the nine months ended September 30, 2019. Non-GAAP business segment income increased 1.5% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $98 million for the nine months ended September 30, 2019 as compared to $83 million for the nine months ended September 30, 2018. The increase was driven primarily by higher share-based compensation expense and higher restructuring charges for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview

Cash flows from operations were $596 million for the nine months ended September 30, 2019 as compared to $512 million for the nine months ended September 30, 2018, an increase of $84 million primarily due to lower employee annual incentive payments and lower retailer investments, partially offset by working capital timing and higher income tax and interest payments.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2019 and 2018:

(IN MILLIONS)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net cash from operating activities	$596	$512
Cash and cash equivalents	$389	$446
Availability under revolving credit facility	$645	$631

Of the $389 million in cash and cash equivalents, approximately $347 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Weighted average interest rate	4.52%	4.55%
Cash paid for interest, net of amounts capitalized (in millions)	$250	$242

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

Financial Debt Covenants Attributable to The Nielsen Company B.V.

The Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) contains a financial covenant consisting of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of September 30, 2019, we were in full compliance with the financial covenant described above.

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

As of September 30, 2019 and 2018, we had $190 million and $204 million borrowings outstanding and had outstanding letters of credit of $15 million and $15 million, respectively. As of September 30, 2019, we had $645 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We remain committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividends policy by our Board of Directors (“Board”), under which we have paid $373 million and $370 million in cash dividends during the nine months ended September 30, 2019 and 2018, respectively. On November 3, 2019, the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening our balance sheet and providing added flexibility to invest for growth. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2018 and the nine months ended September 30, 2019.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35

On November 3, 2019, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on December 5, 2019 to shareholders of record at the close of business on November 21, 2019.

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

As of September 30, 2019, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the nine months ended September 30, 2019.

Cash Flows

Operating activities. Net cash provided by operating activities was $596 million for the nine months ended September 30, 2019, as compared to $512 million for the nine months ended September 30, 2018. This increase was primarily due to lower employee annual incentive payments and lower retailer investments, partially offset by working capital timing and higher income tax and interest payments. Our key collections performance measure, days billing outstanding (DBO), decreased by four days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $422 million for the nine months ended September 30, 2019, as compared to $403 million for the nine months ended September 30, 2018. The primary driver for the increase was higher acquisition payments and the addition of an equity investment, partially offset by lower capital expenditures during the nine months ended September 30, 2019 as compared to the same period for 2018.

Financing activities. Net cash used in financing activities was $290 million for the nine months ended September 30, 2019 as compared $313 million for the nine months ended September 30, 2018. The decrease in net cash used in financing activities was primarily due to the decrease in share repurchasing, as described in the “Dividends and Share Repurchase Program” partially offset by a decrease in net proceeds from debt issuances and repayments, a decrease in activity from share-based compensation plans and lower net borrowings from the revolving credit facility as compared to the same period for 2018.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $342 million for the nine months ended September 30, 2019 as compared to $371 million for the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

Leases

Effective January 1, 2019, we adopted the new lease accounting standard using the transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $0.5 billion (amount is net of lease incentives and ASC 420 cease-use liabilities) and corresponding operating lease liabilities of $0.6 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. See Note 5 (“Leases”) for further discussion.

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard gives companies the option to reclassify stranded tax effects caused by the US Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (“AOCI”) to retained earnings. The new standard became effective for us on January 1, 2019. We are electing to not reclassify stranded income tax effects of the TCJA from AOCI to retained earnings.

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

Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. An amended complaint was filed on June 21, 2019, asserting violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. We moved to dismiss the amended complaint on September 6, 2019. A second amended complaint was filed on September 27, 2019. We anticipate filing a renewed motion to dismiss in the coming months. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of our motion to dismiss the aforementioned securities litigation. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 42% of our revenues and operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2019. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

We recorded a net loss of zero and $1 million for the nine months ended September 30, 2019 and 2018, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of September 30, 2019 and December 31, 2018, the notional amounts of outstanding foreign currency derivative financial instruments were $122 million and $76 million, respectively.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2019:

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

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2019, we had $4,139 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $21 million ($41 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other defendants, including former Chief Operating Officer Stephen Hasker, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. An amended complaint was filed on June 21, 2019, asserting violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. We moved to dismiss the amended complaint on September 6, 2019. A second amended complaint was filed on September 27, 2019. We anticipate filing a renewed motion to dismiss in the coming months. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of our motion to dismiss the aforementioned securities litigation. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than as set forth below, which, along with the Risk Factors previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

We have suffered losses due to goodwill impairment charges in the past and could do so in the future.

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the third quarter of 2019, we recorded a goodwill impairment charge of approximately $1.0 billion. Subsequent to the recognition of this impairment, we had goodwill and intangible assets of $10,884 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

The proposed separation of Nielsen Global Connect is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not it is completed.

On November 3, 2019, our Board of Directors completed its strategic review and approved a plan to spin-off our Connect business, creating two independent, publicly traded companies. As independent, publicly traded companies, each business will be smaller and less diversified with a narrower business focus and may be more vulnerable to changing market conditions. The proposed spin-off is subject to certain conditions, including, among others, the receipt of final Board of Directors approval, receipt of an opinion from counsel and/or ruling regarding the U.S. federal income tax treatment of the distribution, the effectiveness of a Form 10 registration statement to be filed with the Securities and Exchange Commission, the approval of the Company’s shareholders and works council consultations. These conditions, among other factors, could delay or prevent the completion of the proposed spin-off on the terms or the timeline that we announced, if at all.  We will incur significant expenses in connection with the spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of our business operations and other initiatives. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our businesses. We may experience negative reactions from the financial markets if we do not complete the spin-off in a reasonable time period. Even if the proposed spin-off is completed, we may not realize some or all of the anticipated benefits from the spin-off and the spin-off may in fact adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock for the three months ended September 30, 2019.

Purchases of Equity Securities by the Issuer

There were no share repurchases for the three months ended September 30, 2019.

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

10.1√

Amendment Number One, dated as of July 1, 2019 and effective as of January 1, 2019, by and between TATA America International Corporation and TATA Consultancy Services Limited (jointly, “TCS”) and The Nielsen Company (US), LLC (“Nielsen”), to the Second Amended and Restated Master Services Agreement, dated as of January 1, 2017, among TCS and Nielsen (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 31, 2019 (File No. 001-35042)).

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (vi) the Notes to Condensed Consolidated Financial Statements and (vii) the cover page. - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and included in Exhibit 101)

*	Filed or furnished herewith
√	Certain identified information has been omitted from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

Nielsen Holdings plc (Registrant)

Date: November 7, 2019	/s/ David J. Anderson
David J. Anderson Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)