Form 10-K
period 2019-12-31
Nielsen Holdings plc
filed 2020-02-27
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2019, the last day of business of our most recently completed second fiscal quarter, was $8,033 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $20.60 per share.

There were 356,368,888 shares of the registrant’s Common Stock outstanding as of January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2020 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Background and Business Overview

We are a leading global measurement and data analytics company. We provide clients with a comprehensive understanding of what consumers watch and what they buy and how those choices intersect.  We deliver critical media and marketing information, analytics and manufacturer and retailer expertise about what and where consumers buy and what consumers read, watch and listen to (consumer interaction across the television, radio, print, online, digital, mobile viewing and listening platforms) on a local and global basis. Our measurement and analytical services help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries and our services cover more than 90 percent of the globe’s GDP and population.  We have significant investments in resources and associates all over the world, including in many emerging markets, and hold leading market positions in many of our services and geographies. Based on the strength of the Nielsen brand, our scale and the breadth and depth of our solutions, we believe we are the global leader in measuring and analyzing consumer behavior in the segments in which we operate.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For nearly a century, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. In January 2011, our Company consummated an initial public offering of our common stock and our shares started trading on the New York Stock Exchange under the symbol “NLSN”. On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publicly traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger.

Prior to February 2019, we were aligned into two reporting segments: what consumers buy (“Buy”) and what consumers read, watch and listen to (“Watch”). In February 2019, we realigned our business segments from Buy and Watch to Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”). Each segment operates as a complete unit—from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. Our Connect and Media segments are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. Our segments each consist of two categories: Measure and Predict / Activate in Connect and Audience Measurement and Plan / Optimize in Media.  These categories are based on our core measurement platforms in both Connect and Media, while Predict / Activate and Plan / Optimize are designed to build on our measurement capabilities to enhance client decision-making. These changes better align our external view to our go-forward internal view. Our reportable segments are stated on the new basis and such changes were applied retrospectively. The impact of these changes did not have a material impact on our consolidated financial statements or segment results.

We help our clients enhance their interactions with consumers and make critical business decisions that we believe positively affect their sales and profitability. Our data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflow. Our long-term client relationships are made up largely of multi-year contracts and high contract renewal rates. The average length of relationship with our top ten clients, which include NBC Universal/ Comcast Corporation, The Coca-Cola Company, Nestle S.A., The Procter & Gamble Company and CBS, is more than 30 years. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Connect and Media segments.

Our Connect segment provides measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and analytical services to businesses in the consumer packaged goods (“CPG”) industry. According to Deloitte, the aggregate retail revenue of the Top 250 global retailers approached $4.5 trillion in 2017.  Our Connect services also enable our clients to better manage their brands, uncover new sources of demand, manage their supply chain issues, launch and grow new services, analyze their sales, drive merchandising efficiency and effectiveness in-store and improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Our broad coverage focuses not only on this modern class of global retailer but also the thousands of traditional trade retailers that have significant presence in emerging markets. Within our Connect segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States (“U.S.”), Canada, Western Europe, Japan, South Korea and Australia while emerging markets primarily include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Connect segment represented approximately 47% of our consolidated revenues in 2019.

Our Media segment provides viewership and listening data and analytics primarily to the media and advertising industries for television, radio, digital and mobile viewing and listening platforms. Our Media data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. Only Nielsen provides a fair playing field for the business of media. Our unbiased metrics create the shared understanding of the industry required for markets to function. We are the One Media Truth. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising, including Linear TV, print, radio, out-of-home, cinema, and digital (i.e, search, online video, social media, and mobile platforms) is projected to reach $670 billion by 2020. Our Media data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content and by our advertising clients to plan, transact, and optimize their media spending. In our Media segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace. According to eMarketer, U.S. TV ad spending is expected to be $70 billion in 2019. Including the U.S., our technology is used to measure television viewing in 34 countries. We also measure markets that account for approximately 70% of global TV ad spend and offer measurement and analytic services in 57 countries, including the U.S., where we are the market leader. Our ratings are also the primary metrics used to determine the value of programming and advertising in the U.S. radio advertising marketplace.  According to eMarketer, U.S. Radio ad spend is expected to be $13.9 billion in 2019. Lastly, our ratings are used by 23 of the top 25 Global Advertisers for digital campaigns to help determine the value of advertising in the premium Digital Video Marketplace. According to eMarketer, U.S. Digital ad revenues rose to approximately $129 billion in 2019. Our Media segment represented approximately 53% of our consolidated revenue in 2019.

On November 3, 2019, our Board of Directors completed its strategic review and approved a plan to spin-off Connect, creating two independent, publicly traded companies. As independent, publicly traded companies, each business will be smaller and less diversified with a narrower business focus and may be more vulnerable to changing market conditions. The proposed spin-off is subject to certain conditions, including, among others, the receipt of final Board of Directors approval, receipt of an opinion from counsel and/or ruling regarding the U.S. federal income tax treatment of the distribution, the effectiveness of a Form 10 registration statement to be filed with the Securities and Exchange Commission, the approval of the Company’s shareholders and works council consultations.

Services and Solutions

What Consumers Buy

Our Connect segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the CPG industry. Within our Connect segment, in 2019, 62% of revenues came from Developed markets and 38% came from Emerging markets. For the year ended December 31, 2019, revenues from our Connect segment represented approximately 47% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five segment clients represented approximately 16% of our segment revenues for the year ended December 31, 2019 and the average length of relationship with these same clients is over 30 years. No single client accounted for 5% or more of our Connect segment revenues in 2019.

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

The advancements in technology that underpin these changes also hold opportunities. There has been a proliferation in the amount of data to help understand consumers better, reach them in a more personal way and make smarter, more actionable decisions. Harnessing this complex and varied amount of data demands new approaches and connectivity. Our clients need to:

•	know their consumers and shoppers even better
•	move faster
•	align their teams and vendors
•	win in omni-channel
•	make smarter decisions and investments

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

•

Open: The system makes it easy to integrate data from any source and equally easy to extract data to be used in other systems. The system also supports a Connected Partner Program - an ecosystem of companies serving CPG/retail and incorporating Nielsen data in their solutions which makes it easy for clients to connect their network of partners.

•	Simple: Intuitive design and alerts makes the system simple to use while focusing on the user’s key performance indicators. Analytics are presented to the user in a way that is easy to interpret.
•	Flexible: Utilities in the platform allow clients to enrich data, produce customized views and plug in their own tools and applications.
•

Actionable: Supporting an ecosystem of applications from Nielsen and partners so that clients can focus on execution. Guided workflows make collaboration across teams (and suppliers) quicker and smoother.

For our clients this means:

•	One version of the truth across the enterprise through integrated data
•	Teams that are connected and informed of the actions of other teams
•	Access to analytics that are at the center of everyday decisions
•	A cost-efficient approach that delivers profitable growth

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

Our consumer panels collect data from more than 250,000 household panelists across 24 countries, using a combination of in-home scanners and a mobile application to record purchases from each shopping trip. In the U.S., for example, a demographically balanced set of approximately 100,000 households participate in the panel. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports.  Clients may access these databases to perform analyses.

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

Using our comprehensive and granular data, along with advanced modeling techniques and propriety AI, Nielsen provides our clients with the analysis that can identify trends, provide real-time insights and even predict the future. We answer our clients most pressing questions - including what innovative products to build, where to place, how to price and when to promote. With these answers, we help clients influence purchase decisions that shoppers make whether it be pre-store, in-store or online, and provide insights on how to market effectively along a shopper’s path to purchase. We also help clients drive profitable brand and store growth using demand-driven strategies that close the gap between consumer demand and sales.

What Consumers Watch

Our Media segment provides viewership and listening data and analytics primarily to the media and advertising industries across the television, radio, print, online, digital and mobile viewing and listening platforms. For the year ended December 31, 2019, revenues from our Media segment represented approximately 53% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 80% of the segment’s revenue base for the upcoming year is committed under existing agreements. Our top five clients represented approximately 20% of segment revenues for the year ended December 31, 2019 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 5% or more of our Media segment revenues in 2019.

We have aligned our Media solutions across the key activities of Content Discovery, Planning, Activation, and Audience and Outcomes Measurement.

Content Discovery

Gracenote, a Nielsen company, is a leading entertainment data and technology provider. At its core, Gracenote helps connect people with the digital entertainment they love. Its deep descriptive metadata across music, video and sports helps power advanced navigation, search and discovery experiences for media companies, consumer electronics manufacturers, automakers, cable and satellite TV operators and OTT services.

Gracenote’s best-in-class metadata, services and technologies let customers make media more accessible to and discoverable by audiences across all platforms, products and services. Applying a balance of AI-powered techniques and human editors, Gracenote creates, collects, normalizes and intelligently organizes the world’s entertainment data across TV shows, movies, celebrities, sports, teams, athletes, artists, albums and tracks. Its global entertainment data portfolio features descriptions of more than 100 million music tracks, TV listings across 87 countries plus factual data and imagery for tens of millions of video programs, as well as statistics for 4,500 sport leagues and competitions. Additionally, Gracenote powers the infotainment experience in more than 120 million automobiles around the world.

Planning

Nielsen has a portfolio of solutions that enable clients to create optimized media plans to reach their desired audiences.

Nielsen Ad Intel provides competitive advertising intelligence across traditional and digital media in 35 markets around the globe and can provide information for more than 80 markets globally.  By providing ad campaign brand details, audience exposure and estimated advertising spend data, we furnish clients with unique insights for competitive brand and advertising creative activity, for shifts in advertising spend among media types, channels and brands, and for advertising sales lead generation.  In the U.S., Ad Intel determines the commercial minutes for the national television currency.  Internationally, clients utilize Ad Intel’s ad spend as a secondary measure to the television currency.  Furthermore, Ad Intel’s brand schedules form the basis for many other Nielsen products and services.

Nielsen Media Impact is an omni-channel planning system, providing insights about target audiences across platforms and devices, to optimize media plans to achieve advertising campaign objectives.  Nielsen Media Impact is a tool for understanding how various media can be used together most effectively in a media plan to achieve reach, frequency and brand or sales impact.   With Media Impact, clients can identify the most effective channels for messaging to consumers, optimize channel mix with reach and impact, quantify impact by media channel and leverage impact data to improve tactical planning.  In the U.S., Nielsen Media Impact is fueled by Total Media Fusion, a granular, comprehensive data set of audiences and media behaviors across TV, digital, radio, print, digital place based and cinema, designed specifically for media planning and analytics.  Nielsen Media Impact is a tool for media agencies, advertisers and media owners and is currently available in 11international markets, with more planned for 2020. Local Nielsen Media Impact, a local planning system, is available in 44 markets within the U.S. with additional U.S. markets planned for 2020. Local Nielsen Media Impact utilizes Local Media Fusion, a respondent level data set of audiences and media behaviors across TV and radio at the local market level.

In addition to the services described above, we also provide qualitative information about consumers, including their lifestyles, shopping patterns, and use of media in local markets and across the U.S. We market these services to customers of our syndicated radio and television ratings services who wish to demonstrate the target ability and value of their audience. We also market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, including newspapers; advertising agencies; the advertising sales organizations of local cable television companies; national cable and broadcast television networks; out-of-home media sales organizations; sports teams and leagues; marketers and advertisers.

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

We currently provide syndicated local qualitative measurement in 208 U.S. markets, as well as Puerto Rico.

Activation

We offer over 25,000 syndicated segments representing different demographics, psychographics, media consumption and buying behavior along with thousands of additional custom segments.  From top funnel insights, describing demographics, economic and job related parameters, to mid funnel insights describing content that viewers have expressed interest in, such as TV shows watched, restaurants dined at, stores shopped, etc. to insights on expressed intent.  These audiences describe individuals with high propensity of exhibiting future behaviors such as purchasing a specific car model, a financial product, airline tickets, and more.

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

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the Average Commercial Minute (ACM) ratings, which is a measure of how many people watch commercials during live and time-shifted viewing, through 3 days ("C3"), 7 days ("C7"), and up to 35 days (“C35”). The C3 and C7 ratings are the primary metrics for buying and selling advertising on national broadcast television.

Our technology is used to measure television viewing in 34 countries outside the U.S., including Sweden, Mexico, South Korea, Thailand, New Zealand, Australia, Indonesia, Italy and Poland. The international television audience measurement industry operates on a different model than in the U.S. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which is designated the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

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

We have developed our electronic Portable People MeterTM (“PPM®”) technology, which we deploy across many of our customer offerings and have licensed to other media information services companies to use in their media audience ratings services in countries outside of the U.S. We have commercialized our PPM ratings service in 48 of the largest radio markets in the U.S. Nielsen's PPM technology is also used commercially for National TV Out-of-Home, as well as integrated into Local TV measurement in 2019 in 44 local markets.

Digital Audience Measurement

We are a global provider of digital media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings in the various markets in which we operate to provide digital publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Through a combination of patented panel and census data collection methods, we measure and study the internet surfing, online buying, and video viewing (including television content) of digital audiences. In addition to measuring overall internet usage, Nielsen is the only company that has a Media Ratings Council (“MRC”) accredited age and gender people measurement across its U.S. Digital Ad Ratings and U.S. Digital in TV Ratings Services; Digital Content Ratings leverages the same privacy-protected MRC-accredited methodology as Nielsen Digital Ad Ratings. Nielsen’s Digital Ad Ratings are now in 35 countries, with Israel being the latest market to launch.

Since 2010, Nielsen has been providing innovative census measurement in cooperation with third party data enrichment providers such as Facebook. Digital Ad Ratings provides age and gender audience demographics, with key metrics such as reach, frequency, GRPs and on-target percentage. Our digital content metrics are consistent with TV and cover audience metrics such as reach and average audience, views, time spent and frequency.

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

Nielsen Total Audience Measurement

Consumer choice is driving how content is viewed, and it is fundamentally changing the business of TV, advertising, and measurement. We are connecting all of our video measurement capabilities together in a comprehensive solution covering clients “total audience” for content and campaigns across all consumer access points.  We are also providing the industry’s first comparable metrics, which provides true comparability across TV & Digital.  These metrics have been developed to enable more flexible business models that support both linear and dynamic models of delivering ads and content in which the industry can choose on how best to leverage to transact billions of advertising transactions against.  Total Content Ratings combines the total audience for a program or content across platforms and ad loads, including Subscription Video on Demand (“SVOD”).  Total Ad Ratings includes ratings for ads across TV and digital platforms, coupling Digital Ad Ratings data with Nielsen TV Ratings data to deliver accurate reporting of audiences across screens.

Advanced Video Advertising

At a time when linear TV viewership is experiencing seismic shifts, Nielsen intends to bring a complete addressable advanced video advertising platform to market, enabling real time targeted ad replacement in live linear TV across connected, enabled Smart TVs. Nielsen is currently in the beta phase of its Addressable TV Ad platform roll-out. This is a first step towards unlocking the potential of linear addressable TV advertising with programmer clients who will help us gather valuable feedback to allow for continued developments and enhancements of the solution, and prepare for commercial launch in the second half of 2020.

We believe Nielsen’s Addressable TV Ad platform will provide benefits across the entire media chain, from ad detection and replacement, to campaign and inventory management and ad decisioning and forecasting tools aimed at yield optimization. The Nielsen Addressable TV Ad platform is intended to be integrated across all Smart TV brands and into all existing broadcast infrastructures and agency workflows to unlock the full value of linear.

By unlocking addressable inventory, we believe media sellers will enable maximum delivery of ROI to advertisers across both linear and addressable TV impressions. Programmers should be able to establish whether certain addressable ad loads are open to single or multiple advertisers, and manage campaign pacing. Our open and flexible approach is intended to also allow brands and agencies to ingest various third-party data sets to create target audiences, upload ad creative and manage ad budgets, pricing, pacing and frequency capping through the platform.

Nielsen Brand Effect

Nielsen Digital Brand Effect allows the entire digital media ecosystem, including advertisers, agencies and media owners, to collaborate to validate and optimize advertising spend in real time. We use brand lift metrics to quantify the effectiveness of advertising and determine “resonance” or the extent to which a specific campaign has shifted consumer perception against its primary marketing objective, including awareness, attitudes, favorability, intent and preference. Additionally, our Expanded View module provides in-depth creative diagnostics to understand the “why” behind the “what.” These services provide clients with a holistic assessment of their digital marketing and strategic insight into how to improve it.

Nielsen Social Content Ratings

Nielsen Social Content Ratings® (“SCR”) is the leading provider of social engagement and video performance measurement for TV networks, agencies and advertisers. With social media transforming the traditional TV viewing experience, SCR provides the most complete view of consumer trends and habits, helping the industry measure, understand and act on social TV. In addition to measuring Facebook, Instagram and Twitter interactions around series, specials and televised sports events, SCR also includes always-on measurement of social conversations about sports. With this solution, clients can leverage fully syndicated metrics for benchmarking and social performance insights across networks, programs, teams, and leagues. Metrics are available via a syndicated dashboard in the US, Italy, Australia, and Mexico. Measurement includes all televised programming from the most popular broadcast and cable networks, original programming from SVOD providers and TV insights related to consumer brands and theatrically released movies. In 2019, SCR introduced View Count metrics, expanded measurement of Instagram talent accounts and became the industry's exclusive provider of social performance insights for sports around televised games and outside the linear window.

NCSolutions & Nielsen Buyer Insights

Nielsen has the most comprehensive Advertising Effectiveness Measurement in the industry.  We have pioneered the transition of demographic only insights to purchase behavior enhanced metrics.  Through these industry leading ventures, Nielsen delivers the broadest and deepest coverage of ROI and Media Planning across various industries, including, but not limited to, CPG, Restaurant, Retail, Travel and Pharmacy. Nielsen delivers on the deepest granular insights down to the merchant and UPC level (where applicable) against single source matched, demographically accurate viewership data.  NCSolutions (“NCS”), our joint venture with Catalina Marketing Corporation (“Catalina”), and Nielsen Buyer Insights product suites are utilized by every major media company in the U.S. for Upfronts, research, industry events and everyday negotiations.

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

Outcomes Measurement

Nielsen’s outcome measurement solutions deliver the ROI metrics marketers need to improve strategic planning decisions and optimize tactics with data driven insights. Working across industries like CPG, Retail, Automotive, Travel, Financial Services, and more, Nielsen delivers the broadest and deepest coverage of ROI in the industry with unmatched speed, data access and channel coverage.

Nielsen Marketing Mix Modeling enables companies of all sizes to understand past trends, predict the future effect of marketing tactics on sales and optimize budget allocation across channels, brands and regions.

Nielsen Attribution collects person-level performance data from addressable marketing channels and devices. Advanced analytic models measure the influence of every addressable channel and granular tactic on multiple success metrics and key audience segments. With some models updated as often as daily, marketers use near real-time data to optimize marketing tactics and media spend allocation while campaigns are still in-flight.

Nielsen Campaign Lift makes a direct connection between the media people consume and the products they buy. We offer the only solution on the market that uses credit and debit sales data, loyalty card data and/or store data to measure campaign performance. Campaign Lift allows marketers to measure how exposure to advertising impacts consumer purchase behavior, including average spend, trip frequency and more, to maximize the revenue outcome of advertising initiatives.

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

Global Scale and Brand. We provide a breadth of information and insights about consumers covering approximately 90 percent of all population and GDP globally.  In our Connect segment, we track billions of sales transactions per month in retail outlets in more than 100 countries around the world. We also have approximately 250,000 household panelists across 25 countries. In our Media segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace. According to eMarketer, U.S. TV ad spend is expected to be $70 billion in 2019. We believe our footprint, independence, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expand. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Connect segment, our clients include the largest CPG and merchandising companies in the world such as The Coca-Cola Company, Nestle S.A., and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Tesco, and Walmart. In our Media segment, our client base includes leading broadcast, radio, cable and internet companies such as CBS, Discover Inc., Disney/ABC/Fox, Facebook, Google, Microsoft, NBC Universal/Comcast, Fox Corporation, Time Warner, Univision and Yahoo!; leading advertising agencies such as WPP, IPG, Omnicom, and Publicis; leading telecom companies such as AT&T, Verizon, and Sprint; and leading automotive companies such as Ford, Toyota and Renault. The average length of relationship with our top 10 clients across both our Connect and Media segments is more than 30 years. In addition, due to our growing presence in emerging markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

Enhanced Data Assets and Measurement Science. Our extensive portfolio of transactional and consumer behavioral data across our Connect and Media segments enables us to provide critical information to our clients. For decades, we have employed advanced measurement methodologies that yield statistically accurate information about consumer behavior while having due regard for their privacy. Our particular expertise in panel measurement includes a proven methodology to create statistically accurate research insights that are statistically representative of designated audiences. This expertise is a distinct advantage as we extrapolate more precise insights from emerging large-scale census databases to provide greater granularity and segmentation for our clients. We continue to enhance our core competency in measurement science by improving research approaches and investing in new methodologies. We have also invested significantly in our data architecture to enable the integration of distinct large-scale census data sets including those owned by third parties. We believe that our expertise, established standards and increasingly granular and comprehensive data assets provide us with a distinct advantage as we deliver more precise insights to our clients.

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends across our Connect and Media businesses.

In Media, we are investing in our total audience measurement framework, connecting all of our video, audio, and text measurement capabilities across digital and television platforms for both ad campaigns (Total Ad Ratings) and content (Total Content Ratings) across all consumer access points.  These measurement offerings allow content providers and advertisers to understand their true reach across and among all platforms using a combination of Nielsen's gold standard panels and census-based measurement.  We have also taken a “total” approach to Ad Intel by partnering with a global data provider to add digital data into the service alongside TV, radio and print.  We are working with our clients to help maximize the value of the data we give to them by allowing them to evaluate new distribution options (e.g., the Apple TV, Roku, Game Console breakout) as well as understanding the true impact and audiences of their content when sent to SVOD. The continued expansion of our Nielsen campaign ratings service provides “reach” metrics for TV and digital campaign ratings, and can offer advertisers and media companies a unique measurement of unduplicated audiences for their advertising and programming across television and online viewing.

Nielsen is also incorporating large census-level data into all of its services and products.  We have been using Return Path Data in different areas of Nielsen over the last five years, for example, in Digital Ad Ratings and Digital Content Ratings along with our marketing effectiveness/ROI services.  Nielsen has incorporated Return Path Data for Local Television in 164 local markets, as well as the inclusion of PPM in 44 markets. This resulted in the retirement of the use of paper diaries for TV audience measurement in 2018. In 2019 Nielsen completed a multi-year effort to transform local TV measurement in all 208 markets. Due to the significant deficiencies in this data, Nielsen’s Data Science teams have created a number of statistical models to correct for all of the limitations of this data, including how to calibrate and validate against it which enables us to continue to produce quality person’s based ratings for the marketplace.

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

Nielsen is the premier global provider of analytics and insights in sport sponsorships.  Nielsen Sports America provides critical data about the value of sponsorships to help clients make better, smarter business decisions.

While technology is changing the path to purchase and generating massive volumes of data to sift through, Nielsen is helping our clients navigate this changing landscape and answer critical questions through Nielsen Connect. Nielsen Connect is an open, cloud-based platform which allows clients to quickly determine what’s happened to their business, the reason behind sales and share changes and then what they should do next through analytic apps that support everyday decisions around innovation, distribution, price, promotion and media.  Retail and manufacturer clients will both have access to Nielsen Connect enabling a high degree of collaboration.  We have also further enhanced our information and analytics delivery platform, Nielsen Answers On Demand, to enable the management of consumer loyalty programs for retail clients.

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

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading services that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with leading technology partners such as Microsoft, IBM, Tata Consultancy Services and other technology providers, which allows for greater quality in client offerings and efficiency in our global operations.

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

Consumers are looking for greater value. When it comes to the products consumers choose to buy, the consideration set has grown. Access to information and technology have transformed the way brands can build trust with and appeal to consumers, as exemplified by the rise in omnichannel shopping and the demand for personalized shopper experiences.. Today, consumers desire products that meet very specific needs. This increased focus on product attributes is causing manufacturers, retailers and media companies to re-evaluate brand positioning, value propositions and factors that drive loyalty. We believe companies will increasingly look to our broad range of consumer purchasing insights and analytics to more precisely and effectively measure consumer behavior and target their products and marketing offers to meet the right combination of needs.

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

Continue to grow in emerging markets

Emerging markets (measured in our Connect segment) comprised approximately 38% of our 2019 Connect segment revenues (18% of our 2019 consolidated revenues) and we believe represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Key elements of our strategy include:

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

Continue to develop innovative services

We intend to continue evolving our service portfolio to provide our clients with comprehensive and advanced solutions. The key elements of our strategy are as follows:  Open, Connected, Useful, and Personal:

•	Open
○	Expanding third party data partnerships to provide broader coverage and deeper granularity
○	Making Nielsen market data available to authorized users via Application Programming Interface
○	Enabling third party development of apps that leverage Nielsen data across our Nielsen Marketing Cloud and Nielsen Connect
•	Connected
○	Integrating Nielsen data and tools into client workflows and tech stacks
○	Enabling the inclusion of client datasets
•	Useful
○	Moving from custom/manual analytics and canned reports toward “always on” analytics that enable clients to make decisions closer to real time
○	Ensuring that our tools are intuitive and effective in executing the client’s work
○	Becoming a leader in software usability
•	Personal
○	Designing solutions that solve for specific client personas and use cases
○	Connecting Nielsen and third party datasets to provide a 360 degree view of the consumer
○	Delivering capabilities that enable our clients to personalize their own products and services

These strategies are directly reflected in the Nielsen Total Audience, Nielsen Marketing Cloud and Nielsen Connect.

Continue to attract new clients and expand existing relationships

We believe that substantial opportunities exist to both attract new clients and to increase our revenue from existing clients. Building on our deep knowledge and the embedded position of our Connect and Media segments, we expect to sell new and innovative solutions to our new and existing clients, increasing our importance to their decision making processes.

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

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing six primary data centers in four countries around the world. We also use Amazon Web Services from Amazon and Azure from Microsoft for cloud based infrastructure. Our global database has unlimited capacity and we are currently housing approximately 1.4 petabytes of information, with our Connect segment processing approximately 125 billion purchasing data points each month in 2019, our Media segment processing approximately 200 billion tuning and viewing records (across panel and census data) each month in 2019 and our Nielsen Marketing Cloud platform processing 5 trillion events each month in 2017. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as Tata Consulting Services and other technology providers.

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

Employees

As of December 31, 2019, we employed approximately 46,000 people worldwide. Approximately 15% of our employees are covered under collective bargaining agreements and an additional 12% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We actively invest in our employee relations and believe they are solid. We are committed to treating employees in a way that respects and protects their human rights everywhere we operate around the world.

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

What Consumers Buy

While we do not have one global competitor in our Connect segment, we face numerous competitors in various areas of our service in different markets throughout the world. Competition includes companies specializing in marketing research, in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies, and consulting and accounting firms. In retail measurement, our principal competitor in the U.S. is Information Resources, Inc., which is also present in some European and Asia/Pacific markets. Our retail measurement service also faces competition in individual markets from local companies. Our consumer panel services and analytics services have many direct and/or indirect competitors in all markets around the world including in selected cases, GfK, Ipsos, Kantar and local companies in individual countries.

What Consumers Watch

While we do not have one global competitor in our Media segment, we face numerous competitors in various areas of our operations in different markets throughout the world. We are the clear market leader in U.S. television audience measurement; however, there are many emerging players and technologies that will increase competitive pressure. Numerous companies such as, comScore are attempting to provide alternative forms of television audience measurement using, inter alia, set-top box data and panel-based measurement. Our principal competitor in television audience measurement outside the U.S. is Kantar, with companies such as GfK and Ipsos also providing competition in select individual countries.

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

Global Responsibility and Sustainability

Through responsible, sustainable business practices and our commitment to giving back, we care for the communities and markets where we live and operate our business. Our Global Responsibility and Sustainability strategy includes all environmental, social and governance (ESG) issues that affect our business, operations, supply chain, and all internal and external stakeholders.

The Board of Directors’ Nomination and Corporate Governance Committee oversees these issues. In addition to our Global Responsibility and Sustainability team, we also manage relevant risks and opportunities through various internal engagement channels, including Global Citizenship and Sustainability Council, our Human Resources Sustainability Council and our Technology and Operations Sustainability Council. As part of our commitment to ongoing stakeholder engagement, Nielsen conducts a non-financial materiality assessment once every two years. This process is a critical part of our ESG strategy management to identify the ESG issues that are most critical to our stakeholders and business, as well as understand their impact on our economic, environmental and social value.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and any amendments to these reports and statements with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information at http://www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are made available free of charge on our website at http://www.nielsen.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Information on our website is not incorporated by reference herein and is not a part of this report.

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

Risks Related to Our Proposed Separation

The proposed separation of Nielsen Global Connect is contingent upon the satisfaction of a number of conditions, will require significant time and attention of our management, and may not be completed in accordance with the expected plans or anticipated timeline, or not at all, and will involve significant time, expense and distraction, which could adversely affect our business.

On November 3, 2019, our Board of Directors completed its strategic review and approved a plan to separate into two independent, publicly traded companies by means of a proposed spin-off of our Global Connect business (the “Spin-Off”). In the Spin-Off, we will distribute shares of a company holding our Global Connect business to our shareholders.

The Spin-Off is subject to certain conditions, including, among others, the receipt of final Board of Directors approval, the receipt of a Private Letter Ruling from the Internal Revenue Service and an opinion from our outside tax advisors regarding the U.S. federal income tax treatment of the distribution to Nielsen as well as to its shareholders, the effectiveness of a Form 10 registration statement to be filed with the Securities and Exchange Commission, the approval of the Company’s shareholders, the absence of any legal restraint or prohibition preventing the consummation of the Spin-Off, and the satisfaction or waiver of certain other conditions. These conditions, among other factors, could delay or prevent the completion of the Spin-Off on the terms or the timeline that we announced, if at all.

Unanticipated developments, including changes in the competitive conditions of our markets, possible delays in obtaining various tax rulings or opinions, negotiating challenges, the uncertainty of financial markets, changes in the law and challenges in executing the Spin-Off could delay or prevent the completion of the Spin-Off, or cause the Spin-Off to occur on terms or conditions that are different or less favorable than expected. Any changes to the Spin-Off or delay in completing the Spin-Off could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the Spin-Off. No assurance can be given as to whether and when the Spin-Off will occur.

We will continue to incur significant expenses in connection with the Spin-Off, and expect that the process of completing the Spin-Off will be time consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Spin-Off is not completed. Executing the Spin-Off will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of our business operations and other initiatives. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the Spin-Off and following its completion, which could harm our businesses. We may experience negative reactions from the financial markets if we do not complete the Spin-Off in a reasonable time period. In addition, if the Spin-Off is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting and other professional fees. Any of the above factors could cause the Spin-Off (or the failure to execute the Spin-Off) to have a material adverse effect on our business, our financial condition and the price of our shares.

The Spin-Off may not achieve the anticipated benefits and will expose us to additional risks.

Even if the proposed Spin-Off is completed, we may not realize some or all of the anticipated strategic, financial, operational or other benefits from the Spin-Off.  We cannot predict with certainty when the benefits expected from the Spin-Off will occur or the extent to which they will be achieved.  If the Spin-Off is completed, our operational and financial profile will change and we will face new risks.  As independent, publicly traded companies, Nielsen and our Global Connect business will each be smaller, less-diversified companies and may be more vulnerable to changing market conditions.  There is no assurance that, following the Spin-Off, the separate companies will be successful.  The announcement or completion of the Spin-Off may cause disruptions with our customers, partners, suppliers and employees, which may negatively impact these relationships or our operations.  The Spin-Off may cause some investors to sell Nielsen shares or of one or both of the resulting companies following the Spin-Off, creating greater volatility in the trading of the shares and potentially causing their market prices to decline.  We expect the trading price of our shares immediately following the Spin-Off to be significantly lower than immediately preceding the Spin-Off, as the trading price of our shares will no longer reflect the value of the Global Connect business. Further, there can be no assurance that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our shares would have been had the proposed Spin-Off not occurred.

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

Moreover, accelerating technology turn-over in businesses, the introduction of new services embodying new technologies and the emergence of new industry standards could render existing services technologically or commercially obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

Traditional methods of television viewing continue to change as a result of fragmentation of channels and digital and other new television and video technologies; devices such as video-on-demand, digital video recorders, game consoles, tablets, other mobile devices; and the increasing prevalence of alternative distribution systems, such as Internet viewing/OTT (“over-the-top”) delivery. In addition, consumption of consumer packaged goods is growing in new and different channels such as discount stores and e-commerce. Traditional methods of shopping are evolving and the emergence and growth of Omni-Channel ecommerce as well as direct to consumer continues to grow. This fragmentation requires us to develop new methodologies to procure, cleanse, enrich, and connect data at the individual level.

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

Certain of our clients may seek price concessions from us. This puts pressure on the pricing of our services, which could limit the amounts we earn. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within particular groups, there can be no assurance as to the degree to which we will be able to do so, which could adversely affect our business, financial position and results of operations.

Adverse economic conditions, a reduction in client spending particularly in the consumer packaged goods and retailing industries, a deterioration in the credit markets or a delay in client payments could have a material adverse effect on our business, results of operations and financial position.

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

We expect that revenues generated from our measurement and analytical services will continue to represent a substantial portion of our overall revenue for the foreseeable future. During challenging economic times, clients, typically advertisers, within our Media segment may reduce their discretionary advertising expenditures and may be less likely to purchase our analytical services, which would have an adverse effect on our revenue.

Clients within our Media segment derive a significant amount of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures and advertising agencies and other media may be less likely to purchase our media information services, which would have an adverse effect on our revenue.

Our substantial indebtedness could adversely affect our business, results of operations, and financial health.

We have and will continue to have a significant amount of indebtedness. As of December 31, 2019, we had total indebtedness of $8,309 million.

•	Our substantial indebtedness could have important consequences. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;
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

•	limit our ability to adjust to changing market conditions;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	potentially limit our ability to service future dividends and/or stock repurchases due to covenant restrictions.

In addition, the indentures governing our outstanding notes and our secured credit facility contain financial and other restrictive covenants that could limit the ability of our operating subsidiaries to engage in activities that may be in our best interests, including by limiting the ability to make acquisitions, pay dividends or repurchase shares.  Moreover, the failure to comply with any of those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. See Note 12 to our consolidated financial statements – “Long Term Debt and Other Financing Arrangements,” for a description of our debt arrangements and related covenants.

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

We may not be able to generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all. See Note 12 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our debt arrangements and related maturities.

A substantial portion of our indebtedness is at variable rates, and we are exposed to the risk of increased interest rates.

Our cash interest expense for the years ended December 31, 2019, 2018 and 2017 was $386 million, $380 million and $352 million, respectively. On December 31, 2019, we had $3,952 million of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $19 million ($40 million without giving effect to any of our interest rate swaps). We periodically review our fixed/floating debt mix, and the volume, rates and duration of our interest rate hedging portfolio are subject to changes, which could adversely affect our results of operations.

The success of our business depends on our ability to recruit sample participants to participate in our research samples.

Our business uses scanners and diaries to gather consumer data from sample households as well as meters (e.g., Set Meters, People Meters, Active/Passive Meters, PPM’s) and other technologies to gather television and audio audience measurement data from sample households. It is increasingly difficult and costly to obtain consent from households to participate in the surveys, and increased focus by consumers on privacy could result in a greater reluctance to participate in research, which could impact our continued ability to recruit participants. Further, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients. Political changes and trends such as populism, economic nationalism, immigration and sentiment towards multinational companies have made recruiting a sample that mirrors the entire population more difficult.  In addition, if the 2020 U.S. Census is not reliable due to underfunding, under participation, new technologies being used, or otherwise, the data we rely on for our panels and statistical breakdowns in the U.S. may not be accurate.  Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our services to reach and recruit participants for consumer purchasing and audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants, maintain the integrity of our panels, maintain adequate participation levels or properly model the sample data, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our consumer purchasing and audience measurement services may be materially and adversely affected.

Data protection laws and self-regulatory codes may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of information both abroad and in the U.S. The definitions of “personally identifiable information” and “personal data” continue to evolve and broaden, and new laws and regulations are being enacted (for example, recently passed data protection laws in Brazil and California, U.S., and proposed laws in India and Indonesia), so that this area remains in a state of flux. Changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we may not offer certain types of services. In addition, some of our products and services are subject to self-regulatory programs relating to digital advertising. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data and/or liability under contractual warranties.

The European Union’s General Data Protection Regulation (“GDPR”), took effect in May 2018 and imposed new and more stringent requirements regarding the handling of personal data of persons in the EU.  Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue. Many jurisdictions considering new data protection laws are looking to GDPR as a starting point.

The California Consumer Privacy Act of 2018 (“CCPA”) took effect on January 1, 2020, and imposed new and more stringent requirements regarding the handling of personal data of persons in California. Because Nielsen does not typically segregate products and services on a state-by-state basis, Nielsen must generally adopt the requirements of CCPA across its US business operations. Failure to meet CCPA requirements could result in penalties of up to $7,500 per violation. CCPA also provides individuals with a limited private right of action in the case of certain breaches of personal data.

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

In the ordinary course of our business, we rely extensively on our people, technology and business operations as well as trusted strategic partners and vendors to provide us with access to data and technology as well as related professional services.  We use several third-party service providers, including cloud providers, to access, store, transmit and process sensitive data. We receive, store and transmit large volumes of proprietary information and data that may contain personal information of our customers, employees, consumers and suppliers or sensitive client data entrusted to us. Our sensitive data may include our or a client’s intellectual property, financial information and business operations data.

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

Similar to other companies, we have been the subject of attempts at unauthorized access to our systems, however, none were material. We have taken and are taking reasonable steps to prevent future unauthorized access to our systems, including implementation of system security measures, information back-up and disaster recovery processes. However, these steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

We receive, store and transmit large volumes of proprietary information and data, including data that contain personal information about individuals. Similar to other companies, Nielsen is a target of cyber attacks, however, none were material. We have continued to invest in tools, technology and people to safeguard the enterprise. Security breaches could expose us to a risk of loss or misuse of this information, regulatory fines and penalties, litigation and possible liability and our reputation could be damaged. It may also make it more difficult to recruit panelists and survey respondents.  For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems and to respond to regulators’ inquiries. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients. In addition, we may be subject to investigation and fines by jurisdictions that have data protection laws.

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

Our business success depends, in part, on:

•	obtaining patent protection for our technology and services;
•	enforcing and defending our patents, copyrights, trademarks, service marks and other intellectual property;
•	preserving our trade secrets and maintaining the security of our know-how and data; and
•	operating our business without infringing intellectual property rights held by third parties.

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

To prevent or respond to unauthorized uses of our intellectual property, we may be required to enforce our intellectual property rights to protect our confidential and proprietary information by engaging in costly and time-consuming litigation or other proceedings that may be distracting to management, could result in the impairment or loss of portions of our intellectual property rights, and we may not ultimately prevail.

Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses, or be prevented from selling products or services, which may adversely impact our operating profits.

We cannot be certain that we do not and will not infringe the intellectual property rights of others in operating our business. In the ordinary course of business, third parties may claim, with or without merit, that one or more of our products or services infringe their intellectual property rights and may engage in legal proceedings against us. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our services that allegedly infringe a plaintiff’s intellectual property rights.

Certain agreements with suppliers or clients contain provisions where we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement based on our data or technology. Infringement claims covered by such indemnity provisions could be expensive to litigate and may result in significant settlement payments. In certain businesses, we rely on third-party intellectual property licenses, and depending upon the outcome of any intellectual property dispute, we cannot ensure that these licenses will be available to us in the future on favorable terms or at all.

•	Any such claims of intellectual property infringement, even those without merit, could:
•	be expensive and time-consuming to defend;
•	result in our being required to pay possibly significant damages;
•	cause us to cease providing our products or services that allegedly incorporate a third party’s intellectual property;
•	require us to redesign or rebrand our services;
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

We operate globally, deriving approximately 42% of revenues for the year ended December 31, 2019 in currencies other than U.S. dollars, with approximately 10% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the U.S. and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the revenues and profits of these operations, as well as on the value of balance sheet items (including cash) not denominated in U.S. dollars. In addition, we are subject to currency transaction exposure in those instances where transactions are not conducted in the relevant local currency. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to governmental limitations placed on such conversions.

Of our $454 million in cash and cash equivalents as of December 31, 2019, approximately $383 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

Our international operations are exposed to risks which could impede growth in the future.

We continue to explore opportunities in major international markets around the world, including China, Russia, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:

•	costs of customizing services for clients outside of the U.S.;
•	reduced protection for intellectual property rights in some countries;

•	the burdens of complying with a wide variety of foreign laws;
•	difficulties in managing international operations;
•	longer sales and payment cycles;
•	exposure to foreign currency exchange rate fluctuation;
•	exposure to local economic conditions;
•	limitations on the repatriation of funds from foreign operations;
•	exposure to local political conditions, including adverse tax and other government policies and positions, civil unrest and seizure of assets by a foreign government;
•	the risks of an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate and;
•	the risks of outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and coronavirus.

In countries where there has not been a historical practice of using consumer packaged goods retail information or audience measurement information in the buying and selling of advertising time, it may be difficult for us to maintain subscribers.

Additionally, we are subject to complex U.S., European and other regional and local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-bribery laws, anti-money laundering laws, and other financial crimes laws.  Although we have implemented a compliance program that includes internal controls, policies and procedures and employee training to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Given our operations in the United Kingdom and Continental Europe, we face uncertainty surrounding the United Kingdom’s exit from the European Union in January 2020, commonly referred to as “Brexit.” It is likely that Brexit will cause increased regulatory and legal complexities and create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations.

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

A loss or decrease in business of one or more of our largest clients could adversely impact our results of operations.

Our top ten clients collectively accounted for approximately 20% of our total revenues for the year ended December 31, 2019. We cannot assure you that any of our largest clients will continue to use our services to the same extent, or at all, in the future. A loss or decrease in business of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We rely on third parties to provide or allow us to access certain data and services in connection with the provision of our current services. The loss or limitation of access to that data could harm our ability to provide our products and services.

We rely on third parties to provide certain data and services for use in connection with the provision of our current services and our reliance on third-party data providers is growing. For example, both our Media and Connect segments enter into agreements with third parties to obtain data or facilitate the access to data from which we create products and services.

In the digital measurement business, publishers, browsers and platforms are making changes, often citing the increased attention on consumer privacy, which may result in our inability to collect the data we need to create our services. This may impact our ability to measure the Web and provide our clients with reporting at the rate of granularity that we do so today, in which case our business and/or potential growth may be affected adversely.  We may need to enter into agreements with third parties directly to continue to measure certain types of media. In the event we are unable to use such third party data and services, access the necessary data, or if we are unable to enter into agreements with third parties, when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

Other suppliers of data may increase restrictions on our use of such data due to factors such as the increasing attention on consumer privacy, rigor of privacy regulation or cybersecurity risk, fail to adhere to our quality control standards or otherwise satisfactorily perform services, increase the price they charge us for this data or refuse altogether to license the data to us (in some cases because of exclusive agreements they may have entered into with our competitors). Supplier consolidation could put pressure on our cost structure.

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

Our operations are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt our business.

We are vulnerable to the general economic effects of epidemics and other public health crises, including the ongoing coronavirus outbreak that has surfaced in China and is spreading throughout the world. Due to the recent outbreak of the coronavirus, there has been a substantial curtailment of business activities, particularly to and from China, which may potentially affect our ability to conduct fieldwork. The risk is particularly pronounced where our teams need to visit traditional stores to collect information where electronic data transmission is not possible, and where we need to conduct face to face consumer research interviews. Further, the virus could have a negative impact on our business if clients decide to cut back their research spend in China or other countries in light of poor performance due to the virus, and if it is not contained or otherwise continues, the impact of the epidemic could have a material adverse effect on our business.

Hardware and software failures, delays in the operations of our data gathering procedures, our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems and our data gathering procedures. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our services have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities, or delays in our data gathering or panel maintenance operations due to weather events, including those related to climate change, other acts of nature, or public health crises, such as pandemics and epidemics, could result in interruptions in the flow of data to our servers and to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider. Such a transfer could result in significant delays in our ability to deliver our services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, civil unrest and/or acts of terrorism (particularly involving cities in which we have offices) could adversely affect our services. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

The presence of our Global Technology and Information Center in Florida, as well as the global nature of our panels, heightens our exposure to climate-change related risks, including hurricanes and tropical storms, which could disrupt our business.

The technological data processing functions for certain of our U.S. operations are concentrated at our Global Technology and Information Center (“GTIC”) at a single location in Florida. Our geographic concentration in Florida heightens our exposure to a hurricane, tropical storm or other severe weather events specific to this region. These weather events, in Florida and elsewhere, could cause severe damage to our property and technology and could cause major disruptions to our operations, including our ability to produce and deliver ratings information and Answers on Demand data. For example, a hurricane or other similar event could lead to business interruption and other adverse consequences such as penalty fees, business interruption claims, or lost business.   Although our GTIC was built in anticipation of severe weather events and we have insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. As such, a hurricane or tropical storm could have an adverse effect on our business. In addition, our panels rely on field staff traveling to panelists’ homes for onboarding and troubleshooting; therefore, worsening or more frequent climate change-related weather events could disrupt the size and quality of our panels. With the increased occurrence of climate change-related natural disasters globally, such as droughts, record snowfalls, heat waves and fires, we recognize the wide-ranging risks this poses to our business continuity in certain locations as well as on a global scale.

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

We are faced with a number of competitors worldwide in the markets in which we operate. Some of our competitors in our markets may have substantially greater financial, marketing, technological and other resources than we do and may in the future engage in aggressive pricing action to compete with us or develop products and services that are superior to or that achieve greater market acceptance than our products and services. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we may not be able to do so in the future or be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

We are currently subject to shareholder litigation, and may become subject to additional shareholder litigation, antitrust litigation or government investigations in the future, any of which may result in an award of money damages or force us to change the way we do business.

In the past, certain of our business practices have been investigated by government antitrust or competition agencies, have been the subject of shareholder litigation, and we have been sued by private parties for alleged violations of the antitrust and competition laws of certain jurisdictions. We have changed certain of our business practices to reduce the likelihood of future litigation. Although each of these material prior legal actions have been resolved, there is a risk based upon the leading position of certain of our business operations that we could, in the future, be the target of investigations by government entities or actions by private parties challenging the legality of our business practices. We are subject to allegations, claims and legal actions arising in the ordinary course of business.  In addition, we are currently subject to securities litigation, which we discuss in greater detail below under “Item 3. Legal Proceedings” and Note 17–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of many of these proceedings cannot be predicted.  If any proceedings, inspections or investigations were to be determined adversely against us or result in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, we may be required to change the way we do business and our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

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

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the third quarter of 2019, we recorded a goodwill impairment charge of approximately $1.0 billion. As of December 31, 2019, we had goodwill and intangible assets of $10,874 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

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

•

Despite our past experience, opportunities to grow our business through acquisitions, joint ventures and other alliances may not be available to us in the future.  In addition, as a result of our proposed separation of Nielsen Global Connect and the resources and management attention required in connection therewith, there may be more limited resources available for acquisitions and management’s attention is likely to be diverted away from sourcing and developing potential acquisitions and joint venture opportunities, resulting in decreased growth.

Our results of operations and financial condition could be negatively impacted by our U.S. and non-U.S. pension plans.

The performance of the financial markets and interest rates impact our plan expenses, plan assets and funding obligations.  Changes in market interest rates, decreases in our pension trust assets or investment losses could increase our funding obligations, which would negatively impact our operations and financial condition. In addition we may be subject to potential pressure from pension regulators to accelerate contribution funding in light of the proposed separation of our Global Connect business.

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

Future legislation, regulatory changes or policy shifts under the current U.S. administration, could impact our business. Trade issues between the U.S. and several countries could provide a changing and sometimes challenging landscape. In December 2019, the United States, Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which, once ratified by all three countries, will replace NAFTA. While the USMCA is generally a positive development for Nielsen, it is currently difficult to predict what affect the USMCA will have on us and if the transition to the new trade agreement will have any negative effects to our business. Existing trade tensions with China and other countries will also provide challenges and marketplace uncertainty to Nielsen and Nielsen’s clients. Nielsen has been granted an exclusion from tariffs on certain products by the Office of the United States Trade Representative, but cannot guarantee the continuation of such exemptions or additional grants of exemptions based on future legislation, regulatory changes or policy shifts in the United States or abroad.

Other possible U.S. legislation and regulation that could have an impact on Nielsen includes comprehensive state and federal privacy legislation and regulation, artificial intelligence policy, the reauthorization of the Satellite Home Viewer Act, government restrictions on manufacturers within Nielsen’s existing supply chain, and the alteration of questions in the U.S. Census and the American Community Survey, which provides a touchstone for Nielsen’s demographics,

The U.S. Treasury will continue to develop rules and regulations emanating from the U.S. Tax Cuts and Jobs Act (“TCJA”).  It is still uncertain to the extent how many of its provisions could affect Nielsen.  Many members of Congress and Presidential candidates have indicated a desire to roll back the recently reduced corporate rate.

France has passed a proposal to tax digital services. It’s impact to Nielsen's services remain unclear.  We believe it is likely other countries will follow suit and also introduce such tax. At this time we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

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

Despite testing, software, products and services that we develop, license or distribute may contain errors or defects when first released or when major new updates or enhancements are released that cause the product or service to operate incorrectly or less effectively. Many of our products and services also rely on data and services provided by third-party providers over which we have no control and may be provided to us with defects, errors or failures. In addition, our data integrity and quality relies on human-led, manual data collection and management processes which may be vulnerable due to human error and complexity of systems, resulting in the need for increased field support to ensure sample representation and prevent unauthorized or excessive access. We may also experience delays while developing and introducing new products and services for various reasons, such as difficulties in licensing data inputs or adapting to particular operating environments. Defects, errors or delays in our products or services that are significant, or are perceived to be significant, could result in rejection or delay in market acceptance, damage to our reputation, loss of revenue, a lower rate of license renewals or upgrades, diversion of development resources, product liability claims or regulatory actions, or increases in service and support costs. We may also need to expend significant capital resources to eliminate or work around defects, errors, failures or delays. In each of these ways, our business, financial condition or results of operations could be materially adversely impacted.

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

We lease property in over 400 locations worldwide. We also own three properties worldwide presently consisting of (vacant land in Oldsmar, Florida); Sao Paulo Brazil; and Athens, Greece. Our leased property includes offices in New York, New York; Oldsmar, Florida; Chicago, Illinois; and Markham, Canada. We are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

Item 3.	Legal Proceedings

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, the Company’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. The Company moved to dismiss the operative complaint on November 26, 2019. Briefing of the Company’s motion is scheduled to conclude on February 26, 2020. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to Nielsen in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of the Company’s motion to dismiss the aforementioned securities litigation. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2020, there was one shareholder of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

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

On November 3, 2019 the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening Nielsen’s balance sheet and providing added flexibility to invest for growth. On February 20, 2020, the Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on March 19, 2020 to shareholders of record at the close of business on March 5, 2020.

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

During the fourth quarter 2019, there was no activity for share repurchases:

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and selected consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
Statement of Operations Data:
Revenues	$6,498	$6,515	$6,572	$6,309	$6,172
Depreciation and amortization(6)	756	675	640	603	574
Operating income/(loss)	(93)	(475)	1,214	1,130	1,098
Interest expense	397	394	374	333	311
Income/(loss) from continuing operations	(403)	(700)	440	507	575
Income/(loss) from continuing operations per common share (basic)	(1.17)	(2.00)	1.20	1.40	1.55
Income/(loss) from continuing operations per common share (diluted)	(1.17)	(2.00)	1.20	1.39	1.54
Cash dividends declared per common share	1.11	1.39	1.33	1.21	1.09

	December 31,
(IN MILLIONS)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$14,319	$15,179	$16,866	$15,730	$15,303
Long-term debt including finance leases	8,309	8,387	8,441	7,926	7,338

(1)

Loss for the year ended December 31, 2019 included $1,004 million in impairment charges associated with our Connect reporting unit, a non-cash expense of $170 for the settlement of certain pension plans and $80 million in restructuring charges. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Indefinite-Lived Intangible Asset”. See Note 11 “Pensions and Other Post-Retirement Benefits” for further discussion on the pension settlement charge.

(2)

Loss for the year ended December 31, 2018 included $1,411 million in impairment charges associated with our Connect reporting unit and $139 million in restructuring charges. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Indefinite-Lived Intangible Assets”.

(3)	Income for the year ended December 31, 2017 included $80 million in restructuring charges.
(4)	Income for the year ended December 31, 2016 included $105 million in restructuring charges.
(5)

Income for the year ended December 31, 2015 included $51 million in restructuring charges, a gain of $158 million recorded from the step acquisition of Nielsen Catalina Solutions and an $8 million charge associated with the change to the Venezuelan currency exchange rate mechanism.

(6)

Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $205 million, $220 million, $219 million, $210 million and $205 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this Annual Report on Form 10-K. The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings plc and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

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

Revenue is measured based on the consideration specified in a contract with a customer.  We recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer, which generally occurs over time. Substantially all of our customer contracts are non-cancelable and non-refundable.

The following is a description of principal activities, by reportable segment, from which we generate its revenues.

Revenue from the Connect segment consists primarily of measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information) to businesses in the consumer packaged goods industry. Our data is used by its clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Revenues for these services are recognized over the period during which the performance obligations are satisfied as the customer receives and consumes the benefits provided us and control of the services are transferred to the customer.

We also provide consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. Our performance under these arrangements do not create an asset with an alternative use to us and generally include an enforceable right to payment for performance completed to date, as such, revenue for these services is typically recognized over time. Revenue for contracts that do not include an enforceable right to payment for performance completed to date is recognized at a point in time when the performance obligation is satisfied, generally upon delivery of the services, and when control of the service is transferred to the customer.

Revenue from our Media segment is primarily generated from television, radio, digital and mobile audience measurement services and analytics which are used by our media clients to establish the value of airtime and more effectively schedule and promote their programming and our advertising clients to plan and optimize their spending. As the customer simultaneously receives and consumes the benefits provided by our performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer.

We enter into cooperation arrangements with certain customers, under which the customer provides us with its data in exchange for our services. We record these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable, we consider the fair value of the goods or services surrendered.

Share-based Compensation

Expense Recognition

Our share-based compensation programs are comprised of stock options, performance-based stock options, restricted stock units (“RSUs”) and performance restricted stock units. We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations; however, no expense is recognized for share-based payments that do not ultimately vest. We recognize expense associated with share-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $50 million, $35 million and $45 million of expense associated with share-based compensation for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the aggregate grant date fair value of all outstanding vested and unvested options was $20 million and $3 million, respectively. As of December 31, 2019, the aggregate grant date fair value of all outstanding vested and unvested performance stock options was $2 million and $2 million, respectively.

As of December 31, 2019, the following amounts of unearned share-based compensation (net of estimated forfeitures) are expected to be recognized: approximately $1 million related to stock options over the next two years, approximately $1 million related to performance stock options over the next two years, approximately $51 million related to unvested RSUs over a weighted average period of 2.8 years and approximately $6 million related to performance restricted stock units over the next two years.

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

	Year Ended December 31,
	2019	2018	2017
Expected life (years)	—	6.00	4.50
Risk-free interest rate	—	2.87%	2.02%
Expected dividend yield	—	4.97%	3.76%
Expected volatility	—	25.96%	22.01%
Weighted-average volatility	—	25.96%	22.01%

Under the Nielsen 2010 Stock Incentive Plan, we granted time and performance based stock options to purchase shares during the year ended December 31, 2018. Share-based compensation expense for the time and performance based stock options is based on the Monte Carlo simulation model which considers factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of share-based awards expected to be forfeited due to future terminations. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

Year Ended December 31, 2018
Expected life (years)	5.00
Risk-free interest rate	2.83-2.92%
Expected dividend yield	4.85-5.54%
Expected volatility	27.11-27.27%
Weighted-average volatility	27.13%

We consider the historical option exercise behavior of our employees in estimating the expected life of our options granted, which we believe are representative of future behavior. For 2018, expected volatility was based on our historical volatility. For the years ended December 31, 2019 and 2017, there were no time and performance based stock options issued.

In addition, for share-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. The total number of performance restricted share units to be earned is subject to achievement of cumulative performance goals for the three year period. For the 2019 award, fifty percent of the target award will be determined based on the Company’s revenue compounded annual growth rate achievements and fifty percent of the award will be determined based on adjusted earnings per share achievements. There is a relative total shareholder return modifier that can increase or decrease the payout. For the 2018 award, twenty five percent of the target award will be determined based on the Company’s revenue compounded annual growth rate achievements, twenty five percent of the target award will be based on the Company’s relative total shareholder return and fifty percent of the award will be determined based on free cash flow achievements. For the 2017 awards, forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target. Differences between actual results and these estimates could have a material effect on our financial results.

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

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for each of our reporting units in our 2019 evaluation were between 1.5% and 2.5%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used in our 2019 evaluation of our reporting units were between 10.25% and 11.25%.

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

During the first quarter of 2019, we updated our reporting structure in a manner that changed the composition of our reporting units. The result of this change was combining two of our reporting units into one. Both of these reporting units were in the former Watch reportable segment.  The current reporting units are Media and Connect (formerly Watch and Buy), which is the same as our reportable segments. As a result of this change in reporting units, we performed an interim goodwill impairment analysis during the first quarter immediately prior to the change and after the change, and determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill). As such, there was no impairment as a result of this change.

In connection with our strategic review, we considered various alternatives for us including the potential sale of the Connect business. During this process, there were indications that the fair value of the Connect reporting unit was lower than the carrying value.  We considered this as well as other factors to be interim indicators of impairment and determined that it was more likely than not that the Connect reporting unit was impaired.  Management performed an updated impairment analysis of Connect as of September 30, 2019.  As a result of this analysis, we concluded that the fair value was less than the carrying value and recorded a non-cash goodwill impairment charge of $1,004 million for the Connect reporting unit. The primary inputs for determining the estimated fair value were inputs from the strategic review process, market values for comparable entities and updated intrinsic values.

The following table summarizes the results of the two reporting units that were subject to the October 1, 2019 annual impairment testing and the related goodwill value associated with the reporting units for (a) fair values exceeding carrying values by less than 10%, (b) fair values exceeding carrying values between 10% and 20%, and (c) fair values exceeding carrying values by more than 20%. There was no impairment or indicators of impairment noted in the October 1, 2019 assessment. The table below represents the reporting units goodwill balances as of December 31, 2019.

Fair value exceeds carrying value by:	Number of reporting units	Reporting units goodwill (in millions)
Less than 10%	—	$—
10% to 20%	1	331
Greater than 20%	1	5,662
Total	2	$5,993

We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions, including a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was greater than the carrying value for both of our reporting units. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. There was no impairment noted in any period presented with respect to the Company’s indefinite-lived intangible assets. As of the October 1, 2019 assessment, one of our indefinite-lived intangible assets had a fair value that exceeded its carrying value by less than 10%.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets for the Company’s Dutch plan would also increase pension expense by approximately $1 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 4.3% for the year ended December 31, 2019, 4.4% for the year ended December 31, 2018 and 4.6% for the year ended December 31, 2017. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

During 2019, certain of our pension plans contracted with insurance companies and transferred $632 million of outstanding defined benefit pension obligations and related pension assets for approximately 6,000 retirees and beneficiaries in the Netherlands and UK to these insurance companies. These insurance companies are now required to pay and administer the retirement benefits owed to these retirees and beneficiaries. These transactions have no impact on the amount, timing, or form of the monthly retirement benefit payments to the covered retirees and beneficiaries. These transactions resulted in a non-cash charge to other income/expense of $170 million in our consolidated statements of operations and did not impact cash flows in 2019.

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

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to seven years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change.  No impairment indicators were noted for other long-lived assets for the years ended December 31, 2019 and 2018. The Company’s impairment assessments resulted in the recognition of a non-cash self-developed software asset impairment charge of $2 million during the fourth quarter of 2018.

Factors Affecting Nielsen’s Financial Results

Acquisitions, Dispositions and Investments in Affiliates

Acquisitions

For the year ended December 31, 2019, we paid cash consideration of $61 million associated with current period acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2018, we paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2017, including Gracenote, we paid cash consideration of $778 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2017 acquisitions occurred as of January 1, 2017, the impact on our consolidated results of operations would not have been material.

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

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
U.S. Dollar	58%	57%	59%
Euro	10%	11%	10%
Other Currencies	32%	32%	31%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00, $1.18 to €1.00 and $1.13 to €1.00 for the years ended December 31, 2019, 2018 and 2017, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Years Ended December 31, 2019, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts included in our consolidated statements of operations:

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Revenues	$6,498	$6,515	$6,572
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,822	2,805	2,765
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,929	1,958	1,873
Depreciation and amortization	756	675	640
Impairment of goodwill and other long-lived assets	1,004	1,413	—
Restructuring charges	80	139	80
Operating income/(loss)	(93)	(475)	1,214
Interest income	6	8	4
Interest expense	(397)	(394)	(374)
Foreign currency exchange transaction gains/(losses), net	(10)	(16)	(10)
Other income/(expense), net	(169)	(5)	(6)
Income/(loss) before income taxes and equity in net income/(loss) of affiliates	(663)	(882)	828
Benefit/(provision) for income taxes	260	182	(388)
Net income/(loss)	(403)	(700)	440
Net income/(loss) attributable to noncontrolling interests	12	12	11
Net income/(loss) attributable to Nielsen shareholders	$(415)	$(712)	$429

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, impairment of goodwill and other long-lived assets, share-based compensation expense and other non-operating items from our consolidated statements of operations as well as certain other items considered outside the normal course of our operations specifically described below.

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

Other non-operating income/(expense), net: We exclude foreign currency exchange transaction gains and losses, primarily related to intercompany financing arrangements, as well as other non-operating income and expense items, such as gains and losses recorded on business combinations or dispositions, sales of investments, pension settlements, net income/(loss) attributable to noncontrolling interests and early redemption payments made in connection with debt refinancing. We believe that the adjustments of these items more closely correlate with the sustainability of our operating performance.

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

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Net income/(loss) attributable to Nielsen shareholders	$(415)	$(712)	$429
Interest expense, net	391	386	370
(Benefit)/provision for income taxes	(260)	(182)	388
Depreciation and amortization	756	675	640
EBITDA	472	167	1,827
Other non-operating (income)/expense, net(b)	191	33	27
Restructuring charges	80	139	80
Impairment of goodwill and other long-lived assets	1,004	1,413	-
Share-based compensation expense	50	35	45
Other items(a)	56	63	45
Adjusted EBITDA	$1,853	$1,850	$2,024

(a)

For the years ended December 31, 2019 and 2018 other items primarily consists of business optimization costs, including strategic review costs and transaction related costs. For the year ended December 31, 2017, other items primarily consists of transaction related costs and business optimization costs.

(b)

For the year ended December 31, 2019, other non-operating (income)/expense, net, included non-cash expenses of $170 million for  pension settlements which included plan transfers to third parties in the Netherlands and UK, where we terminated our responsibility for future defined benefit obligations and transferred that responsibility to the third parties. See Note 11 “Pensions and Other Post-Retirement Benefits” for more information.

Consolidated Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

Revenues decreased 0.3% to $6,498 million for the year ended December 31, 2019 from $6,515 million for the year ended December 31, 2018, or an increase of 1.7% on a constant currency basis. Revenues within our Connect segment decreased 2.6%, or an increase of 0.7% on a constant currency basis. Revenues within our Media segment increased 1.9%, or an increase of 2.6% on a constant currency basis. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 0.6% to $2,822 million for the year ended December 31, 2019 from $2,805 million for the year ended December 31, 2018, or an increase of 2.6% on a constant currency basis.

Costs within our Connect segment decreased 0.1%, or an increase of 2.9% on a constant currency basis, primarily due to global investments in our services, partially offset by our productivity initiatives.

Costs within our Media segment increased 0.5%, or an increase of 1.3% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.5% to $1,929 for the year ended December 31, 2019 from $1,958 million for the year ended December 31, 2018, or an increase of 1.0% on a constant currency basis.

Costs within our Connect segment decreased 7.0%, or a decrease of 3.8% on a constant currency basis primarily due to productivity initiatives.

Costs within our Media segment increased 8.3%, or an increase of 9.7% on a constant currency basis. Selling, general and administrative expenses increased on a constant currency basis primarily due to the impact of our investments.

Depreciation and Amortization

Depreciation and amortization expense was $756 million for the year ended December 31, 2019 as compared to $675 million for the year ended December 31, 2018. This increase was primarily due to higher depreciation and amortization expense associated with capital expenditures, partially offset by lower depreciation and amortization expense associated with assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $205 million for the year ended December 31, 2019 from $220 million for the year ended December 31, 2018.

Impairment of Goodwill and other Long-Lived Assets

During 2019, we recorded a non-cash goodwill impairment charge of $1,004 million. This charge was recorded within our Connect reporting unit. During 2018, we recorded an impairment of goodwill and other long-lived asset charge of $1,413 million, primarily related to a non-cash goodwill impairment charge of $1,411 million. This charge was recorded primarily within our Connect reporting unit.

Restructuring Charges

We recorded $80 million and $139 million in restructuring charges, primarily related to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the years ended December 31, 2019 and 2018, respectively.

Operating Income/(loss)

Operating loss for the year ended December 31, 2019 was $93 million compared to operating loss of $475 million for the year ended December 31, 2018. Operating loss within our Connect segment was $877 million for the year ended December 31, 2019 compared to operating loss of $1,329 million for the year ended December 31, 2018. Operating income within our Media segment decreased to $930 million for the year ended December 31, 2019 from $998 million for the year ended December 31, 2018. Corporate operating expenses increased to $146 million for the year ended December 31, 2019 from $144 million for the year ended December 31, 2018.

Interest Expense

Interest expense was $397 million for the year ended December 31, 2019 compared to $394 million for the year ended December 31, 2018. This increase was primarily due to slightly higher USD LIBOR interest rates on our senior secured term loans without hedged positions and a higher EURO denominated debt balance.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 and $1.18 to €1.00 for the years ended December 31, 2019 and 2018, respectively.

We realized net losses of $10 million and $16 million for the years ended December 31, 2019 and 2018, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $169 million for the year ended December 31, 2019 was primarily related to a non-cash expense of $170 million for pension settlements which included plan transfers to third parties in the Netherlands and UK, where we terminated our responsibility for future defined benefit obligations and transferred that responsibility to the third parties. See Note 11 “Pensions and Other Post-Retirement Benefits” for more information.

Other expense, net of $5 million for the year ended December 31, 2018 was primarily related to certain costs incurred in connection with the September 2018 debt refinancing as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain non-service related pension amounts.

Income/(Loss) Before Income Taxes and Equity in Net Income of Affiliates

Loss was $663 million for the year ended December 31, 2019 compared to a loss of $882 million for the year ended December 31, 2018 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2019 and 2018 were 39% and 21%, respectively.

Our effective tax rate benefit of 39% for the year ended December 31, 2019 was higher than the UK statutory rate as a result of the impact of goodwill impairment, tax rate differences in other jurisdictions where the Company files tax returns, post-retirement settlements,  and withholding and foreign taxes as well as state and local income taxes offset by the favorable impact of changes in estimates for uncertain tax positions and audit settlements, decreases in valuation allowances, the effect of global licensing activities, and certain financing activities. Our effective tax rate for the year ended December 31, 2018 was higher than the UK statutory rate as a result of the impact of goodwill impairment, tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, changes in estimates for uncertain tax positions, and increases in valuation allowances offset by the favorable impact of the TCJA adjustments, certain financing activities, and intercompany restructuring.

At December 31, 2019 and 2018, we had gross uncertain tax positions of $164 million and $572 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2019 and 2018 of $25 million and $70 million, respectively.

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

Adjusted EBITDA

Adjusted EBITDA increased 0.2% to $1,853 million for the year ended December 31, 2019 from $1,850 million for the year ended December 31, 2018, or an increase of 1.4% on a constant currency basis. Our Adjusted EBITDA margin increased to 28.52% for the year ended December 31, 2019 from 28.40% for the year ended December 31, 2018. See “Results of Operations – Years Ended December 31, 2019, 2018 and 2017” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Consolidated Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

Revenues decreased 0.9% to $6,515 million for the year ended December 31, 2018 from $6,572 million for the year ended December 31, 2017, or a decrease of 0.7% on a constant currency basis. Revenues within our Connect segment decreased 4.3%, or a decrease of 3.8% on a constant currency basis. Revenues within our Media segment increased 2.5%, or an increase of 2.4% on a constant currency basis. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 1.4% on reported and constant currency basis to $2,805 million for the year ended December 31, 2018 from $2,765 million for the year ended December 31, 2017.

Costs within our Connect segment increased 3.5% on a reported and constant currency basis, primarily due to the continued global investment in our services, including retailer investments.

Costs within our Media segment increased 0.4%, or an increase of 0.2% on a constant currency basis. Cost of revenues increased primarily due to the impact of our investments and higher spending on product portfolio management initiatives, including our digital and Marketing Effectiveness product offerings, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 4.5% to $1,958 for the year ended December 31, 2018 from $1,873 million for the year ended December 31, 2017, or an increase of 4.4% on a constant currency basis.

Costs within our Connect segment decreased 0.9% on a reported and constant currency basis. Selling, general and administrative expenses decreased due to productivity initiatives.

Costs within our Media segment increased 12.1%, or an increase of 10.9% on a constant currency basis. Selling, general and administrative expenses increased primarily due to the impact of our investments.

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

Impairment of Goodwill and other Long-Lived Assets

During 2018, we recorded an impairment of goodwill and other long-lived asset charge of $1,413 million, primarily related to a non-cash goodwill impairment charge of $1,411 million in our Connect reporting unit.

Restructuring Charges

We recorded $139 million and $80 million in restructuring charges, primarily related to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the years ended December 31, 2018 and 2017, respectively.

Operating Income/(loss)

Operating loss for the year ended December 31, 2018 was $475 million compared to operating income of $1,214 million for the year ended December 31, 2017. Operating loss within our Connect segment was $1,329 million for the year ended December 31, 2018 compared to operating income of $336 million for the year ended December 31, 2017. Operating income within our Media segment decreased to $998 million for the year ended December 31, 2018 from $1,021 million for the year ended December 31, 2017. Corporate operating expenses increased to $144 million for the year ended December 31, 2018 from $143 million for the year ended December 31, 2017.

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

We realized net losses of $16 million and $10 million for the year ended December 31, 2018 and 2017, receptively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $5 million for the year ended December 31, 2018 was primarily related to certain costs incurred in connection with the June 2018 debt refinancing discussed below under “Liquidity and Capital Resources”, as well as the write-off of certain previously capitalized deferred financing fees in conjunction with the refinancing, partially offset by certain pension related amounts reclassified from operating expense as a result of our adoption of ASU “ Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Other expense, net of $6 million for the year ended December 31, 2017 was primarily related to the finalization of working capital and other matters associated with dispositions, partially offset by certain pension related amounts reclassified from operating expense as a result of our adoption of ASU “Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See “Summary of Recent Accounting Pronouncements” below for more information.

Income/(Loss) Before Income Taxes and Equity in Net Income of Affiliates

Loss was $882 million for the year ended December 31, 2018 compared to income of $828 million for the year ended December 31, 2017 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2018 and 2017 were 21% and 47%, respectively.

Our effective tax rate benefit of 21% for the year ended December 31, 2018 was higher than the UK statutory rate as a result of the impact of goodwill impairment, tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, changes in estimates for uncertain tax positions, and increases in valuation allowances offset by the favorable impact of the TCJA adjustments, certain financing activities, and intercompany restructuring. Our effective tax rate for the year ended December 31, 2017 was higher than the UK statutory rate as a result of the impact of the TCJA as well as tax rate differences in other jurisdictions where the Company files tax returns, the effect of global licensing activities, withholding and foreign taxes as well as state and local income taxes, offset by the favorable impact of certain financing activities and releases of valuation allowances.

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

Business Segment Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2019 compared to the year ended December 31, 2018, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2019	Year Ended December 31, 2018	% Variance 2019 vs. 2018 Reported	Year Ended December 31, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Measure	$2,161	$2,211	(2.3)%	$2,131	1.4%
Predict/Activate	896	927	(3.3)%	904	(0.9)%
Connect Segment	$3,057	$3,138	(2.6)%	$3,035	0.7%

Audience Measurement	$2,471	$2,411	2.5%	$2,399	3.0%
Plan/Optimize	970	966	0.4%	955	1.6%
Media Segment	3,441	3,377	1.9%	3,354	2.6%
Total	$6,498	$6,515	(0.3)%	$6,389	1.7%

Connect Segment Revenues

Revenues decreased 2.6% to $3,057 million for the year ended December 31, 2019 from $3,138 million for the year ended December 31, 2018, or an increase of 0.7% on a constant currency basis. Revenues from Measure decreased 2.3% to $2,161 million, or an increase of 1.4% on a constant currency basis. Revenue growth on a constant currency basis was driven by stronger performance in our retail measurement services and improved trends in Emerging Markets. Revenues from Predict/Activate decreased 3.3% to $896 million, or a decrease of 0.9% on a constant currency basis. Revenues decreased as a result of pressure in innovation and custom insights, partially offset by improvement in custom analytics.

Media Segment Revenues

Revenues increased 1.9% to $3,441 million for the year ended December 31, 2019 from $3,377 million for the year ended December 31, 2018, or an increase of 2.6% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 2.5%, or an increase of 3.0% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system, partly offset by pressure in local television measurement. Plan/Optimize revenues increased 0.4%, or an increase of 1.6% on a constant currency basis, primarily driven by growth in Gracenote and outcome-based solutions, partially offset by pressure in Telecom.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2019 and 2018, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, impairment of goodwill and other long-lived assts, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2019 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Connect	$(877)	$49	$231	$1,004	$15	$—	$422
Media	930	15	518	—	13	—	1,476
Corporate and Eliminations	(146)	16	7	—	22	56	(45)
Total Nielsen	$(93)	$80	$756	$1,004	$50	$56	$1,853

YEAR ENDED DECEMBER 31, 2018 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Connect	$(1,329)	$101	$223	$1,411	$14	$—	$420
Media	998	23	444	—	11	—	1,476
Corporate and Eliminations	(144)	15	8	2	10	63	(46)
Total Nielsen	$(475)	$139	$675	$1,413	$35	$63	$1,850

(1)	For the years ended December 31, 2019 and 2018 other items primarily consists of business optimization costs, including strategic review costs and transaction related costs.

(IN MILLIONS)	Year Ended December 31, 2019	Year Ended December 31, 2018	% Variance 2019 vs. 2018 Reported	Year Ended December 31, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$422	$420	0.5%	$402	5.0%
Media	1,476	1,476	0.0%	1,470	0.4%
Corporate and Eliminations	(45)	(46)	NA	(45)	NA
Total Nielsen	$1,853	$1,850	0.2%	$1,827	1.4%

Connect Segment Profitability

Operating loss was $877 million for the year ended December 31, 2019 as compared to operating loss of $1,329 million for the year ended December 31, 2018. The increase was primarily driven by lower goodwill impairment as compared to prior year and lower restructuring costs, partially offset by the revenue performance discussed above, higher depreciation and amortization expense and our continued global investments in our services, including retailer investments. Non-GAAP business segment income increased 5.0% on a constant currency basis.

Media Segment Profitability

Operating income was $930 million for the year ended December 31, 2019 as compared to $998 million for the year ended December 31, 2018. The decrease was driven by higher depreciation and amortization expense and investments in our services, partially offset by the revenue performance discussed above and lower restructuring costs. Non-GAAP business segment income increased 0.4% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $146 million for the year ended December 31, 2019 as compared to $144 million for the year ended December 31, 2018, primarily due to an increase in share-based compensation expense, partially offset by lower business optimization costs and transaction related costs, lower depreciation and amortization expense and lower restructuring charges.

Business Segment Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2018 compared to the year ended December 31, 2017, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2018	Year Ended December 31, 2017	% Variance 2018 vs. 2017 Reported	Year Ended December 31, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Measure	$2,211	$2,233	(1.0)%	$2,221	(0.5)%
Predict/Activate	927	1,045	(11.3)%	1,040	(10.9)%
Connect Segment	$3,138	$3,278	(4.3)%	$3,261	(3.8)%

Audience Measurement	$2,411	$2,321	3.9%	$2,323	3.8%
Plan/Optimize	966	973	(0.7)%	975	(0.9)%
Media Segment	3,377	3,294	2.5%	3,298	2.4%
Total	$6,515	$6,572	(0.9)%	$6,559	(0.7)%

Connect Segment Revenues

Revenues decreased 4.3% to $3,138 million for the year ended December 31, 2018 from $3,278 million for the year ended December 31, 2017, or a decrease of 3.8% on a constant currency basis. Revenues from Measure decreased 1.0% to $2,211 million, or a decrease of 0.5% on a constant currency basis, primarily driven by pressure on spending from large multinational clients and competitive impacts in the U.S. Revenues from Predict/Activate decreased 11.3% to $927 million, or a decrease of 10.9% on a constant currency basis. Revenues decreased as a result of softness in areas such as innovation and custom analytics.

Media Segment Revenues

Revenues increased 2.5% to $3,377 million for the year ended December 31, 2018 from $3,294 million for the year ended December 31, 2017, or an increase of 2.4% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 3.9%, or an increase of 3.8% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system, partly offset by pressure in local television measurement. Plan/Optimize revenues decreased 0.7%, or a decrease of 0.9% on a constant currency basis.  Revenues decreased as a result of pressure in Telecom and a historical data sale related to an exited product category in the fourth quarter of 2017.  These were partially offset by investments including Gracenote and audience-based solutions that help advertisers and publishers measure the return on investment in media spend.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2018 and 2017, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, impairment of goodwill and other long-lived assets, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

YEAR ENDED DECEMBER 31, 2018 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Connect	$(1,329)	$101	$223	$1,411	$14	$—	$420
Media	998	23	444	—	11	—	1,476
Corporate and Eliminations	(144)	15	8	2	10	63	(46)
Total Nielsen	$(475)	$139	$675	$1,413	$35	$63	$1,850

YEAR ENDED DECEMBER 31, 2017 (IN MILLIONS)	Operating Income/ (Loss)	Restructuring Charges	Depreciation and Amortization	Impairment of goodwill and other long-lived assets	Share-based Compensation Expense	Other Items(1)	Non-GAAP Business Segment Income/(Loss)
Connect	$336	$43	$208	$—	$13	$—	$600
Media	1,021	13	425	—	11	—	1,470
Corporate and Eliminations	(143)	24	7	—	21	45	(46)
Total Nielsen	$1,214	$80	$640	$—	$45	$45	$2,024

(1)

For the year ended December 31, 2018, other items primarily consists of business optimization costs, including strategic review costs, and transaction related costs. For the year ended December 31, 2017, other items primarily consists of transaction related costs and business optimization costs.

(IN MILLIONS)	Year Ended December 31, 2018	Year Ended December 31, 2017	% Variance 2018 vs. 2017 Reported	Year Ended December 31, 2017 Constant Currency	% Variance 2018 vs. 2017 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$420	$600	(30.0)%	$585	(28.2)%
Media	1,476	1,470	0.4%	1,469	0.5%
Corporate and Eliminations	(46)	(46)	NA	(46)	NA
Total Nielsen	$1,850	$2,024	(8.6)%	$2,008	(7.9)%

Connect Segment Profitability

Operating loss was $1,329 million for the year ended December 31, 2018 as compared to operating income of $336 million for the year ended December 31, 2017. The decrease was driven by the revenue performance discussed above, the goodwill impairment, higher restructuring costs, higher depreciation and amortization expense and our continued global investments in our services, including retailer investments. Non-GAAP business segment income decreased 28.2% on a constant currency basis.

Media Segment Profitability

Operating income was $998 million for the year ended December 31, 2018 as compared to $1,021 million for the year ended December 31, 2017. The decrease was driven by higher restructuring costs, higher depreciation and amortization expense and investments in our services, partially offset by the revenue performance discussed above. Non-GAAP business segment income increased 0.5% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $144 million for the year ended December 31, 2018 as compared to $143 million for the year ended December 31, 2017, primarily due to an increase in transaction related costs and business optimization costs and depreciation and amortization expense partially offset by lower share-based compensation expense and lower restructuring charges.

Liquidity and Capital Resources

Cash flows from operations provided a source of funds of $1,066 million, $1,058 million and $1,310 million during the years ended December 31, 2019, 2018 and 2017, respectively. This increase was driven primarily by lower employee annual incentive payments, lower retailer investments and lower restructuring payments, partially offset by working capital timing and higher interest and tax payments during the year ended December 31, 2019.

We provide for additional liquidity through several sources, including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2019, 2018 and 2017:

(IN MILLIONS)	2019	2018	2017
Net cash from operating activities	$1,066	$1,058	$1,310
Cash and short-term marketable securities	$454	$524	$656
Revolving credit facility	$850	$850	$575

Of the $454 million in cash and cash equivalents at December 31, 2019, approximately $383 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the last three years.

	2019	2018	2017
Weighted average interest rate	4.40%	4.67%	4.32%
Cash paid for interest, net of amounts capitalized (in millions)	$386	$380	$352

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

Long-term borrowings

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2019:

(IN MILLIONS)	Weighted Interest Rate	Carrying Amount
$1,125 million Senior secured term loan (LIBOR based variable rate of 3.46%) due 2023		$1,086
$2,303 million Senior secured term loan (LIBOR based variable rate of 3.71%) due 2023		2,263
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		603
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—
Total senior secured credit facilities (with weighted average interest rate)	3.52%	$3,952

$800 million 4.50% senior debenture loan due 2020		799
$625 million 5.50% senior debenture loan due 2021		622
$2,300 million 5.00% senior debenture loan due 2022		2,293
$500 million 5.00% senior debenture loan due 2025		497
Total debenture loans (with weighted average interest rate)	5.22%	$4,211
Other loans		1
Total long-term debt	4.40%	$8,164
Finance lease and other financing obligations		145
Bank Overdrafts		—
Total debt and other financing arrangements		$8,309
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		914
Non-current portion of long-term debt and finance lease and other financing obligations		$7,395

Our $800 million senior debenture loan matures in October 2020 and, as of December 31, 2019, there was approximately $808 million of outstanding principal and interest payable thereunder. We believe that it is probable that we will be able to refinance this debt prior to maturity.

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

Covenants

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $2.1 billion at December 31, 2019. In addition, these entities are subject to a total leverage covenant. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00. Neither we nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by certain of our term lenders and our revolving lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of December 31, 2019, we were in full compliance with the financial covenant described above.

Pursuant to our Amended Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Amended Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2019, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2020 results, and although we do not expect to be required to issue any mandatory repayments in 2020 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2019, we had zero borrowings outstanding and outstanding letters of credit of $17 million.  As of December 31, 2018, we had zero borrowings outstanding and outstanding letters of credit of $16 million. As of December 31, 2019, we had $833 million available for borrowing under the revolving credit facility.

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

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy which was adopted by our Board of Directors ("Board" in 2013. Under this plan we have paid $395 million and $494 million in cash dividends during the years ended December 31, 2019 and 2018, respectively. On November 3, 2019, the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening our balance sheet and providing added flexibility to invest for growth.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2018 and 2019.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06

On February 20, 2020, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on March 19, 2020 to shareholders of record at the close of business on March 5, 2020.

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

As of December 31, 2019, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the year ended December 31, 2019.

Cash Flows 2019 versus 2018

Operating activities. Net cash provided by operating activities was $1,066 million for the year ended December 31, 2019, compared to $1,058 million for the year ended December 31, 2018. This increase was driven primarily by lower employee annual incentive payments, lower retailer investments and lower restructuring payments, partially offset by working capital timing and higher interest and tax payments during the year ended December 31, 2019. Our key collections performance measure, days billing outstanding (DBO), decreased by 3 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $582 million for the year ended December 31, 2019, compared to $506 million for the year ended December 31, 2018. The increase was primarily driven by increased acquisition payments, a decrease in proceeds received from the sale of subsidiaries and affiliates, and the purchase of an equity investment during the year ended December 31, 2019, as compared to 2018.

Financing activities. Net cash used in financing activities was $544 million for the year ended December 31, 2019, compared to $676 million for the year ended December 31, 2018. The decrease in cash used in financing activities was primarily due to lower dividend payments and share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, partially offset by an increase in net payments from the repayment and issuance of debt during the year ended December 31, 2019, as compared to the same period of 2018.

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

Financing activities. Net cash used in financing activities was $676 million for the year ended December 31, 2018, compared to $215 million for the year ended December 31, 2017. The increase in cash used in financing activities was primarily due to decreased net proceeds from the issuance and repayment of debt during the year ended December 31, 2018, higher dividend payments, as described in the “Dividends and Share Repurchase Program” section above, and an increase in finance lease financing, partially offset by lower share repurchasing, as described in the “Dividends and Share Repurchase Program” section above during the year ended December 31, 2018, as compared to the same period of 2017.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $519 million, $520 million and $489 million in 2019, 2018 and 2017, respectively. In addition, the Company received zero, $4 million and $42 million of proceeds from the sale of certain property, plant and equipment and other assets during the years ended December 31, 2019, 2018 and 2017, respectively.

Commitments and Contingencies

Outsourced Services Agreements

In July 2019, we amended our Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduces the amount of services we have committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.413 billion, including a commitment to purchase at least $275 million in services during 2019, at least $250 million in services during 2020, $184.3 million in services per year from 2021 through 2024, and $137.8 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). TCS’s charges under existing and future statements of work (“SOW”) pursuant to the MSA will continue to be credited against the Minimum Commitment and the Annual Commitment and the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable, will continue to be available to reduce the Minimum and Annual Commitment Amounts as they occur. The parties also agreed to certain other commercial terms. However, the other material terms of the MSA as reflected in the MSA and as previously disclosed remain unchanged. As of December 31, 2019, the remaining TCS commitment was approximately $1.1 billion.

Other Contractual Obligations

Our other contractual obligations include finance lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

At December 31, 2019, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax positions at December 31, 2019, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $189 million in uncertain tax positions (which includes interest and penalties of $25 million) have been excluded from the contractual obligations table below. See Note 15 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2020	2021	2022	2023	2024	Thereafter
Finance lease obligations(a)	$162	$61	$42	$29	$15	$7	$8
Operating leases(b)	574	136	99	75	53	40	171
Other contractual obligations(c)	1,639	627	295	203	190	185	139
Long-term debt, including current portion(a)	8,164	854	702	2,399	3,710	—	499
Interest(d)	1,038	354	315	216	115	25	13
Pension fund obligations(e)	28	28	—	—	—	—	—
Total	$11,605	$2,060	$1,453	$2,922	$4,083	$257	$830

(a)

Our short-term and long-term debt obligations are described in Note 12 – “Long-Term Debt and Other Financing Arrangements” and our short-term and long-term finance lease obligations are described in Note 5 “Leases”,– to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 17 – “Commitments and Contingencies” – to our consolidated financial statements.

(c)

Other contractual obligations represent obligations under agreements, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments as of December 31, 2019, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments. As of December 31, 2019, the remaining TCS commitment was approximately $1.1 billion.

(d)	Interest payments consists of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2019.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $28 million, $29 million and $21 million during 2019, 2018 and 2017, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2020. See Note 11 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2019, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $17 million at December 31, 2019.

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, our preparedness for changes in global data privacy laws and our reliance on third-party data. We moved to dismiss the operative complaint on November 26, 2019. Briefing of our motion is scheduled to conclude on February 26, 2020. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of our motion to dismiss the aforementioned securities litigation. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard gives companies the option to reclassify stranded tax effects caused by the TCJA from accumulated other comprehensive income (“AOCI”) to retained earnings. The new standard became effective for us on January 1, 2019. We are electing to not reclassify stranded income tax effects of the TCJA from AOCI to retained earnings.

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

Compensation-Retirement Benefits-Defined Benefit Plans-General

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We do not expect this new standard to have a significant impact to our disclosures.

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We are assessing the impact of this new standard on our consolidated balance sheets, statements of operations and our future disclosures.

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

For the years ended December 31, 2019 and 2018, we recorded a net gain of $1 million and a net loss of $2 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our consolidated statements of operations. As of December 31, 2019 and 2018, the notional amounts of outstanding foreign currency derivative financial instruments were $125 million and $76 million, respectively.

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2019 and 2018:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2019
Revenues	58%	10%	32%
Operating costs	56%	11%	33%
Year ended December 31, 2018
Revenues	57%	11%	32%
Operating costs	57%	11%	32%

Based on the year ended December 31, 2019, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $6 million annually, with an immaterial impact on operating income/(loss).

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

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2019, we had $3,952 million of floating-rate debt under our senior secured credit facilities, of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $19 million ($40 million without giving effect to any of our interest rate swaps).

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

Management has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2019.

Ernst & Young LLP, independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting. The Company’s financial statements included in this annual report on Form 10-K also have been audited by Ernst & Young LLP. Their reports follow.

/s/ David Kenny	/s/ Linda Zukauckas
David Kenny	Linda Zukauckas
Chief Executive Officer	Chief Financial Officer

February 27, 2020	February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nielsen Holdings plc

Opinion on Internal Control over Financial Reporting

We have audited Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Nielsen Holdings plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018,  the related consolidated statements of operations, comprehensive income/(loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index to Financial Statements in Item 8 and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nielsen Holdings plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nielsen Holdings plc (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income/(loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index to Financial Statements in Item 8 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill – Connect Reporting Unit
Description of the Matter

At December 31, 2019, the Company’s Connect reporting unit goodwill balance is $331 million.  As discussed in Note 6 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if an event occurs or circumstances change that require the performance of an interim impairment assessment. During 2019, the Company identified events and circumstances that suggested the carrying value of the Connect reporting unit exceeded its fair value.  As a result, the Company performed an interim impairment assessment, concluded that the reporting unit was impaired and recorded a $1 billion impairment charge.  Subsequently, the Company performed its annual impairment test as of October 1, 2019 and concluded that there was no impairment.

Auditing management’s goodwill impairment test involved especially complex and subjective auditor judgment due to the significant estimation required in determining the fair value of the reporting unit. The estimate of fair value of the Connect reporting unit is determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis supplemented by a market-based approach. The fair value estimate was sensitive to significant assumptions such as the Company’s business projections, long term revenue and EBITDA growth rates and discount rate. Specifically, the Company’s growth assumptions can be affected adversely by changes in expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process.  For example, we tested controls over the Company’s business projections process as well as controls over the review of the significant assumptions including the long-term revenue and EBITDA growth rates and discount rate.

To test the estimated fair value of the Connect reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting unit. In addition, we reviewed the reconciliation of the fair value of reporting unit to the market capitalization of the Company.  For the market-based approach, we tested the Company’s calculation of implied multiples and compared them to guideline companies.  We involved valuation specialists to assist in our evaluation of the Company's model, valuation methodology and significant assumptions.

Internally Developed Software
Description of the Matter

As more fully described in Note 6 to the consolidated financial statements, the Company internally develops software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred; costs incurred to produce the finished product after technological feasibility are capitalized as an intangible asset. At December 31, 2019, the net book value of internally developed software is approximately $1.3 billion.

Auditing the Company’s accounting for the capitalization of its internally developed software involves especially challenging and subjective auditor judgment because of the degree of subjectivity involved in assessing which projects met the applicable accounting requirements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls.  For example, we tested controls over the Company’s process to ensure that projects met applicable requirements for capitalization, that costs being capitalized were appropriate, and that the determination of technological feasibility was appropriate.

Our audit procedures included, among others, testing a sample of projects to verify proper approval and that the timing and nature of costs being capitalized is appropriate.  This included performing inquiries with the project managers to understand the purpose and nature of each project.  Testing was also performed to verify that technological feasibility was met.  This included testing of third-party costs and internal personnel related costs (i.e., payroll) for employees directly associated with the projects.  For projects placed into service, we verified the appropriate transfer of the work-in-process asset to an amortizable asset account.

Recoverability of Deferred Tax Asset
Description of the Matter

As more fully described in Note 15 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. At December 31, 2019, the Company had deferred tax assets before valuation allowances of $1.4 billion.

Auditing management’s assessment of recoverability of deferred tax assets involved especially challenging and subjective auditor judgment in determining whether the combination of the timing of deferred tax liability reversal and the generation of sufficient future taxable income supports the realization of the Company’s existing deferred tax assets before expiration.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls.   For example, we tested controls over management’s process of evaluating the realizability of deferred tax assets including the scheduling of the reversal of existing temporary differences and estimates of future taxable income.

Among other audit procedures performed, we tested the Company’s scheduling of the reversal of existing temporary taxable differences. We also evaluated the assumptions used by the Company to develop estimates of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data. For example, we compared the estimates of future taxable income with the actual results of prior periods, as well as management’s consideration of other future market conditions. We also assessed the accuracy of management’s historical estimates and compared the estimate of future taxable income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

New York, New York

February 27, 2020

Nielsen Holdings plc

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2019	2018	2017
Revenues	$6,498	$6,515	$6,572
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,822	2,805	2,765
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,929	1,958	1,873
Depreciation and amortization	756	675	640
Impairment of goodwill and other long-lived assets	1,004	1,413	—
Restructuring charges	80	139	80
Operating income/(loss)	(93)	(475)	1,214
Interest income	6	8	4
Interest expense	(397)	(394)	(374)
Foreign currency exchange transaction gains/(losses), net	(10)	(16)	(10)
Other income/(expense), net	(169)	(5)	(6)
Income/(loss) from continuing operations before income taxes	(663)	(882)	828
Benefit/(provision) for income taxes	260	182	(388)
Net income/(loss)	(403)	(700)	440
Net income/(loss) attributable to noncontrolling interests	12	12	11
Net income/(loss) attributable to Nielsen shareholders	$(415)	$(712)	$429
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$(1.17)	$(2.00)	$1.20
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$(1.17)	$(2.00)	$1.20
Weighted-average shares of common stock outstanding, basic	355,731,862	355,601,564	356,714,940
Dilutive shares of common stock	—	—	1,337,493
Weighted-average shares of common stock outstanding, diluted	355,731,862	355,601,564	358,052,433
Dividends declared per common share	$1.11	$1.39	$1.33

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Net income/(loss)	$(403)	$(700)	$440
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	5	(170)	248
Changes in the fair value of cash flow hedges (2)	(30)	1	11
Defined benefit pension plan adjustments (3)	132	(2)	14
Total other comprehensive income/(loss)	107	(171)	273
Total comprehensive income/(loss)	(296)	(871)	713
Less: comprehensive income/(loss) attributable to noncontrolling interests	14	11	13
Total comprehensive income/(loss) attributable to Nielsen shareholders	$(310)	$(882)	$700

(1)	Net of tax of $(4) million, $(6) million and $23 million for the year ended December 31, 2019, 2018 and 2017 respectively.

(2)	Net of tax of $11 million, $(1) million and $(7) million for the year ended December 31, 2019, 2018 and 2017 respectively.

(3)	Net of tax of $(8), zero and $(2) million for the year ended December 31, 2019, 2018 and 2017 respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings plc

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2019	2018
Assets:
Current assets
Cash and cash equivalents	$454	$524
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $28 and $31 as of December 31, 2019 and 2018, respectively	1,103	1,118
Prepaid expenses and other current assets	420	361
Total current assets	1,977	2,003
Non-current assets
Property, plant and equipment, net	466	468
Operating lease right-of-use asset	393	—
Goodwill	5,993	6,987
Other intangible assets, net	4,881	5,024
Deferred tax assets	276	333
Other non-current assets	333	364
Total assets	$14,319	$15,179
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,182	$1,119
Deferred revenues	345	355
Income tax liabilities	60	76
Current portion of long-term debt, finance lease obligations and short-term borrowings	914	107
Total current liabilities	2,501	1,657
Non-current liabilities
Long-term debt and finance lease obligations	7,395	8,280
Deferred tax liabilities	1,052	1,108
Operating lease liabilities	370	—
Other non-current liabilities	613	1,091
Total liabilities	11,931	12,136
Commitments and contingencies (Note 16)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 356,158,879 and 355,323,822 shares issued and 356,149,883 and 355,271,737 shares outstanding at December 31, 2019 and 2018, respectively	32	32
Additional paid-in capital	4,378	4,720
Retained earnings/(accumulated deficit)	(1,210)	(795)
Accumulated other comprehensive loss, net of income taxes	(1,005)	(1,110)
Total Nielsen shareholders’ equity	2,195	2,847
Noncontrolling interests	193	196
Total equity	2,388	3,043
Total liabilities and equity	$14,319	$15,179

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(IN MILLIONS)	2019	2018	2017
Operating Activities
Net income/(loss)	$(403)	$(700)	$440
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	50	35	45
Deferred income tax	5	(514)	162
Currency exchange rate differences on financial transactions and other (gains)/losses	178	17	(20)
Equity in net income/(loss) of affiliates, net of dividends received	1	—	2
Depreciation and amortization	756	675	640
Impairment of goodwill and other long-lived assets	1,004	1,413	—
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	4	95	10
Prepaid expenses and other assets	64	(76)	(28)
Accounts payable and other current liabilities and deferred revenues	(20)	(21)	41
Other non-current liabilities	(95)	(6)	2
Interest payable	11	14	22
Income taxes	(489)	126	(6)
Net cash provided by operating activities	1,066	1,058	1,310
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(61)	(43)	(778)
Proceeds from the sale of subsidiaries and affiliates, net	17	51	2
Additions to property, plant and equipment and other assets	(116)	(106)	(119)
Additions to intangible assets	(403)	(414)	(370)
Proceeds from the sale of property, plant and equipment and other assets	—	4	42
Other investing activities	(19)	2	(13)
Net cash used in by investing activities	(582)	(506)	(1,236)
Financing Activities
Net borrowings under revolving credit facility	—	—	—
Proceeds from issuances of debt, net of issuance costs	—	781	2,745
Repayment of debt	(57)	(819)	(2,296)
Cash dividends paid to shareholders	(395)	(494)	(474)
Repurchase of common stock	—	(70)	(140)
Activity from share-based compensation plans	(8)	15	21
Proceeds from employee stock purchase plan	4	5	6
Finance leases	(60)	(76)	(55)
Other financing activities	(28)	(18)	(22)
Net cash used in financing activities	(544)	(676)	(215)
Effect of exchange-rate changes on cash and cash equivalents	(10)	(8)	43
Net increase/(decrease) in cash and cash equivalents	(70)	(132)	(98)
Cash and cash equivalents at beginning of period	524	656	754
Cash and cash equivalents at end of period	$454	$524	$656
Supplemental Cash Flow Information
Cash paid for income taxes	$(224)	$(206)	$(232)
Cash paid for interest, net of amounts capitalized	$(386)	$(380)	$(352)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income
				(Loss), Net			Total
		Additional		Currency	Cash	Post	Nielsen
	Common	Paid-in	Retained	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	Earnings	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2016	$32	$4,825	$456	$(856)	$(1)	$(354)	$4,102	$191	$4,293
Net income/(loss)	—	—	429	—	—	—	429	11	440
Currency translation adjustments, net of tax of $23	—	—	—	246	—	—	246	2	248
Cash flow hedges, net of tax of $(7)	—	—	—	—	11	—	11	—	11
Defined benefit pension plan adjustments, net of tax of $(2)	—	—	—	—	—	14	14	—	14
Capital contribution by a non-controlling partner	—	—	—	—	—	—	—	6	6
Acquisition of an interest in a consolidated subsidiary	—	(12)	—	—	—	—	(12)	—	(12)
Employee stock purchase plan	—	6	—	—	—	—	6	—	6
Dividends to shareholders	—	—	(474)	—	—	—	(474)	(12)	(486)
Common stock activity from share-based compensation plans	—	21	—	—	—	—	21	—	21
Repurchase of common stock	—	(140)	—	—	—	—	(140)	—	(140)
Share-based compensation expense	—	42	—	—	—	—	42	—	42
Balance, December 31, 2017	$32	$4,742	$411	$(610)	$10	$(340)	$4,245	$198	$4,443

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2017	$32	$4,742	$411	$(610)	$10	$(340)	$4,245	$198	$4,443
Net income/(loss)	—	—	(712)	—	—	—	(712)	12	(700)
Currency translation adjustments, net of tax of $(6)	—	—	—	(169)	—	—	(169)	(1)	(170)
Cash flow hedges, net of tax of (1)	—	—	—	—	1	—	1	—	1
Defined benefit pension plan adjustments net of tax of zero	—	—	—	—	—	(2)	(2)	—	(2)
Employee stock purchase plan	—	5	—	—	—	—	5	—	5
Dividends to shareholders	—	—	(494)	—	—	—	(494)	(13)	(507)
Common stock activity from share-based compensation plans	—	15	—	—	—	—	15	—	15
Repurchase of common stock	—	(70)	—	—	—	—	(70)	—	(70)
Share-based compensation expense	—	28	—	—	—	—	28	—	28
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	(415)	—	—	—	(415)	12	(403)
Currency translation adjustments, net of tax of $(4)	—	—	—	3	—	—	3	2	5
Cash flow hedges, net of tax of 11	—	—	—	—	(30)	—	(30)	—	(30)
Defined benefit pension plan adjustments, net of tax of (8)	—	—	—	—	—	132	132	—	132
Capital contribution by a non-controlling partner	—	—	—	—	—	—	—	2	2
Divestiture of a non-controlling interest in a consolidated subsidiary	—	—	—	—	—	—	—	(2)	(2)
Employee stock purchase plan	—	4	—	—	—	—	4	—	4
Dividends to shareholders	—	(395)	—	—	—	—	(395)	(17)	(412)
Common stock activity from share-based compensation plans	—	(8)	—	—	—	—	(8)	—	(8)
Share-based compensation expense	—	57	—	—	—	—	57	—	57
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388

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

Prior to February 2019, Nielsen was aligned into two reporting segments: what consumers buy (“Buy”) and what consumers read, watch and listen to (“Watch”). In February 2019, Nielsen realigned its business segments from Buy and Watch to Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”). Each segment operates as a complete unit—from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. These changes better align Nielsen’s external view to the Company’s go-forward internal view. The Company’s reportable segments are stated on the new basis and such changes were retrospectively applied. The impact of these changes had an insignificant impact on Nielsen’s condensed consolidated financial statements or segment results. See Note 18- “Segments” for a discussion of the Company’s reportable segments.

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

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to December 31, 2019 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Consolidation

The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Noncontrolling interests in subsidiaries are reported as a component of equity in the consolidated financial statements with disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income/(loss) attributable to Nielsen shareholders and to the noncontrolling interests. The equity method of accounting is used for investments in affiliates and joint ventures where Nielsen has significant influence but not control, usually supported by a shareholding of between 20% and 50% of the voting rights. In addition, the Company records changes in the fair value of non-equity method equity investments with readily determinable fair values in net income rather than in accumulated other comprehensive income/(loss). Investments that do not have readily determinable fair values are recognized at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adjustments related to the observable price changes will also be recognized in net income. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with marketing/media research services. Advertising and marketing costs totaled $18 million, $18 million and $21 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The effect of 8,181,944, 8,519,133 and 4,351,564 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively, as such shares would have been anti-dilutive.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying consolidated statements of comprehensive income/(loss) and consists of net income/(loss) and other gains and losses, net of tax, affecting equity that are excluded from net income/(loss).

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

During the years ended December 31, 2019, 2018 and 2017, the Company sold $360 million, $295 million and $202 million, respectively, of accounts receivables to third parties and recorded an immaterial loss on the sale to interest expense, net in the consolidated statement of operations. As of December 31, 2019, 2018 and 2017, $85 million, $105 million and $110 million, respectively, of previously sold receivables, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities of the majority of the receivables sold during the year, for which the related costs are not significant. The proceeds of $360 million, $295 million and $202 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

Other Significant Accounting Policies

The following table includes other significant accounting policies that are described in other notes to the financial statements, including the related note:

Significant Accounting Policy	Note
Revenue recognition	3
Leases	5
Goodwill and Other Intangible Assets	6
Impairment of Long-Lived Assets	6&8
Property, Plant and Equipment	8
Investments	9
Financial Instruments	9
Derivative Financial Instruments	9
Pensions and Other Post Retirement Benefits	11
Share-Based Compensation	14
Income Taxes	15

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

Income taxes

In February 2018, the FASB issued an ASU, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income”. The new standard gives companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (“AOCI”) to retained earnings. The new standard became effective for Nielsen on January 1, 2019. Nielsen elected to not reclassify stranded income tax effects of the TCJA from AOCI to retained earnings.

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

Compensation-Retirement Benefits-Defined Benefit Plans-General

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. The Company does not expect this new standard to have a significant impact to our disclosures.

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. Nielsen is assessing the impact of this new standard on the Company’s consolidated balance sheets, statements of operations and its future disclosures.

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

Revenue from the Connect segment consists primarily of measurement services, which include the Company’s core tracking and scan data (primarily transactional measurement data and consumer behavior information) to businesses in the consumer packaged goods industry. Nielsen’s data is used by its clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Revenues for these services are recognized over the period during which the performance obligations are satisfied as the customer receives and consumes the benefits provided by the Company and control of the services are transferred to the customer.

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

Revenue from Nielsen’s Media segment is primarily generated from television, radio, digital and mobile audience measurement services and analytics which are used by the Company’s media clients to establish the value of airtime and more effectively schedule and promote their programming and the Company’s advertising clients to plan and optimize their spending. As the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer.

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

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS)	Year Ended December 31,
	2019	2018	2017
Connect Segment
Measure	$2,161	$2,211	$2,233
Predict/Activate	896	927	1,045
Connect	$3,057	$3,138	$3,278

Media Segment
Audience Measurement	$2,471	2,411	2,321
Plan/Optimize	970	966	973
Media	$3,441	$3,377	$3,294
Total	$6,498	$6,515	$6,572

Timing of revenue recognition
Products transferred at a point in time	$576	$576	$495
Products and services transferred over time	5,922	5,939	6,077
Total	$6,498	$6,515	$6,572

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	Year Ended December 31,
	2019	2018
Contract assets	$218	$210
Contract liabilities	$346	$359

The increase in the contract assets balance during the period was primarily due to $203 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of December 31, 2019, offset by $193 million of contract assets included in the December 31, 2018 balance that were invoiced to Nielsen’s clients and therefore transferred to trade receivables.

The decrease in the contract liability balance during the period was primarily due to $326 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $337 million of revenue recognized during the period that had been included in the December 31, 2018 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, approximately $5.9 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for Nielsen’s services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 82% of these remaining performance obligations through December 31, 2021, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of December 31, 2019 and 2018, the balances of such capitalized costs were $11 million and $18 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the year ended December 31, 2019 and 2018 was $8 million and $23 million, respectively. There was no impairment loss recorded in any of the periods recorded.

4. Business Acquisitions and Dispositions

Gracenote

For the year ended December 31, 2019, Nielsen paid cash consideration of $61 million associated with current period acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2018, Nielsen paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

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

There were no discontinued operations for the years ended December 31, 2019, 2018 and 2017.

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

The components of lease expense were as follows:

(in millions)	Year Ended December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$62
Interest on lease liabilities	9
Total finance lease cost	71
Operating lease cost	123
Short-term lease costs	5
Sublease income	(3)
Total lease cost	$196

Nielsen recognized rental income received under subleases from operating leases of $3 million, $6 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, Nielsen had aggregate future proceeds to be received under operating lease sub-lease guarantees of $8 million.

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	December 31, 2019
Operating leases
Operating lease right-of-use assets	$393

Other current liabilities	110
Operating lease liabilities	370
Total operating lease liabilities	$480

Finance leases
Property, plant and equipment, gross	$393
Accumulated depreciation	(213)
Property, plant and equipment, net	180

Other intangible assets, gross	24
Accumulated amortization	(13)
Other intangible assets, net	11

Accounts payable and other current liabilities	53
Long-term debt and finance lease obligations	92
Total finance lease liabilities	$145

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in finance leases	(9)
Operating cash flows used in operating leases	(126)
Financing cash flows used in finance leases	(60)
Right-of-use assets obtained in exchange for new finance lease liabilities	40
Right-of-use assets obtained in exchange for new operating lease liabilities	43
Weighted-average remaining lease term--finance leases	4 years
Weighted-average remaining lease term--operating leases	8 years
Weighted-average discount rate--finance leases	6.2%
Weighted-average discount rate--operating leases	4.5%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
2020	$136	$61
2021	99	42
2022	75	29
2023	53	15
2024	40	7
Thereafter	171	8
Total lease payments	574	162
Less imputed interest	(94)	(17)
Total	$480	$145

6. Goodwill and Other Intangible Assets

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

Nielsen conducted the annual assessment as of October 1, 2019 and concluded that there was no impairment.

Prior to the annual assessment date, in connection with Nielsen’s ongoing strategic review, Nielsen considered various alternatives for the Company including the potential sale of the Connect business. During this process, there were indications that the fair value of the Connect reporting unit was lower than the carrying value.  Nielsen considered this as well as other factors to be interim indicators of impairment and determined that it was more likely than not that the Connect reporting unit was impaired. Management performed an impairment analysis of Connect as of September 30, 2019.  As a result of this analysis, Nielsen concluded that the fair value was less than the carrying value and recorded a non-cash goodwill impairment charge of $1,004 million for the Connect reporting unit. The primary inputs for determining the estimated fair value were inputs from the strategic review process, market values for comparable entities and updated intrinsic values.

During the first quarter of 2019, Nielsen updated its reporting structure in a manner that changed the composition of the Company’s reporting units. The result of this change was combining two of Nielsen’s reporting units into one. Both of these reporting units were in the former Watch reportable segment.  The current reporting units are Media and Connect (formerly Watch and Buy), which is the same as Nielsen’s reportable segments. As a result of this change in reporting units, Nielsen performed an interim goodwill impairment analysis during the first quarter immediately prior to the change and after the change, and determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill). As such, there was no impairment as a result of this change.

Goodwill is stated at historical cost less accumulated impairments losses, if any.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2019 and 2018, respectively.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2017	$2,844	$5,651	$8,495
Acquisitions, divestitures and other adjustments	11	15	26
Impairment	(1,411)	—	(1,411)
Effect of foreign currency translation	(107)	(16)	(123)
Balance, December 31, 2018	$1,337	$5,650	$6,987
Acquisitions, divestitures and other adjustments	8	12	20
Impairment	(1,004)	—	(1,004)
Effect of foreign currency translation	(10)	—	(10)
Balance, December 31, 2019	$331	$5,662	$5,993
Cumulative impairments	$2,415	$376	$2,791

At December 31, 2019, $45 million of goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually.

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred. Costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset and are amortized over the estimated useful life. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from the future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as the Company’s assessments change. At December 31, 2019, the net book value of purchased and internally developed software was $36 million and $1,330 million, respectively.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. There was no impairment noted in any period presented with respect to the Company’s indefinite-lived intangible assets. As of the October 1, 2019 assessment, one of Nielsen’s indefinite-lived intangible assets had a fair value that exceeded its carrying value by less than 10%.

Nielsen is required to assess whether the value of the Company’s amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Nielsen does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires Nielsen to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and the Company’s assessments change.

The Company’s impairment assessments resulted in the recognition of a non-cash self-developed software asset impairment charge of $2 million during the fourth quarter of 2018.

There was no impairment or indicators of impairment noted in 2019 with respect to the Company’s amortizable intangible assets.

The table below summarizes the carrying value of such intangible assets and their estimated useful lives:

			Gross Amounts		Accumulated Amortization
	Estimated	Weighted	December 31,	December 31,	December 31,	December 31,
(IN MILLIONS)	Useful Lives	Average	2019	2018	2019	2018
Indefinite-lived intangibles:
Trade names and trademarks			$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	5-20 years	12 years	144	140	(109)	(102)
Customer-related intangibles	6-25 years	21 years	3,153	3,145	(1,764)	(1,604)
Covenants-not-to-compete	1-7 years	3 years	37	39	(36)	(38)
Content databases	12-16 years	12 years	168	167	(40)	(26)
Computer software	3-10 years	5 years	2,626	3,029	(1,260)	(1,694)
Patents and other	3-10 years	6 years	182	173	(141)	(126)
Total			$6,310	$6,693	$(3,350)	$(3,590)

The amortization expense for the years ended December 31, 2019, 2018 and 2017 was $580 million, $490 million and $454 million, respectively. These amounts include amortization expense associated with computer software of $384 million, $283 million and $250 million for the years ended December 31, 2019, 2018 and 2017, respectively.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2020	$600
2021	547
2022	417
2023	316
2024	258
Thereafter	822
Total	$2,960

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the years ended December 31, 2019 and 2018, respectively.

	Currency
	Translation	Cash Flow	Post Employment
(IN MILLIONS)	Adjustments	Hedges	Benefits	Total
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	$5	$(23)	$(42)	$(60)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(7)	174	167
Net current period other comprehensive income/(loss)	5	(30)	132	107
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	2	—	—	2
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	3	(30)	132	105
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)

	Currency
	Translation	Cash Flow	Post Employment
(IN MILLIONS)	Adjustments	Hedges	Benefits	Total
Balance December 31, 2017	$(610)	$10	$(340)	$(940)
Other comprehensive income/(loss) before reclassifications	$(170)	$6	$(21)	$(185)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(5)	19	14
Net current period other comprehensive income/(loss)	(170)	1	(2)	(171)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(1)	—	—	(1)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(169)	1	(2)	(170)
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the years ended December 31, 2019 and 2018, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Income/(Loss)
Details about Accumulated Other Comprehensive			Affected Line Item in the
	Year Ended December 31,		Consolidated
Income components	2019	2018	Statement of Operations
Cash flow hedges
Interest rate contracts	$(9)	$(7)	Interest (income)/ expense
	2	2	(Benefit)/provision for income taxes
	$(7)	$(5)	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss	$12	$19	(a)
	6	—	(Benefit)/provision for income taxes
	$18	$19	Total, net of tax
Pension settlements	$170	$—	(b)
	(14)	—	(Benefit)/provision for income taxes
	$156	$—	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$174	$19
Total reclassification for the period	$167	$14	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.
(b)	See Note 11 “Pensions and Other Post-Retirement Benefits” for more information on the pension plan non-cash settlements referenced in this note.

8. Property, Plant and Equipment

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

The following tables summarizes the carrying value of our property, plant and equipment including the associated useful lives:

	Estimated	December 31,	December 31,
(IN MILLIONS)	Useful Life	2019	2018
Land and buildings	25-50 years	$383	$378
Information and communication equipment	3-10 years	1,108	1,014
Furniture, equipment and other	3-10 years	103	109
		1,594	1,501
Less accumulated depreciation and amortization		(1,128)	(1,033)
		$466	$468

Depreciation and amortization expense from operations related to property, plant and equipment was $158 million, $169 million and $171 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The above amounts include amortization expense on assets under finance leases and other financing obligations of $62 million, $49 million and $47 million for the years ended December 31, 2019, 2018 and 2017, respectively. Finance leases and other financing obligations are comprised primarily of land and buildings and information and communication equipment. See Note 5 “Leases” for further information on finance leases.

9. Fair Value Measurements

Nielsen’s financial instruments include cash and cash equivalents, investments, long-term debt and derivative financial instruments. These financial instruments potentially subject Nielsen to concentrations of credit risk. To minimize the risk of credit loss, these financial instruments are primarily held with acknowledged financial institutions. The carrying value of Nielsen’s financial instruments approximate fair value, except for differences with respect to long-term, fixed and variable-rate debt. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Cash equivalents have original maturities of three months or less.

In addition, the Company has accounts receivable that are not collateralized. The Connect and Media segments service high quality clients dispersed across many geographic areas. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts.

Investments include investments in affiliates and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for the years ended December 31, 2019, 2018 and 2017.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31,
(IN MILLIONS)	2019	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$26	$26	$—	$—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$28	$28	$—	$—
Liabilities:
Interest rate swap arrangements (3)	$22	$—	$22	$—
Deferred compensation liabilities (4)	26	26	—	—
Total	$48	$26	$22	$—

	December 31,
	2018	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$25	$25	$—	$—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	23	—	23	—
Total	$50	$27	$23	$—
Liabilities:
Interest rate swap arrangements (3)	$3	$—	$3	$—
Deferred compensation liabilities (4)	27	27	—	—
Total	$30	$27	$3	$—

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 12 – (“Long-term Debt and Other Financing Arrangements”) for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2019, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of December 31, 2019 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2020	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2021	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2023	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2023	US Dollar

The effect of cash flow hedge accounting on the consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017:

	Interest Expense
	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$397	$394	$374
Amount of (gain)/loss reclassified from accumulated other comprehensive income/(loss) into income, net of tax	$(7)	$(5)	$3
Amount of income/(loss) reclassified from accumulated other comprehensive income/(loss) into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—

Nielsen expects to recognize approximately $6 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Foreign Currency Exchange Risk

During the years ended December 31, 2019 and 2018, Nielsen recorded a net gain of $1 million and a net loss of $2 million respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in Nielsen’s consolidated statements of operations.  As of December 31, 2019 and 2018, the notional amounts of the outstanding foreign currency derivative financial instruments were $125 million and $76 million, respectively.

See Note 12 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018

Derivatives Designated as Hedging Instruments	Prepaid Expense and Other Current	Other Non- Current	Other Non- Current	Prepaid Expense and Other Current	Other Non- Current	Other Non- Current
(IN MILLIONS)	Assets	Assets	Liabilities	Assets	Assets	Liabilities
Interest rate swaps	$—	$—	$22	$3	$20	$3

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2019, 2018 and 2017 was as follows (amounts in millions):

	Amount of (Gain)/Loss				Amount of (Gain)/Loss
	Recognized in OCI			Location of (Gain)/Loss	Reclassified from OCI
	on Derivatives			Reclassified from OCI	into Income
Derivatives in Cash Flow	(Effective Portion)			into Income	(Effective Portion)
Hedging Relationships	December 31,			(Effective Portion)	December 31,
(IN MILLIONS)	2019	2018	2017		2019	2018	2017
Interest rate swaps	$33	$(9)	$(13)	Interest expense	$(9)	$(7)	$5

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

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2019 and 2018.

10. Restructuring Activities

Productivity Initiatives

Restructuring charges are primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses, consolidate operating centers, as well as automation initiatives. These charges primarily relate to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2016	$73
Charges	80
Non cash charges and other adjustments	2
Payments	(97)
Balance at December 31, 2017	58
Charges	139
Non cash charges and other adjustments	(2)
Payments	(127)
Balance at December 31, 2018	68
Reclassification of ASC 420 real estate restructuring to right-of -use asset (1)	(22)
Charges (2)	62
Payments	(74)
Non cash charges and other adjustments	1
Balance at December 31, 2019	$35

(1)	Upon adoption of ASC 842, the real estate operating lease ASC 420 liabilities were reclassified and presented as a reduction of the related operating lease right-of-use asset.
(2)	Excludes charges related to operating lease right-of-use assets of $18 million. Includes $6 million of adjustments related to changes in previous productivity initiatives.

Of the $35 million in remaining liabilities for restructuring actions, $30 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2019.

11. Pensions and Other Post-Retirement Benefits

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

The Company uses the spot rate approach to calculate the discount rate for its retirement benefit plans.  Under the spot-rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost within net periodic benefit costs.

To determine the expected long-term rate of return on pension plan assets, Nielsen considers, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets for the Company’s principal Dutch plan would also increase pension expense by approximately $1 million per year. The Company assumed that the weighted-averages of long-term returns on our pension plans were 4.3% for the year ended December 31, 2019, 4.4% for the year ended December 31, 2018 and 4.6% for the year ended December 31, 2017. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting Nielsen’s expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts.

During 2019, certain of the Company’s pension plans contracted with insurance companies and transferred $632 million of outstanding defined benefit pension obligations and related pension assets for approximately 6,000 retirees and beneficiaries in the Netherlands and UK to the insurance companies. The insurance companies are now required to pay and administer the retirement benefits owed to these retirees and beneficiaries. These transactions have no impact on the amount, timing, or form of the monthly retirement benefit payments to the covered retirees and beneficiaries. These transactions resulted in a non-cash charge to other income/expense of $170 million in our consolidated statements of operations and did not impact cash flows in 2019.

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2019
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$647	$338	$613	$1,598
Service cost	3	—	4	7
Interest cost	9	14	13	36
Plan participants’ contributions	—	—	1	1
Actuarial (gain)/loss	42	43	71	156
Benefits paid	(29)	(17)	(24)	(70)
Settlements	(573)	—	(59)	(632)
Curtailments	(3)	—	—	(3)
Amendments	—	—	1	1
Effect of foreign currency translation	(14)	—	16	2
Benefit obligation at end of period	82	378	636	1,096
Change in plan assets
Fair value of plan assets at beginning of period	637	231	528	1,396
Actual return on plan assets	50	46	80	176
Employer contributions	4	10	14	28
Plan participants’ contributions	—	—	1	1
Benefits paid	(29)	(17)	(24)	(70)
Settlements	(573)	—	(59)	(632)
Effect of foreign currency translation	(14)	—	16	2
Fair value of plan assets at end of period	75	270	556	901
Funded status	$(7)	$(108)	$(80)	$(195)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	26	26
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(7)	(108)	(104)	(219)
Net amount recognized	$(7)	$(108)	$(80)	$(195)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (gain)/loss	$5	$15	$15	$35
Settlement loss	(164)	—	(6)	(170)
Curtailment gain recognized	1	—	—	1
Amortization of net loss	(5)	(6)	(2)	(13)
Total recognized in other comprehensive income/(loss)	$(163)	$9	$7	$(147)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$27	$123	$136	$286

	Year Ended December 31, 2018
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$724	$370	$678	$1,772
Service cost	3	—	6	9
Interest cost	10	12	13	35
Plan participants’ contributions	—	—	1	1
Actuarial (gain)/loss	(29)	(29)	(28)	(86)
Benefits paid	(30)	(15)	(24)	(69)
Expenses paid	—	—	—	—
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(4)	(4)
Combinations	—	—	2	2
Amendments	—	—	1	1
Effect of foreign currency translation	(31)	—	(31)	(62)
Benefit obligation at end of period	647	338	613	1,598
Change in plan assets
Fair value of plan assets at beginning of period	718	260	581	1,559
Actual return on plan assets	(25)	(23)	(14)	(62)
Employer contributions	5	9	15	29
Plan participants’ contributions	—	—	1	1
Benefits paid	(30)	(15)	(24)	(69)
Expenses paid	—	—	—	—
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(4)	(4)
Combinations	—	—	2	2
Effect of foreign currency translation	(31)	—	(28)	(59)
Fair value of plan assets at end of period	637	231	528	1,396
Funded status	$(10)	$(107)	$(85)	$(202)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	17	17
Current liabilities	—	(1)	(1)	(2)
Accrued benefit liability included in other non-current liabilities	(10)	(106)	(101)	(217)
Net amount recognized	$(10)	$(107)	$(85)	$(202)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (gain)/loss	$11	$10	$1	$22
Settlement loss	—	—	(1)	(1)
Amortization of prior service cost	—	—	1	1
Amortization of net loss	(6)	(9)	(4)	(19)
Total recognized in other comprehensive income/(loss)	$5	$1	$(3)	$3
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$190	$114	$129	$433

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(IN MILLIONS)	2019	2018	2017
Accumulated benefit obligation.	$1,078	$1,579	$1,750

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2019
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$83	$377	$428	$888
Accumulated benefit obligation	83	377	414	874
Fair value of plan assets	75	270	323	668

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2019
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$83	$377	$483	$943
Accumulated benefit obligation	83	377	618	1,078
Fair value of plan assets	75	270	378	723

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2018
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$646	$338	$506	$1,490
Accumulated benefit obligation	644	338	491	1,473
Fair value of plan assets	637	231	404	1,272

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2018
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$646	$338	$506	$1,490
Accumulated benefit obligation	644	338	597	1,579
Fair value of plan assets	637	231	404	1,272

Net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017, respectively, includes the following components:

	Net Periodic Pension Costs
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Year ended December 31, 2019
Service cost	$3	$—	$4	$7
Interest cost	9	14	13	36
Expected return on plan assets	(20)	(17)	(21)	(58)
Settlement loss recognized	164	—	6	170
Curtailment gain recognized	(1)	—	—	(1)
Amortization of net loss	5	6	2	13
Net periodic pension cost	$160	3	4	167
Year ended December 31, 2018
Service cost	$3	$—	$6	$9
Interest cost	10	12	13	35
Expected return on plan assets	(23)	(17)	(21)	(61)
Settlement loss recognized	—	—	1	1
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net loss	6	9	4	19
Net periodic pension cost	$(4)	4	2	2
Year ended December 31, 2017
Service cost	$5	$—	$8	$13
Interest cost	9	12	13	34
Expected return on plan assets	(24)	(17)	(22)	(63)
Settlement loss recognized	—	—	1	1
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net loss	7	6	5	18
Net periodic pension cost	$(3)	1	4	2

The non-cash settlement loss of $170 million resulted from the transfer of defined benefit pension obligations and related assets in the Netherlands ($164 million) and the UK ($6 million) to insurance companies which relieved Nielsen of its obligations related to the plans. The settlement loss of $1 million in 2018 resulted primarily from settling benefit liabilities in Mexico. The settlement loss of $1 million in 2017 resulted primarily from settling benefit liabilities in Canada and Switzerland.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2020 is as follows:

	The Netherlands	United States	Other	Total
Net actuarial loss	$(2)	$(11)	$(4)	$(17)

Actuarial gains and losses are amortized over the average remaining service lives for plans with active participants, and over the average remaining lives for legacy plans with no active participants.

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
	2019			2018			2017
	NL	US	Other	NL	US	Other	NL	US	Other
Pension benefit obligation:
—discount rate	1.5%	3.4%	1.9%	2.0%	4.4%	2.5%	1.9%	3.7%	2.3%
—rate of compensation increase	—	—	1.1%	1.8%	—	1.1%	1.8%	—	1.1%
Net periodic pension costs:
—discount rate	2.0%	4.4%	2.5%	1.9%	3.7%	2.3%	1.8%	4.4%	2.3%
—rate of compensation increase	1.8%	—	1.1%	1.8%	—	1.1%	3.8%	—	1.1%
—expected long-term return on plan assets	3.5%	6.7%	4.2%	3.6%	6.9%	4.3%	3.8%	7.0%	4.4%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The	United
	Netherlands	States	Other	Total
At December 31, 2019
Equity securities	39%	54%	50%	51%
Fixed income securities	53	45	39	43
Other	8	1	11	6
Total	100%	100%	100%	100%
At December 31, 2018
Equity securities	21%	52%	41%	33%
Fixed income securities	62	47	28	50
Other	17	1	31	17
Total	100%	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2019 was 49% equity securities and 45% long-term interest-earning investments (debt or fixed income securities), and 6% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Insurance contracts are categorized as level 3 and are valued based on contractual terms.

Assets at fair value (See Note 9 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2019 and 2018 are as follows:

(IN MILLIONS)	December 31, 2019				December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$11	$—	$—	$11	$30	$—	$—	$30
Equity securities – U.S.	75	4	—	79	53	10	—	63
Equity securities – Global.	36	115	—	151	37	206	—	243
Equity securities – non-U.S.	9	80	—	89	9	68	—	77
Real estate	—	—	22	22	—	—	42	42
Corporate bonds	112	80	—	192	100	270	—	370
Debt issued by national, state or local government	38	39	—	77	31	194	—	225
Other	—	6	—	6	—	2	132	134
Total assets at fair value, excluding NAV per share practical expedient at December 31, 2019 and December 31, 2018	$281	$324	$22	$627	$260	$750	$174	$1,184

The following presents our total fair value of plan assets including the NAV per share practical expedient:

(IN MILLIONS)	December 31, 2019	December 31, 2018
Fair value of investments, excluding NAV per share practical expedient.	$627	$1,184

Fair value of investments, using NAV per share practical expedient
Asset Category
Cash	$6	$4
Equity securities – U.S.	30	23
Equity securities – Global.	40	29
Corporate debt securities or bonds.	—	—
Debt issued by national, state or local government	10	10
Liability driven investments	76	59
Real estate	5	6
Private equity and hedge funds	73	60
Insurance and other	34	21
Total assets at fair value including NAV per share practical expedient at December 31, 2019 and December 31, 2018	$901	$1,396

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2019 and 2018:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2017	$47	$149	$196
Actual return on plan assets:
(Sales)/investments	(4)	(8)	(12)
Unrealized gains	—	(1)	(1)
Effect of foreign currency translation	(1)	(8)	(9)
Balance, end of year December 31, 2018	$42	$132	$174
Actual return on plan assets:
(Sales)/Investments	(2)	—	(2)
Settlements	(18)	(130)	(148)
Unrealized losses	—	—	—
Effect of foreign currency translation	—	(2)	(2)
Balance, end of year December 31, 2019	$22	$—	$22

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

Contributions to the Pension Plans in 2020 are expected to be approximately zero for the Netherlands plan, $11 million for the U.S. plan and $17 million for other plans.

Estimated future benefit payments are as follows:

	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
For the years ending December 31,
2020	$2	$16	$20	$38
2021	2	16	21	39
2022	2	17	22	41
2023	2	18	23	43
2024	2	19	23	44
2025-2029	12	102	137	251

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the U.S. Nielsen’s expense related to these plans was $54 million, $59 million and $53 million for the years ended December 31, 2019, 2018 and 2017, respectively. In the U.S., Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations). No contributions are made in shares of the Company’s common stock.

12. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2019.

	December 31, 2019			December 31, 2018
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 3.46%) due 2023		$1,086	$1,079		$1,112	$1,100
$2,303 million Senior secured term loan (LIBOR based variable rate of 3.71%) due 2023		2,263	2,273		2,285	2,215
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		603	606		623	619
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	3.52%	3,952	3,958	4.09%	4,020	3,934
$800 million 4.50% senior debenture loan due 2020		799	802		797	792
$625 million 5.50% senior debenture loan due 2021		622	629		621	621
$2,300 million 5.00% senior debenture loan due 2022		2,293	2,312		2,290	2,179
$500 million 5.00% senior debenture loan due 2025		497	516		496	472
Total debenture loans (with weighted-average interest rate)	5.22%	4,211	4,259	5.22%	4,204	4,064
Other loans		1	1		1	1
Total long-term debt	4.40%	8,164	8,218	4.67%	8,225	7,999
Finance lease and other financing obligations		145			161
Bank overdrafts		—			1
Total debt and other financing arrangements		8,309			8,387
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		914			107
Non-current portion of long-term debt and finance lease and other financing obligations		$7,395			$8,280

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The carrying value of Nielsen’s long-term debt are denominated in the following currencies:

	December 31,	December 31,
(IN MILLIONS)	2019	2018
U.S. Dollars	$7,561	$7,602
Euro	603	623
	$8,164	$8,225

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2020	$854
2021	$702
2022	$2,399
2023	$3,710
2024	$—
Thereafter	$499
$8,164

The Company’s $800 million senior debenture loan matures in October 2020 and, as of December 31, 2019, there was approximately $808 million of outstanding principal and interest payable thereunder. The Company believes that it is probable that it will be able to refinance this debt prior to maturity.

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

Covenants

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of Nielsen’s subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $2.1 billion at December 31, 2019. In addition, these entities are subject to a total leverage covenant. The leverage ratio requires that Nielsen not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with this financial covenant would result in an event of default under Nielsen’s Amended Credit Agreement unless waived by certain of Nielsen’s term lenders and the Company’s revolving lenders. An event of default under Nielsen’s Amended Credit Agreement can result in the acceleration of Nielsen’s indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing Nielsen’s debt securities as well. As Nielsen’s failure to comply with the financial covenant described above can cause the Company to go into default under the agreements governing Nielsen’s indebtedness, management believes that Nielsen’s Amended Credit Agreement and this covenant are material to Nielsen. As of December 31, 2019, Nielsen was in full compliance with the financial covenant described above.

Pursuant to Nielsen’s Amended Credit Agreement, the Company is subject to making mandatory prepayments on the term loans within Nielsen’s Amended Credit Agreement to the extent in any full calendar year Nielsen generate Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including Nielsen’s ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2019, Nielsen’s ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Nielsen’s next ECF measurement date will occur upon completion of the 2020 results, and although Nielsen do not expect to be required to issue any mandatory repayments in 2020 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2019, Nielsen had zero borrowings outstanding and outstanding letters of credit of $17 million.  As of December 31, 2018, Nielsen had zero borrowings outstanding and outstanding letters of credit of $16 million. As of December 31, 2019, Nielsen had $833 million available for borrowing under the revolving credit facility.

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

Finance Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under finance leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under finance lease are recorded within property, plant and equipment. See Note 8 “Property, Plant and Equipment.” Liabilities under finance leases are recorded within long-term debt and other financing obligations above. See Note 5 “Leases” for more information on finance leases and other financing obligations referenced in this note.

13. Shareholders’ Equity

Common stock activity is as follows:

	Year Ended December 31,
	2019	2018	2017
Actual number of shares of common stock outstanding
Beginning of period	355,271,737	355,944,976	357,465,614
Shares of common stock issued through compensation plans	835,057	1,587,947	1,578,917
Employee benefit trust activity	43,089	(41,030)	269,284
Repurchases of common stock	-	(2,220,156)	(3,368,839)
End of period	356,149,883	355,271,737	355,944,976

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for the years ended December 31, 2018 and 2019, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06

On November 3, 2019 the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening Nielsen’s balance sheet and providing added flexibility to invest for growth. On February 20, 2020, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on March 19, 2020 to shareholders of record at the close of business on March 5, 2020.

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

As of December 31, 2019, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the year ended December 31, 2019.

14. Share-based Compensation

Nielsen measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations; however, no expense is recognized for share-based payments that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $50 million, $35 million and $45 million of expense associated with share-based compensation for the years ended December 31, 2019, 2018 and 2017, respectively. The tax benefit related to the share-based compensation expense was $6 million, $5 million and $13 million for each of the respective periods.

Nielsen has an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the Company’s executives may be granted stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights in the shares of the Company or purchase its shares. In connection with the completion of Nielsen’s initial public offering of common stock on January 31, 2011 (and further amended), the Company implemented the Nielsen 2010 Stock Incentive Plan (the “Prior Plan”) and suspended further grants under the EPP. In 2019, the Company replaced the Nielsen 2010 Stock Incentive Plan with the Nielsen 2019 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan is the source of new equity-based awards permitting the Company to grant to its key employees, directors and other service providers the following types of awards:  incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other awards valued in whole or in part by reference to shares of Nielsen’s common stock and performance-based awards denominated in shares or cash.

Under the Stock Incentive Plan, Nielsen granted zero, 750,000 and 1,000 time-based stock options to purchase shares during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the total number of shares authorized for award of options or other equity-based awards was 10,420,826 under the Stock Incentive Plan. This includes the 7,200,000 newly authorized shares under the Stock Incentive Plan and the 3,220,826 shares reserved for issuance from the Prior Plan.  The 2018 time-based awards become exercisable over a three year vesting period at a rate of 33.3% per year on the anniversary date of the award, and are tied to the executives’ continuing employment. The 2017 time-based awards become exercisable over a four-year vesting period at a rate of 6.25% per quarter, and are tied to the executives’ continuing employment.

The fair values of the granted time-based awards granted during 2018 and 2017 were estimated using the Black-Scholes option pricing model with the expected volatility based on the Company’s historical volatility.

The following assumptions were used for the grants of time-based awards during 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Expected life (years)	—	6.00	4.50
Risk-free interest rate	—	2.87%	2.02%
Expected dividend yield	—	4.97%	3.76%
Expected volatility	—	25.96%	22.01%
Weighted average volatility	—	25.96%	22.01%

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2016	8,158,168	$40.19	4.43	$43
Granted	1,000	36.17
Forfeited	(996,015)	47.59
Exercised	(1,293,850)	28.13
Outstanding at December 31, 2017	5,869,303	$41.58	3.52	$13
Granted	750,000	40.00
Forfeited	(988,826)	46.08
Expired options	(153,799)	30.47
Exercised	(844,842)	28.04
Outstanding at December 31, 2018	4,631,836	$43.20	3.66	$—
Granted	—	—
Forfeited	(662,732)	46.31
Expired options	(445,760)	28.09
Exercised	(9,027)	17.44
Outstanding at December 31, 2019	3,514,317	$44.60	3.15	$—
Exercisable at December 31, 2019	2,817,876	$44.77	2.61	$—

During the year ended December 31, 2019, there were no options granted and the aggregate fair value of options vested was $5 million. As of December 31, 2018 and 2017, the weighted-average grant date fair value of the options granted was $2.16 and $4.70, respectively, and the aggregate fair value of options vested was $6 million and $9 million, respectively.

At December 31, 2019, there was approximately $1 million of unearned share-based compensation related to stock options (net of estimated forfeitures) which the Company expects to record as share-based compensation expense over the next two years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the year ended December 31, 2019 was insignificant. The intrinsic value of the options exercised during the years ended December 31, 2018 and 2017 was $6 million and $17 million, respectively.  For the year ended December 31, 2019, cash proceeds from the exercise of options was insignificant.

Under the Nielsen 2010 Stock Incentive Plan, Nielsen granted 2,524,176 time and performance based stock options to purchase shares during the year ended December 31, 2018. The weighted average grant date fair value of the awards was $3.09. The performance aspect of the award is achieved based on the performance of Nielsen’s stock price. If the performance obligations are satisfied, the award will become exercisable over a three year vesting period at a rate of 33.3% per year on the anniversary date of the award, and are tied to the executives’ continuing employment. As of December 31, 2019, there was approximately $1 million of unearned share-based compensation related to performance stock options (net of estimated forfeitures) which the Company expects to record as share-based compensation over the next two years. During the years ended December 31, 2019 and 2017, there were no time and performance based stock options issued.

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

Activity of Nielsen’s restricted stock units (RSUs) that are ultimately payable in shares of common stock granted under the Stock Incentive Plan is summarized below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSU activity
Nonvested at December 31, 2016	1,356,393	$47.69
Granted	1,574,973	36.23
Forfeited	(339,292)	46.09
Vested	(503,086)	44.62
Nonvested at December 31, 2017	2,088,988	$40.36
Granted	2,780,914	25.35
Forfeited	(361,821)	38.46
Vested	(642,397)	41.24
Nonvested at December 31, 2018	3,865,684	$29.88
Granted	2,454,871	21.46
Forfeited	(692,718)	28.63
Vested	(986,852)	33.60
Nonvested at December 31, 2019	4,640,985	$25.10

With the exception of a limited group of senior executives, the 2019 and 2018 awards will vest at a rate of 6.25% per quarter over four years. The 2019 awards for the limited group of senior executives will vest at one of the following rates: 25% on the first anniversary date of the award/75% on the second anniversary date of the award, 100% on the second anniversary date of the award, 12.5% per quarter over two years, or 25% per year over four years on the anniversary date of the award.  The 2018 awards for the limited group of senior executives will vest at one of the following rates: 100% on the third anniversary date of the award, 100% on the second anniversary date of the award, 33.3% per year over three years on the anniversary date of the award, 12.5% per quarter over two years, or 25% per year over four years on the anniversary date of the award. The 2017 awards for the limited group of senior executives will vest at a rate of 25% per year over four years on the anniversary date of the award.

On January 31, 2017, Nielsen completed the acquisition of Gracenote and concurrently provided 31,381 replacement restricted stock units under Nielsen’s existing 2010 Stock Incentive Plan. The exchange was accounted for as a modification in accordance with ASC 718. The aggregate fair value of the replacement awards granted on January 31, 2017 was $2 million, of which $1 million was attributed to post merger service and $1 million was included in purchase price consideration.

As of December 31, 2019, there was approximately $51 million of unearned share-based compensation related to unvested RSUs (net of estimated forfeitures) which the Company expects to record as stock-based compensation expense over a weighted average period of 2.8 years.

During the years ended December 31, 2019, 2018 and 2017, the Company granted 523,508, 463,442 and 348,885 performance restricted stock units, respectively, representing the target number of performance restricted stock subject to the award. The weighted average grant date fair value of the awards in 2019, 2018 and 2017 were $24.62, $27.94 and $37.88 per share. For the performance restricted stock units granted in 2019, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2021.  For the performance restricted stock units granted in 2018, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2020. For the performance restricted stock units granted in 2017, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2019.  For the 2019 award, fifty percent of the target award will be determined based on the Company’s revenue compounded annual growth rate achievements and fifty percent of the award will be determined based on adjusted earnings per share achievements. There is a relative total shareholder return modifier that can increase or decrease the payout. For the 2018 award, twenty five percent of the target award will be determined based on the Company’s revenue compounded annual growth rate achievements, twenty five percent of the target award will be based on the Company’s relative total shareholder return and fifty percent of the award will be determined based on free cash flow achievements. For the 2017 awards, forty percent of the target award will be determined based on the Company’s relative total shareholder return and sixty percent of the target award will be determined based on free cash flow achievements.  The maximum payout is 200% of target. The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model. As of December 31, 2019, there is approximately $6 million of unearned share-based compensation related to unvested performance restricted stock units (net of estimated forfeitures). The compensation expense is amortized over the term of the award, which is 3 years after the grant date.

In 2016, the Company implemented the Nielsen Holdings plc 2016 Employee Share Purchase Plan (the ESPP) and 2,000,000 shares were authorized for issuance under the ESPP. There were 201,637, 174,246 and 159,279 shares issued under the ESPP in 2019, 2018 and 2017, respectively.

15. Income Taxes

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

The TCJA imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder and was intended to tax earnings of a foreign corporation that are deemed to be in excess of certain threshold return. As of December 31, 2018, Nielsen made a policy decision and elected to treat taxes on GILTI as a current period expense and have reflected as such within the financial statements as of December 31, 2019 as well.

As part of an intercompany restructuring during the year ended December 31, 2018, we transferred certain intellectual property assets between wholly-owned legal entities in non-U.S. tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, the resulting gain on the transfer was eliminated for purposes of the consolidated financial statements.  The transferring entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. In accordance with ASU 2016-16, which the Company adopted in the first quarter of 2018, and as further described in Note 1. “Significant Accounting Policies”, Nielsen recorded an income tax benefit of approximately $193 million.

Throughout 2019, ongoing federal and international audits were effectively settled in certain tax jurisdictions and the impact was recorded accordingly the financial statements.

The components of income/(loss) before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
UK	$(30)	$3	$27
Non-UK	(633)	(885)	801
Income/(loss) before income taxes and equity in net income/(loss) of affiliates	$(663)	$(882)	$828

The above amounts for UK and non-UK activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income/(loss) before income taxes and equity in net income/(loss) of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Current:
UK	$—	$—	$—
Non-UK .	(265)	332	226
	(265)	332	226
Deferred:
UK	1	—	(5)
Non-UK	4	(514)	167
	5	(514)	162
Total	$(260)	$(182)	$388

The Company’s provision for income taxes for the years ended December 31, 2019, 2018 and 2017 was different from the amount computed by applying the statutory UK federal income tax rates to the underlying income/(loss) before income taxes and equity in net income/(loss) of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Income/(loss) before income taxes and equity in net income/(loss) of affiliates	$(663)	$(882)	$828
UK statutory tax rate	19.00%	19.00%	19.25%
(Benefit)/provision for income taxes at the UK statutory rate	$(126)	$(168)	$159
Impairment of goodwill and long-lived assets	191	268	—
Tax impact on distributions from foreign subsidiaries	4	9	8
Effect of operations in non-UK jurisdictions	32	32	35
Tax impact of global licensing arrangements	(16)	18	66
Tax impact of intercompany restructuring	—	(142)	—
U.S. state and local taxation	10	17	23
Base erosion and other anti-abuse tax	35	—	—
Withholding and other taxation	29	28	39
Effect of global financing activities	(7)	(67)	(68)
Changes in estimates for uncertain tax positions and audit settlements	(442)	25	45
Changes in valuation allowances	(40)	39	(8)
Effect of change in deferred tax rates	46	(6)	7
Tax impact of post-retirement settlements	26	—	—
Tax impact due to US Tax Reform (1)	—	(228)	104
Other, net	(2)	(7)	(22)
Total (benefit)/provision for income taxes	$(260)	$(182)	$388
Effective tax rate (benefit) and expense	(39.2)%	(20.6)%	46.9%

(1)	This includes the impact of BEAT and GILTI for 2018 and 2017.

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2019	December 31, 2018
Deferred tax assets (on balance):
Net operating loss carryforwards	$484	$532
Capital loss carryforwards	50	3
Interest expense limitation	349	301
Employee benefits	59	59
Tax credit carryforwards	186	205
Share-based payments	12	15
Accrued expenses	39	41
Other assets	30	66
Financial instruments	1	—
	1,210	1,222
Valuation allowances	(636)	(651)
Deferred tax assets, net of valuation allowances	574	571
Deferred tax liabilities (on balance):
Intangible assets	(892)	(913)
Fixed asset and computer software depreciation	(273)	(241)
Financial instruments	—	(6)
Unremitted earnings	(57)	(61)
Unrealized gain on investments	(49)	(49)
Deferred (revenues)/costs	(5)	(9)
Other liabilities	(74)	(67)
	(1,350)	(1,346)
Net deferred tax liability	$(776)	$(775)

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

At December 31, 2019 and 2018 the Company had net operating loss carryforwards of approximately $2,066 million and $2,208 million, respectively, which began to expire in 2020. In addition, the Company had tax credit carryforwards of approximately $186 million and $205 million at December 31, 2019 and 2018, respectively, which began to expire in 2020.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company had a valuation allowance of approximately $636 million and $651 million at December 31, 2019 and 2018, respectively, related to net operating loss carryforwards, tax credit carryforwards and deferred tax assets related to other temporary differences.

With respect to the outside basis differences of “domestic” subsidiaries, in each taxing jurisdiction where a tiered ownership structure exists, the Company has confirmed that one or more viable tax planning strategies exists in each separate taxing jurisdiction that it could, and would - if required - employ to eliminate any income tax liability on such outside basis differences. In addition, resulting from TCJA, the company no longer asserts that all foreign undistributed earnings will be permanently reinvested, but rather the company will, over time, remit up foreign earnings and has provisioned for withholding taxes related to those earnings.

At December 31, 2019 and 2018, the Company had gross uncertain tax positions of $164 million and $572 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2019 and 2018 of $25 million and $70 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. Furthermore, the amounts ultimately paid may differ from the amounts accrued. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2019	December 31, 2018	December 31, 2017
Balance as of the beginning of period	$572	$452	$432
Additions for current year tax positions	2	21	11
Additions for tax positions of prior years	14	108	15
Reductions for lapses of statute of limitations	(424)	(8)	(2)
Reductions for tax positions of prior years	—	(1)	(4)
Balance as of the end of the period	$164	$572	$452

Throughout 2019, ongoing federal and international audits were effectively settled in certain tax jurisdictions and the impact was recorded accordingly the financial statements.

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2015 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2007 through 2018.

16. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2019 and 2018, Nielsen had investments in affiliates of $17 million and $16 million, respectively.

Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $2 million and $3 million for the years ended December 31, 2019 and 2018, respectively.

17. Commitments and Contingencies

Leases and Other Contractual Arrangements

In July 2019, the Company amended its Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduces the amount of services Nielsen has committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.413 billion, including a commitment to purchase at least $275 million in services during 2019, at least $250 million in services during 2020, $184.3 million in services per year from 2021 through 2024, and $137.8 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). TCS’s charges under existing and future statements of work (“SOW”) pursuant to the MSA will continue to be credited against the Minimum Commitment and the Annual Commitment and the occurrence of certain events, some of which also provide Nielsen with the right to terminate the Agreement or SOWs, as applicable, will continue to be available to reduce the Minimum and Annual Commitment Amounts as they occur. The parties also agreed to certain other commercial terms. However, the other material terms of the MSA as reflected in the MSA and as previously disclosed remain unchanged. As of December 31, 2019, the remaining TCS commitment was approximately $1.1 billion.

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

	For the Years Ending December 31,
(IN MILLIONS)	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$136	$99	$75	$53	$40	$171	$574
Other contractual obligations(a)	627	295	203	190	185	139	1,639
Total	$763	$394	$278	$243	$225	$310	$2,213

(a)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Nielsen generally requires purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Nielsen’s remaining commitments as of December 31, 2019, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments.

Total expenses incurred under operating leases were $123 million, $96 million and $96 million for the years ended December 31, 2019, 2018 and 2017, respectively. Nielsen recognized rental income received under subleases of $3 million, $6 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, Nielsen had aggregate future proceeds to be received under sub-lease guarantees of $8 million.

Nielsen also has minimum commitments under non-cancelable finance leases. See Note 5 “Leases” for more information on finance leases.

Guarantees and Other Contingent Commitments

At December 31, 2019, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $17 million and $16 million at December 31, 2019 and 2018, respectively.

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, the Company’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. The Company moved to dismiss the operative complaint on November 26, 2019. Briefing of the Company’s motion is scheduled to conclude on February 26, 2020. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to Nielsen in connection with factual assertions substantially similar to those in the putative class action complaints. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of the Company’s motion to dismiss the aforementioned securities litigation. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

18. Segments

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

In February 2019, Nielsen realigned its business segments from Buy and Watch to Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”). Each segment operates as a complete unit—from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. These changes better align Nielsen’s external view to its go-forward internal view. The Company’s reportable segments are stated on the new basis and such changes were retrospectively applied. The impact of these changes did not have a material impact on Nielsen’s consolidated financial statements or segment results.

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

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Revenues
Connect	$3,057	$3,138	$3,278
Media	3,441	3,377	3,294
Total	$6,498	$6,515	$6,572

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Business segment income/(loss)(1)
Connect	$422	$420	$600
Media	1,476	1,476	1,470
Corporate and eliminations	(45)	(46)	(46)
Total	$1,853	$1,850	$2,024

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Depreciation and amortization
Connect	$231	$223	$208
Media	518	444	425
Corporate and eliminations	7	8	7
Total	$756	$675	$640

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Restructuring charges
Connect	$49	$101	$43
Media	15	23	13
Corporate and eliminations	16	15	24
Total	$80	$139	$80

		Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Impairment of goodwill and other long-lived assets
Connect	$1,004	$1,411	$—
Media	—	—	—
Corporate and eliminations	—	2	—
Total	$1,004	$1,413	$—

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Share-based compensation expense
Connect	$15	$14	$13
Media	13	11	11
Corporate and eliminations	22	10	21
Total	$50	$35	$45

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Other items(2)
Connect	$—	$—	$—
Media	—	—	—
Corporate and eliminations	56	63	45
Total	$56	$63	$45

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Operating income/(loss)
Connect	$(877)	$(1,329)	$336
Media	930	998	1,021
Corporate and eliminations	(146)	(144)	(143)
Total	$(93)	$(475)	$1,214

(IN MILLIONS)	December 31, 2019	December 31, 2018
Total assets
Connect	$4,376	$5,417
Media	9,675	9,647
Corporate and eliminations	268	115
Total	$14,319	$15,179

(1)	The Company’s chief operating decision-maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.
(2)	For the year ended December 31, 2019 and 2018, other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs.

	Year ended December 31,
(IN MILLIONS)	2019	2018	2017
Capital expenditures
Connect	$195	$219	$212
Media	308	278	271
Corporate and eliminations	16	23	6
Total	$519	$520	$489

Geographic Segment Information

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2019
U.S.	$3,724	$85	$10,176
North and South America, excluding the U.S.	551	(104)	297
United Kingdom	208	(110)	120
Other Europe, Middle East & Africa	1,179	(26)	578
Asia Pacific	836	62	169
Total	$6,498	$(93)	$11,340

		Operating	Long-
		Income/	lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2018
U.S.	$3,697	$31	$10,806
North and South America, excluding the U.S.	569	(226)	523
United Kingdom	192	(130)	153
Other Europe, Middle East & Africa	1,217	(157)	734
Asia Pacific	840	7	263
Total	$6,515	$(475)	$12,479

		Operating
		Income/
(IN MILLIONS)	Revenues(1)	(Loss)
2017
U.S.	$3,730	$743
North and South America, excluding the U.S.	595	164
United Kingdom	194	(20)
Other Europe, Middle East & Africa	1,188	159
Asia Pacific	865	168
Total	$6,572	$1,214

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

19. Additional Financial Information

Accounts payable and other current liabilities

	December 31,	December 31,
(IN MILLIONS)	2019	2018
Trade payables	$230	$288
Personnel costs	301	225
Current portion of restructuring liabilities	30	62
Data and professional services	202	221
Interest payable	61	64
Current portion of operating leases	111	-
Other current liabilities(1)	247	259
Total accounts payable and other current liabilities	$1,182	$1,119

(1)	Other includes multiple items, none of which is individually significant.

20. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of December 31, 2019 and 2018 and consolidating statements of operations and cash flows for the periods ended December 31, 2019, 2018 and 2017.

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

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,586	$2,912	$—	$6,498
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1513	1,309	—	2,822
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	14	—	936	979	—	1,929
Depreciation and amortization	—	—	610	146	—	756
Impairment of goodwill and other long-lived assets	—	—	419	585	—	1,004
Restructuring charges	—	—	35	45	—	80
Operating income/(loss)	(14)	—	73	(152)	—	(93)
Interest income	1	726	40	10	(771)	6
Interest expense	—	(371)	(756)	(41)	771	(397)
Foreign currency exchange transaction gains/(losses), net	—	—	(1)	(9)	—	(10)
Other income/(expense), net	—	—	86	(255)	—	(169)
Income/(loss) before income taxes and equity in net income/(loss) of subsidiaries	(13)	355	(558)	(447)	—	(663)
Benefit/(provision) for income taxes	—	(112)	292	80	—	260
Equity in net income/(loss) of subsidiaries	(402)	176	(135)	—	361	—
Equity in net income/(loss) of affiliates	—	—	(1)	1	—	—
Net income/(loss)	(415)	419	(402)	(366)	361	(403)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	12	—	12
Net income/(loss) attributable to controlling interest	(415)	419	(402)	(378)	361	(415)
Total other comprehensive income/(loss)	105	(20)	105	165	(248)	107
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	105	(20)	105	163	(248)	105
Total comprehensive income/(loss)	(310)	399	(297)	(201)	113	(296)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	14	—	14
Total comprehensive income/(loss) attributable to controlling interest	$(310)	$399	$(297)	$(215)	$113	$(310)

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,566	$2,949	$—	$6,515
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,457	1,348	—	2,805
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	946	1,008	—	1,958
Depreciation and amortization	—	—	542	133	—	675
Impairment of goodwill and other long-lived assets	—	—	579	834	—	1,413
Restructuring charges	—	—	51	88	—	139
Operating income/(loss)	(4)	—	(9)	(462)	—	(475)
Interest income	1	681	38	6	(718)	8
Interest expense	—	(369)	(704)	(39)	718	(394)
Foreign currency exchange transaction gains/(losses), net	—	—	—	(16)	—	(16)
Other income/(expense), net	—	(6)	860	(859)	—	(5)
Income/(loss) before income taxes and equity in net income/(loss) of subsidiaries	(3)	306	185	(1,370)	—	(882)
Benefit/(provision) for income taxes	—	(99)	139	142	—	182
Equity in net income/(loss) of subsidiaries	(709)	167	(1,033)	—	1,575	—
Net income/(loss)	(712)	374	(709)	(1,228)	1,575	(700)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	12	—	12
Net income/(loss) attributable to controlling interest	(712)	374	(709)	(1,240)	1,575	(712)
Total other comprehensive income/(loss)	(170)	17	(170)	(176)	328	(171)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income/(loss) attributable to controlling interests	(170)	17	(170)	(175)	328	(170)
Total comprehensive income/(loss)	(882)	391	(879)	(1,404)	1,903	(871)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	11	—	11
Total comprehensive income/(loss) attributable to controlling interest	$(882)	$391	$(879)	$(1,415)	$1,903	$(882)

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

Nielsen Holdings plc

Consolidated Balance Sheet

December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$-	$48	$404	$-	$454
Trade and other receivables, net	-	-	404	699	-	1,103
Prepaid expenses and other current assets	-	-	291	129	-	420
Intercompany receivables	7	1,615	278	69	(1,969)	-
Total current assets	9	1,615	1,021	1,301	(1,969)	1,977
Non-current assets						-
Property, plant and equipment, net	-	-	292	174	-	466
Operating lease right-of-use asset	-	-	190	203	-	393
Goodwill	-	-	5,103	890	-	5,993
Other intangible assets, net	-	-	4,370	511	-	4,881
Deferred tax assets	1	-	-	275	-	276
Other non-current assets	-	-	256	77	-	333
Equity investment in subsidiaries	2,170	1,298	4,576	-	(8,044)	-
Intercompany loans	25	8,887	896	1,605	(11,413)	-
Total assets	$2,205	$11,800	$16,704	$5,036	$(21,426)	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$10	$62	$517	$593	$-	$1,182
Deferred revenues	-	-	217	128	-	345
Income tax liabilities	-	-	4	56	-	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	-	861	46	7	-	914
Intercompany payables	-	3	1,689	277	(1,969)	-
Total current liabilities	10	926	2,473	1,061	(1,969)	2,501
Non-current liabilities						-
Long-term debt and finance lease obligations	-	7,302	80	13	-	7,395
Operating lease liabilities	-	-	213	157	-	370
Deferred tax liabilities	-	71	887	94	-	1,052
Intercompany loans	-	-	10,516	897	(11,413)	-
Other non-current liabilities	-	22	365	226	-	613
Total liabilities	10	8,321	14,534	2,448	(13,382)	11,931
Total shareholders’ equity	2,195	3,479	2,170	2,395	(8,044)	2,195
Noncontrolling interests	-	-	-	193	-	193
Total equity	2,195	3,479	2,170	2,588	(8,044)	2,388
Total liabilities and equity	$2,205	$11,800	$16,704	$5,036	$(21,426)	$14,319

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

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(8)	$90	$482	$502	$1,066
Investing activities:					—
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(50)	(61)
Proceeds from the sale of subsidiaries and affiliates			17	—	17
Additions to property, plant and equipment and other assets	—	—	(55)	(61)	(116)
Additions to intangible assets	—	—	(326)	(77)	(403)
Other investing activities	—	—	(18)	(1)	(19)
Net cash provided by/(used in) investing activities	—	—	(393)	(189)	(582)
Financing activities:
Repayments of debt	—	(57)	—	—	(57)
Increase/(decrease) in short term borrowings	—	—	—	(1)	(1)
Cash dividends paid to shareholders	(395)	—	—	—	(395)
Activity under stock plans	—	—	(8)	—	(8)
Proceeds from employee stock purchase plan	4	—	—	—	4
Finance leases	—	—	(54)	(6)	(60)
Settlement of intercompany and other financing activities	398	(33)	(58)	(334)	(27)
Net cash provided by/(used in) financing activities	7	(90)	(120)	(341)	(544)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(10)	(10)
Net increase/(decrease) in cash and cash equivalents	(1)	—	(31)	(38)	(70)
Cash and cash equivalents at beginning of period	3	—	79	442	524
Cash and cash equivalents at end of period	$2	$—	$48	$404	$454

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(2)	$240	$383	$437	$1,058
Investing activities:					—
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(15)	(28)	(43)
Proceeds from the sale of subsidiaries and affiliates			51	—	51
Additions to property, plant and equipment and other assets	—	—	(53)	(53)	(106)
Additions to intangible assets	—	—	(356)	(58)	(414)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	4	4
Other investing activities	—	—	9	(7)	2
Net cash provided by/(used in) investing activities	—	—	(364)	(142)	(506)
Financing activities:
Repayments of debt	—	(818)	—	(1)	(819)
Proceeds from the issuance of debt, net of issuance costs	—	781	—	—	781
Increase/(decrease) in short term borrowings	—	—	—	1	1
Cash dividends paid to shareholders	(494)	—	—	—	(494)
Repurchase of common stock	(70)	—	—	—	(70)
Activity under stock plans	23	—	(8)	—	15
Proceeds from employee stock purchase plan	5	—	—	—	5
Finance leases	—	—	(69)	(7)	(76)
Settlement of intercompany and other financing activities	539	(204)	67	(421)	(19)
Net cash provided by/(used in) financing activities	3	(241)	(10)	(428)	(676)
Effect of exchange-rate changes on cash and cash equivalents	—	—	1	(9)	(8)
Net increase/(decrease) in cash and cash equivalents	1	—	10	(142)	(132)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$3	$—	$79	$442	$524

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2017

					Non-
(IN MILLIONS)	Parent		Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(1)		$171	$789	$351	$1,310
Investing activities:						—
Acquisition of subsidiaries and affiliates, net of cash acquired	—		—	(755)	(23)	(778)
Proceeds from the sale of subsidiaries and affiliates				1	1	2
Additions to property, plant and equipment and other assets	—		—	(63)	(56)	(119)
Additions to intangible assets	—		—	(307)	(63)	(370)
Proceeds from the sale of property, plant and equipment and other assets	—		—	29	13	42
Other investing activities	—		—	(11)	(2)	(13)
Net cash provided by/(used in) investing activities	—		—	(1,106)	(130)	(1,236)
Financing activities:
Repayments of debt	—		(2,295)	—	(1)	(2,296)
Proceeds from the issuance of debt, net of issuance costs	—		2,744	1	—	2,745
Increase/(decrease) in short term borrowings	—	-	—	—	(5)	(5)
Cash dividends paid to shareholders	(474)		—	—	—	(474)
Repurchase of common stock	(140)		—	—	—	(140)
Activity under stock plans	32		—	(11)	—	21
Proceeds from employee stock purchase plan	6		—	—	—	6
Finance leases	—		—	(51)	(4)	(55)
Settlement of intercompany and other financing activities	574		(620)	236	(207)	(17)
Net cash provided by/(used in) financing activities	(2)		(171)	175	(217)	(215)
Effect of exchange-rate changes on cash and cash equivalents	—		—	(4)	47	43
Net increase/(decrease) in cash and cash equivalents	(3)		—	(146)	51	(98)
Cash and cash equivalents at beginning of period	5		1	215	533	754
Cash and cash equivalents at end of period	$2		$1	$69	$584	$656

21. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2019
Revenues	$1,563	$1,628	$1,616	$1,691
Operating income/(loss)	$174	$249	$(740)	$224
Income(loss) before income taxes and equity in net income(loss) of affiliates	$79	$149	$(848)	$(43)
Net income/(loss) attributable to Nielsen shareholders	$43	$123	$(472)	$(109)
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$0.12	$0.35	$(1.33)	$(0.31)
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$0.12	$0.34	$(1.33)	$(0.31)

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2018
Revenues	$1,610	$1,647	$1,600	$1,658
Operating income/(loss)	$207	$228	$261	$(1,171)
Income(loss) before income taxes and equity in net income(loss) of affiliates	$114	$121	$157	$(1,274)
Net income/(loss) attributable to Nielsen shareholders	$72	$72	$96	$(952)
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$0.20	$0.20	$0.27	$(2.68)
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$0.20	$0.20	$0.27	$(2.68)

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings plc

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Selling, general and administrative expenses	$14	$4	$4
Operating loss	(14)	(4)	(4)
Interest income/(loss)	1	1	1
Interest expense	—	—	—
Other income/(expense), net	—	—	—
Income/(loss) before income taxes and equity in net income/(loss) of subsidiaries	(13)	(3)	(3)
Benefit/(provision) for income taxes	—	—	(1)
Equity in net income/(loss) of subsidiaries	(402)	(709)	433
Net income/(loss)	$(415)	$(712)	$429

Nielsen Holdings plc

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2019	2018
Assets:
Current assets
Cash and cash equivalents	$2	$3
Amounts receivable from subsidiary	7	3
Total current assets	9	6
Investment in subsidiaries	2,170	2,815
Loans outstanding from subsidiary	25	25
Other non-current assets	1	1
Total assets	$2,205	$2,847
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	10	—
Intercompany payables	—	—
Total current liabilities	10	—
Loans outstanding from subsidiary	—	—
Other non-current liabilities	—	—
Total liabilities	10	—
Total equity	2,195	2,847
Total liabilities and equity	$2,205	$2,847

Nielsen Holdings plc

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2019	2018	2017
Net cash used in operating activities	$(8)	$(2)	$(1)
Financing Activities:
Cash dividends paid to shareholders	(395)	(494)	(474)
Repurchase of common stock	—	(70)	(140)
Activity under stock plans	—	23	32
Proceeds from employee stock purchase plan	4	5	6
Other financing activities	398	539	574
Net cash provided by/(used in) financing activities	7	3	(2)
Net increase/(decrease) in cash and cash equivalents	(1)	1	(3)
Cash and cash equivalents, beginning of period	3	2	5
Cash and cash equivalents, end of period	$2	$3	$2

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

3. Related Party Transactions

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. The Company had a $25 million loan receivable from subsidiaries associated with financing transactions for each of the years ended December 31, 2019 and 2018.

4. Common Stock and Related Transactions

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for the years ended December 31, 2018 and 2019, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2018	March 7, 2018	March 21, 2018	$0.34
April 19, 2018	June 6, 2018	June 20, 2018	$0.35
July 19, 2018	August 22, 2018	September 5, 2018	$0.35
October 18, 2018	November 21, 2018	December 5, 2018	$0.35
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06

On November 3, 2019 the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening Nielsen’s balance sheet and providing added flexibility to invest for growth. On February 20, 2020, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on March 19, 2020 to shareholders of record at the close of business on March 5, 2020.

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

As of December 31, 2019, there have been 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the year ended December 31, 2019

Schedule 7AII—Valuation and Qualifying Accounts

For the Years ended December 31, 2019, 2018 and 2017

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2017	$25	$6	$(3)	$1	$29
For the year ended December 31, 2018	$29	$5	$(2)	$(1)	$31
For the year ended December 31, 2019	$31	$2	$(5)	$-	$28

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2017	$112	$355	$(8)	$7	$466
For the year ended December 31, 2018	$466	$193	$3	$(11)	$651
For the year ended December 31, 2019	$651	$(4)	$1	$(12)	$636

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2020 Annual Meeting of Shareholders to be filed with the SEC (the “2020 Proxy Statement”): “Proposal No. 1 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Delinquent Section 16(a) Reports”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2020 Proxy Statement: “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2020 Proxy Statement: “Equity Compensation Plan Information” and “Ownership of Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2020 Proxy Statement: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2020 Proxy Statement: “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

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

4.5(c)

Third Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.5(d)

Fourth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.5(e)

Fifth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.5(f) 4.6*

Sixth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 26, 2018 (File No. 001-35042))

Description of Securities

10.1†

Nielsen Holdings plc Severance Policy for Section 16 Officers and United-States-Based Senior Executives (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

10.2†

The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.3(a)†

Form of Nielsen Holdings plc 2017 Performance Restricted Stock Unit Award Agreement (FCF metric) (incorporated herein by reference to Exhibit 10.3(c) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.3(b)†

Form of Nielsen Holdings plc 2017 Performance Restricted Stock Unit Award Agreement (TSR metric) (incorporated herein by reference to Exhibit 10.3(d) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.3(c)†

Form of 2018 Nielsen Holdings plc Performance Restricted Stock Unit Agreement (Related Total Shareholder Return) (incorporated herein by reference to Exhibit 10.3(e) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.3(d)†

Form of 2018 Nielsen Holdings plc Performance Restricted Stock Unit Agreement (Free Cash Flow) (incorporated herein by reference to Exhibit 10.3(f) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.3(e)†

Form of 2018 Nielsen Holdings plc Performance Restricted Stock Unit Agreement (Revenue CAGR) (incorporated herein by reference to Exhibit 10.3(g) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.3(f)*†	Form of Nielsen Holdings plc 2019 Performance Restricted Stock Unit Award Agreement (ESP + TSR CAGR + TSR metric)

10.3(g)*†	Form of Nielsen Holdings plc 2019 Performance Restricted Stock Unit Award Agreement (ESP + TSR metric)

10.4(a)†

Offer letter to Eric Dale, dated July 6, 2015 (incorporated herein by reference to Exhibit 10.4(a) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

10.4(b)†

Offer letter to Nancy Phillips, dated December 15, 2016 (incorporated herein by reference to Exhibit 10.4(b) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.4(c)†

Offer Letter to David J. Anderson, dated September 4, 2018 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on September 5, 2018 (File No. 001-35042))

Exhibit No.	Description

10.4(d)†

Letter Agreement, dated November 16, 2018, by and between David Kenny and Nielsen Holdings plc (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Nielsen Holdings plc filed on November 20, 2018 (File No. 001-35042))

10.4(e)†	Offer Letter to George Callard, dated January 3, 2019 (incorporated herein by reference to Exhibit 10.4(e) to the 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.4(f)†

Separation Agreement and Release, dated as of October 17, 2018, by and between Dwight Barns and Nielsen Holdings plc (incorporated herein by reference to Exhibit 10.4(f) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.4(g)†*	Offer Letter to Laurie Lovett, dated as of December 13, 2019

10.4(h)†*	Offer Letter to Linda Zukauckas, dated as of January 10, 2020

10.4(i)†*	Offer Letter to David Rawlinson, dated as of December 28, 2019

10.4(j)†*	Separation, Non-Disparagement and General Release Agreement, effective as of December 31, 2019, by and between David Anderson and Nielsen Holdings plc.

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

Second Amended and Restated Master Services Agreement, effective as of January 1, 2017, by and between Tata America International Corporation & Tata Consultancy Services Limited and The Nielsen Company (US), LLC (incorporated herein by reference to Exhibit 10.11(a) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.11(b) √

Amendment Number One, dated as of January 1, 2019, to the Second Amended and Restated Master Services Agreement, dated as of January 1, 2017, by and between TATA American International Corporation and Tata Consultancy Services Limited and The Nielsen Company (US), LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-Q of Nielsen Holdings plc filed on July 31, 2019 (File No. 001-35402)).

10.12†

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

Exhibit No.	Description

10.13†	Nielsen 2019 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on May 23, 2019 (File No. 001-35042))

10.13†(a)

Amended and Restated Nielsen 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.14†

Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.15(a)†

Form of 2016 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19(c) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.15(b)†

Form of 2017 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19(d) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.15(c)†

Form of 2018 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19(e) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.15(d)†*	Form of 2019 Restricted Stock Unit Award Agreement

10.20†

Form of 2018 Performance Stock Option Award (incorporated herein by reference to Exhibit 10.20 to the Current Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

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

10.25†	Form of 2018 Retention Award Agreement (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

21.1*	Nielsen Holdings plc Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, U.S. Code)

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, U.S. Code)

Exhibit No.	Description

101*

The following financial information from Nielsen Holdings plc’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income/(Loss) for the three years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL and included in Exhibit 101)

*	Filed or furnished herewith.
†	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
√	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nielsen Holdings plc
(Registrant)

Date: February 27, 2020	/S/ Christopher Taft
CHRISTOPHER TAFT
Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID KENNY	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2020
David Kenny

/s/ LINDA ZUKAUCKAS	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Linda Zukauckas

/s/ CHRISTOPHER TAFT	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2020
Christopher Taft

/s/ JAMES A. ATTWOOD Jr.	Chairman of the Board	February 27, 2020
James A. Attwood Jr.

/s/ THOMAS H. CASTRO	Director	February 27, 2020
Thomas H. Castro

/s/ GUERRINO DE LUCA	Director	February 27, 2020
Guerrino De Luca

/s/ KAREN HOGUET	Director	February 27, 2020
Karen Hoguet

/s/ HARISH MANWANI	Director	February 27, 2020
Harish Manwani

/s/ JANICE MARINELLI MAZZA	Director	February 27, 2020
Janice Marinelli Mazza

/s/ ROBERT POZEN	Director	February 27, 2020
Robert Pozen

/s/ DAVID RAWLINSON	Director	February 27, 2020
David Rawlinson

/s/ NANCY TELLEM	Director	February 27, 2020
Nancy Tellem

/s/ JAVIER TERUEL	Director	February 27, 2020
Javier Teruel

/s/ LAUREN ZALAZNICK	Director	February 27, 2020
Lauren Zalaznick