Form 10-Q
period 2020-03-31
Nielsen Holdings plc
filed 2020-04-30
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 356,475,591 shares of the registrant’s Common Stock outstanding as of March 31, 2020.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2020	2019
Revenues	$1,559	$1,563
Cost of revenues, exclusive of depreciation and amortization shown separately below	721	695
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	515	480
Depreciation and amortization	214	179
Restructuring charges	11	35
Operating income/(loss)	98	174
Interest income	1	2
Interest expense	(94)	(99)
Foreign currency exchange transaction gains/(losses), net	(6)	(3)
Other income/(expense), net	(1)	5
Income/(loss) from continuing operations before income taxes	(2)	79
Benefit/(provision) for income taxes	(11)	(32)
Net income/(loss)	(13)	47
Net income/(loss) attributable to noncontrolling interests	5	4
Net income/(loss) attributable to Nielsen shareholders	$(18)	$43
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$(0.05)	$0.12
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$(0.05)	$0.12
Weighted-average shares of common stock outstanding, basic	356,389,022	355,444,756
Dilutive shares of common stock	—	912,327
Weighted-average shares of common stock outstanding, diluted	356,389,022	356,357,083
Dividends declared per common share	$0.06	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2020	2019
Net income/(loss)	$(13)	$47
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	(104)	11
Changes in the fair value of cash flow hedges (2)	(33)	(9)
Defined benefit pension plan adjustments (3)	4	4
Total other comprehensive income/(loss)	(133)	6
Total comprehensive income/(loss)	(146)	53
Less: comprehensive income/(loss) attributable to noncontrolling interests	(3)	4
Total comprehensive income/(loss) attributable to Nielsen shareholders	$(143)	$49

(1)	Net of tax of $(3) million and $(4) million for the three months ended March 31, 2020 and 2019, respectively
(2)	Net of tax of $12 million and $3 million for the three months ended March 31, 2020 and 2019, respectively
(3)	Net of tax of $(1) million for each of the three months ended March 31, 2020 and 2019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2020	2019
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$359	$454
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $34 and $28 as of March 31, 2020 and December 31, 2019, respectively	1,182	1,103
Prepaid expenses and other current assets	473	420
Total current assets	2,014	1,977
Non-current assets
Property, plant and equipment, net	426	466
Operating lease right-of-use asset	378	393
Goodwill	5,979	5,993
Other intangible assets, net	4,806	4,881
Deferred tax assets	267	276
Other non-current assets	323	333
Total assets	$14,193	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,077	$1,182
Deferred revenues	402	345
Income tax liabilities	35	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	1,054	914
Total current liabilities	2,568	2,501
Non-current liabilities
Long-term debt and finance lease obligations	7,359	7,395
Deferred tax liabilities	1,031	1,052
Operating lease liabilities	363	370
Other non-current liabilities	641	613
Total liabilities	11,962	11,931
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 356,487,712 and 356,158,879 shares issued and 356,475,591 and 356,149,883 shares outstanding at March 31, 2020 and December 31, 2019, respectively	32	32
Additional paid-in capital	4,370	4,378
Retained earnings/(accumulated deficit)	(1,228)	(1,210)
Accumulated other comprehensive loss, net of income taxes	(1,130)	(1,005)
Total Nielsen shareholders’ equity	2,044	2,195
Noncontrolling interests	187	193
Total equity	2,231	2,388
Total liabilities and equity	$14,193	$14,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2020	2019
Operating Activities
Net income/(loss)	$(13)	$47
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	16	15
Currency exchange rate differences on financial transactions and other (gains)/losses	7	(2)
Depreciation and amortization	214	179
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(107)	(115)
Prepaid expenses and other assets	(13)	(50)
Accounts payable and other current liabilities and deferred revenues	(92)	(130)
Other non-current liabilities	(20)	(21)
Interest payable	44	44
Income taxes	(41)	(10)
Net cash provided by/(used in ) operating activities	(5)	(43)
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(27)	(59)
Additions to property, plant and equipment and other assets	(4)	(30)
Additions to intangible assets	(108)	(92)
Other investing activities	(3)	1
Net cash used in investing activities	(142)	(180)
Financing Activities
Net borrowings under revolving credit facility	135	263
Repayment of debt	(14)	(14)
Cash dividends paid to shareholders	(21)	(124)
Activity from share-based compensation plans	(4)	(3)
Proceeds from employee stock purchase plan	1	1
Finance leases	(11)	(16)
Other financing activities	(4)	(3)
Net cash provided by/(used in) financing activities	82	104
Effect of exchange-rate changes on cash and cash equivalents	(30)	(3)
Net increase/(decrease) in cash and cash equivalents	(95)	(122)
Cash and cash equivalents at beginning of period	454	524
Cash and cash equivalents at end of period	$359	$402
Supplemental Cash Flow Information
Cash paid for income taxes	$(52)	$(42)
Cash paid for interest, net of amounts capitalized	$(50)	$(55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net income/(loss)	—	—	(18)	—	—	—	(18)	5	(13)
Currency translation adjustments, net of tax of $(3)	—	—	—	(96)	—	—	(96)	(8)	(104)
Cash flow hedges, net of tax of $12	—	—	—	—	(33)	—	(33)	—	(33)
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	4	4	—	4
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders	—	(21)	—	—	—	—	(21)	(3)	(24)
Common stock activity from share-based compensation plans	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	16	—	—	—	—	16	—	16
Balance, March 31, 2020	$32	$4,370	$(1,228)	$(872)	$(52)	$(206)	$2,044	$187	$2,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	43	—	—	—	43	4	47
Currency translation adjustments, net of tax of $(4)	—	—	—	11	—	—	11	—	11
Cash flow hedges, net of tax of $3	—	—	—	—	(9)	—	(9)	—	(9)
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	4	4	—	4
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	2	2
Dividends to shareholders	—	(124)	—	—	—	—	(124)	(3)	(127)
Common stock activity from share-based compensation plans	—	(3)	—	—	—	—	(3)	—	(3)
Share-based compensation expense	—	20	—	—	—	—	20	—	20
Balance, March 31, 2019	$32	$4,614	$(752)	$(768)	$2	$(338)	$2,790	$199	$2,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global measurement and data analytics company that provides the most complete and trusted view available of consumers and markets worldwide. The company’s approach marries proprietary Nielsen data with other data sources to help clients around the world understand what’s happening now, what’s happening next, and how to best act on this knowledge.

Nielsen is divided into two business units: Nielsen Global Media (“Media”) and Nielsen Global Connect (“Connect”). Media, the arbiter of truth for media markets, provides media and advertising clients with unbiased and reliable metrics that create the shared understanding of the industry required for markets to function. Media helps clients to define exactly who they want to reach, as well as optimize the outcomes they can achieve. The company's cross-platform measurement strategy brings together the best of TV and digital measurement to ensure a more functional marketplace for the industry.

Connect provides consumer packaged goods manufacturers and retailers with accurate, actionable information and a complete picture of the complex and changing marketplace that brands need to innovate and grow their businesses. Connect provides data and builds tools that use predictive models to turn observations in the marketplace into business decisions and winning solutions. The business's data and insights, combined with the only open, cloud native measurement and analytics platform that democratizes the power of data, continue to provide an essential foundation that makes markets possible in the rapidly evolving world of commerce.

On November 7, 2019, Nielsen announced its plan to spin-off the company's Global Connect business, creating two independent, publicly traded companies -- the Global Media business and the Global Connect business.

Nielsen has operations in over 100 countries, with its registered office is located in Oxford, the United Kingdom and its headquarters is located in New York, United States.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2020 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 9,432,848 and 4,446,733 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. Effective January 1, 2020, the Company adopted ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. Prior to the adoption, an estimate of the allowance for doubtful accounts was made when collection of the full amount was no longer probable (incurred loss)

or returns were expected. Subsequent to the adoption, as noted in Note 2, the allowance for doubtful accounts is made when collection of the full amounts is no longer probable by also incorporating reasonable and supportable forecasts (expected loss).

During the three months ended March 31, 2020, Nielsen sold $59 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2020 and December 31, 2019, $30 million and $85 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities for the majority of the receivables sold during the period, for which the related costs are not significant. The proceeds of $59 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

2. Summary of Recent Accounting Pronouncements

Financial Instruments – Credit Losses

Effective January 1, 2020, the Company adopted ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities are required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Upon adoption, this new standard did not have a significant impact on Nielsen’s consolidated balance sheets and statements of operations.

Compensation-Retirement Benefits-Defined Benefit Plans-General

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. Nielsen does not expect this new standard to have a significant impact on its disclosures.

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. Nielsen is assessing the impact of this new standard on its consolidated balance sheets, statements of operations and its future disclosures.

Reference Rate Reform-Facilitation of the Effects of Reference Rate Reform on Financial Reporting

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level.

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

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Connect Segment
Measurement	$510	$539
Predict/Activate	207	198
Connect	$717	$737

Media Segment
Audience Measurement	$615	$605
Planning/Optimization	227	221
Media	$842	$826
Total	$1,559	$1,563

Timing of revenue recognition
Products transferred at a point in time	$137	$131
Products and services transferred over time	1,422	1,432
Total	$1,559	$1,563

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	March 31, 2020	December 31, 2019
Contract assets	$265	$218
Contract liabilities	$402	$346

The increase in the contract assets balance during the period was primarily due to $208 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of March 31, 2020, offset by $155 million of contract assets included in the December 31, 2019 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $278 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $217 million of revenue recognized that was included in the December 31, 2019 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2020, approximately $8.2 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 70% of these remaining performance obligations through December 31, 2021, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of March 31, 2020 and December 31, 2019, the balances of such capitalized costs were $10 million and $11 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three months ended March 31, 2020 and March 31, 2019 was $1 million and $2 million, respectively. There was no impairment loss recorded in any of the periods presented.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts rollforward incorporating expected credit losses as of March 31, 2020.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable
For the three months ended March 31, 2020	$12	$2	$(2)	$(1)	$11

4. Business Acquisitions

Acquisitions

For the three months ended March 31, 2020, Nielsen paid cash consideration of $27 million associated with a current period acquisition, net of cash acquired. Had this 2020 acquisition occurred as of January 1, 2020, the impact on Nielsen’s consolidated results of operations would not have been material.

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

The components of lease expense were as follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$17	$12
Interest on lease liabilities	2	2
Total finance lease cost	19	14
Operating lease cost	31	22
Short-term lease cost	2	-
Sublease income	(1)	(1)
Total lease cost	$51	$35

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$378	$393

Other current liabilities	105	110
Operating lease liabilities	364	370
Total operating lease liabilities	$469	$480

Finance leases
Property, plant and equipment, gross	$390	$393
Accumulated depreciation	(224)	(213)
Property, plant and equipment, net	166	180

Other intangible assets, gross	23	24
Accumulated amortization	(15)	(13)
Other intangible assets, net	8	11

Accounts payable and other current liabilities	52	53
Long-term debt and capital lease obligations	84	92
Total finance lease liabilities	$136	$145

	Three Months Ended March 31,
Other information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(2)	(2)
Operating cash flows from operating leases	(32)	(28)
Financing cash flows from finance leases	(11)	(16)
Right-of-use assets obtained in exchange for new finance lease liabilities	2	8
Right-of-use assets obtained in exchange for new operating lease liabilities	23	30
Weighted-average remaining lease term--finance leases	4 years	4 years
Weighted-average remaining lease term--operating leases	8 years	10 years
Weighted-average discount rate--finance leases	6.07%	4.58%
Weighted-average discount rate--operating leases	4.14%	4.55%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)		Operating Leases	Finance Leases
For April 1, 2020 to December 31, 2020		$93	$43
2021		96	42
2022		77	29
2023		56	20
2024		41	12
2025		29	4
Thereafter		158	5
Total lease payments		550	155
Less imputed interest		(81)	(19)
Total	S	469	$136

6. Goodwill and Other Intangible Assets

Goodwill

Despite the excess fair value identified in our 2019 impairment assessment, we determined that the significant decline in Nielsen’s market capitalization and impacts of the COVID-19 pandemic indicate that there was a triggering event for an interim assessment. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, current discount rates, the reduction in Nielsen's market capitalization, and observable market transactions.

Based on our interim impairment assessment as of March 31, 2020, we have determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill), thus no impairment was recorded. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2020.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2019	$331	$5,662	$5,993
Acquisitions, divestitures and other adjustments	21	—	21
Effect of foreign currency translation	(14)	(21)	(35)
Balance, March 31, 2020	$338	$5,641	$5,979

At March 31, 2020, $42 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2020	2019	2020	2019
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	144	144	(110)	(109)
Customer-related intangibles	3,144	3,153	(1,809)	(1,764)
Covenants-not-to-compete	37	37	(36)	(36)
Content databases	168	168	(43)	(40)
Computer software	2,732	2,626	(1,381)	(1,260)
Patents and other	183	182	(144)	(141)
Total	$6,408	$6,310	$(3,523)	$(3,350)

During the first quarter of 2020, Nielsen concluded that there was a triggering event for an interim assessment of the indefinite-lived intangibles. Nielsen performed the interim assessment of the trade names and trademarks and concluded that the estimated fair values exceeded their carrying values. One of the indefinite-lived intangible assets had a fair value that exceeded its carrying value by less than 5%. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

Amortization expense associated with the above intangible assets was $168 million and $138 million for the three months ended March 31, 2020 and 2019, respectively. These amounts included amortization expense associated with computer software of $121 million and $87 million for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the net book value of purchased software and internally developed software was $30 million and $1,321 million, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the three months ended March 31, 2020 and 2019.

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive income/(loss) before reclassifications	(104)	(34)	1	(137)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	1	3	4
Net current period other comprehensive income/(loss)	(104)	(33)	4	(133)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(8)	—	—	(8)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(96)	(33)	4	(125)
Balance March 31, 2020	$(872)	$(52)	$(206)	$(1,130)

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	11	(6)	2	7
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3)	2	(1)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	11	(9)	4	6
Balance March 31, 2019	$(768)	$2	$(338)	$(1,104)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2020 and 2019, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2020	March 31, 2019	Statement of Operations
Cash flow hedges
Interest rate contracts	$2	$(4)	Interest (income)/expense
	(1)	1	(Benefit)/provision for income taxes
	$1	$(3)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$3	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$3	$2	Total, net of tax
Total reclassification for the period	$4	$(1)	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

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

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2019	$35
Charges (1)	8
Payments	(17)
Effect of foreign currency translation and other adjustments	1
Balance at March 31, 2020	$27
(1)	Excludes charges related to operating lease right-of-use assets of $3 million.

Nielsen recorded $11 million and $35 million in restructuring charges primarily relating to the productivity initiatives referenced above for the three months ended March 31, 2020 and 2019, respectively.

Of the $27 million in remaining liabilities for restructuring actions at March 31, 2020, $22 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2020.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31,
(IN MILLIONS)	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	25	25	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$27	$27	$—	—
Liabilities:
Interest rate swap arrangements (3)	$68	—	$68	—
Deferred compensation liabilities (4)	25	25	—	—
Total	$93	$25	$68	—

zz

	December 31,
	2019	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	26	26	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$28	$28	—	—
Liabilities:
Interest rate swap arrangements (3)	$22	—	$22	—
Deferred compensation liabilities (4)	26	26	—	—
Total	$48	$26	$22	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2020, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

For the three months ended March 31, 2020 and 2019, Nielsen recorded a net loss of $3 million and a net gain of $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019 the notional amount of the outstanding foreign currency derivative financial instruments were $100 million and $125 million, respectively.

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

As of March 31, 2020 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2020	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2020	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	October 2021	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	July 2022	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	April 2023	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	May 2023	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	June 2023	U.S. Dollar
US Dollar term loan floating-to-fixed rate swaps	$150,000,000	July 2023	U.S. Dollar

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019 respectively is as follows:

	Interest Expense
	Three Months Ended March 31,
(IN MILLIONS)	2020	2019
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$94	$99
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$(1)	$3
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—

Nielsen expects to recognize approximately $26 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
Derivatives Designated as Hedging	Prepaid Expense	Other	Other	Prepaid Expense	Other	Other
Instruments	and Other Current	Current	Non-Current	and Other Current	Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$—	$3	$65	$—	$—	$22

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2020 and 2019 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2020	2019		2020	2019
Interest rate swaps	$47	$8	Interest expense	$2	$(4)

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2020.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2020.

Annual maturities of Nielsen’s long-term debt are as follows:

	March 31, 2020			December 31, 2019
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 2.76%) due 2023		$1,079	1,018		$1,086	1,079
$2,303 million Senior secured term loan (LIBOR based variable rate of 3.01%) due 2023		2,258	2,081		2,263	2,273
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		592	575		603	606
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		135	125		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.91%	4,064	3,799	3.52%	3,952	3,958
$800 million 4.50% senior debenture loan due 2020		799	783		799	802
$625 million 5.50% senior debenture loan due 2021		623	613		622	629
$2,300 million 5.00% senior debenture loan due 2022		2,294	2,159		2,293	2,312
$500 million 5.00% senior debenture loan due 2025		497	468		497	516
Total debenture loans (with weighted-average interest rate)	5.22%	4,213	4,023	5.22%	4,211	4,259
Other loans		—	—		1	1
Total long-term debt	4.09%	8,277	7,822	4.40%	8,164	8,218
Finance lease and other financing obligations		136			145
Total debt and other financing arrangements		8,413			8,309
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		1,054			914
Non-current portion of long-term debt and finance lease and other financing obligations		$7,359			$7,395

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The Company’s $800 million 4.50% senior debenture loan matures in October 2020 and, as of March 31, 2020, there was approximately $817 million of outstanding principal and interest payable thereunder. The Company believes that it is probable that it will be able to refinance this debt prior to maturity.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2020 to December 31, 2020	$978
2021	702
2022	2,398
2023	3,699
2024	—
2025	500
Thereafter	—
$8,277

11. Shareholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2020
Actual number of shares of common stock outstanding
Beginning of period	356,149,883
Shares of common stock issued through compensation plans	328,883
Employee benefit trust activity	(3,125)
End of period	356,475,591

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for years ended December 31, 2019 and the three months ended March 31, 2020, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06

On November 3, 2019 the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening Nielsen’s balance sheet and providing added flexibility to invest for growth. On April 16, 2020, the Board declared a cash dividend of $0.06 per share on the Company’s common stock. The dividend is payable on June 18, 2020 to shareholders of record at the close of business on June 4, 2020.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on Nielsen’s evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted Nielsen on August 6, 2015, which authority will expire in August 2020. Nielsen is seeking shareholder authorization to extend the authority under which the share repurchase program is executed at its 2020 Annual General Meeting of Shareholders.

As of March 31, 2020, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the three months ended March 31, 2020.

12. Income Taxes

The effective tax rates before discrete tax items for the three months ended March 31, 2020 and 2019 were 47% ($1 million tax benefit) and 31% ($25 million tax expense), respectively. The tax rate for the three months ended March 31, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, BEAT tax, and withholding taxes offset by reversal of valuation allowance related to certain loss carryforwards. The tax rate for the three months ended March 31, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns offset by the favorable impact of certain financing activities. For the three months ended March 31,

2020, the total tax expense was $11 million which includes impact of the CARES Act and other discrete items recognized in the first quarter. For the three months ended March 31, 2019, the total tax expense was $32 million which includes impact of interest on uncertain tax positions and other discrete items recognized in the first quarter.

The estimated liability for unrecognized tax benefits as of December 31, 2019 was $164 million. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. and in many state and foreign jurisdictions. With few exceptions the Company is no longer subject to U.S. Federal income tax examination for 2015 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2007 through 2019.

To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

13. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. Briefing of Nielsen’s motion concluded on February 26, 2020. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of Nielsen’s motion to dismiss the aforementioned securities litigation. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

14. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Operating segments are aggregated into two reporting segments: Nielsen Global Connect (“Connect”), consisting principally of market research information and analytical services; and Nielsen Global Media (“Media”), consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics.

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

Business Segment Information

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended March 31, 2020
Revenues	$717	$842	—	$1,559
Operating income/(loss)	$(15)	$191	$(78)	$98
Depreciation and amortization	$65	$147	$2	$214
Restructuring charges	$8	$1	$2	$11
Share-based compensation expense	$5	$4	$7	$16
Other items(1)	$—	$—	$21	$21
Separation-related costs(2)	$—	$—	$35	$35
Business segment income/(loss)(3)	$63	$343	$(11)	$395
Total assets as of March 31, 2020	$4,432	$9,597	$164	$14,193

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended March 31, 2019
Revenues	$737	$826	—	$1,563
Operating income/(loss)	$(2)	$214	$(38)	$174
Depreciation and amortization	$55	$123	$1	$179
Restructuring charges	$22	$7	$6	$35
Share-based compensation expense	$4	$3	$8	$15
Other items(1)	$—	$—	$12	$12
Business segment income/(loss)(3)	$79	$347	$(11)	$415
Total assets as of December 31, 2019	$4,376	$9,675	$268	$14,319

(1)

Other items primarily consist of business optimization costs and transaction related costs for the three months ended March 31, 2020. Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three months ended March 31, 2019.

(2)

Separation-related costs consists of costs that would not have been incurred if Nielsen was not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(3)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

15. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of March 31, 2020 and December 31, 2019 and consolidating statements of operations and cash flows for the periods ended March 31, 2020 and 2019.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income/(Loss) (Unaudited)

For the three months ended March 31, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$880	$679	$—	$1,559
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	396	325	—	721
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	282	232	—	515
Depreciation and amortization	—	—	174	40	—	214
Restructuring charges	—	—	4	7	—	11
Operating income/(loss)	(1)	—	24	75	—	98
Interest income	—	211	24	11	(245)	1
Interest expense	—	(91)	(224)	(24)	245	(94)
Foreign currency exchange transaction gains/(losses), net	—	—	16	(22)	—	(6)
Other income/(expense), net	—	—	1	(2)	—	(1)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	120	(159)	38	—	(2)
Benefit/(provision) for income taxes	—	(32)	22	(1)	—	(11)
Equity in net income/(loss) of subsidiaries	(17)	53	120	—	(156)	—
Net income/(loss)	(18)	141	(17)	37	(156)	(13)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	5	—	5
Net income/(loss) attributable to controlling interest	(18)	141	(17)	32	(156)	(18)
Total other comprehensive income/(loss)	(125)	(26)	(125)	(136)	279	(133)
Other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(8)	—	(8)
Total other comprehensive income/(loss) attributable to controlling interests	(125)	(26)	(125)	(128)	279	(125)
Total comprehensive income/(loss)	(143)	115	(142)	(99)	123	(146)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income/(loss) attributable to controlling interests	$(143)	$115	$(142)	$(96)	$123	$(143)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income/(Loss) (Unaudited)

For the three months ended March 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$867	$696	$—	$1,563
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	376	319	—	695
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	234	245	—	480
Depreciation and amortization	—	—	145	34	—	179
Restructuring charges	—	—	12	23	—	35
Operating income/(loss)	(1)	—	100	75	—	174
Interest income	—	184	10	2	(194)	2
Interest expense	—	(93)	(190)	(10)	194	(99)
Foreign currency exchange transaction gains/(losses), net	—	—	1	(4)	—	(3)
Other income/(expense), net	—	—	(7)	12	—	5
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	91	(86)	75	—	79
Benefit/(provision) for income taxes	—	(25)	63	(70)	—	(32)
Equity in net income/(loss) of subsidiaries	44	56	67	—	(167)	—
Net income/(loss)	43	122	44	5	(167)	47
Less net income/(loss) attributable to noncontrolling interests	—	—	—	4	—	4
Net income/(loss) attributable to controlling interests	43	122	44	1	(167)	43
Total other comprehensive income/(loss) attributable to controlling interests	6	1	6	32	(39)	6
Total comprehensive income/(loss)	49	123	50	37	(206)	53
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income/(loss) attributable to controlling interests	$49	$123	$50	$33	$(206)	$49

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

March 31, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$11	$1	$44	$303	$—	$359
Trade and other receivables, net	—	—	493	689	—	1,182
Prepaid expenses and other current assets	—	—	335	138	—	473
Intercompany receivables	5	1,770	244	55	(2,074)	—
Total current assets	16	1,771	1,116	1,185	(2,074)	2,014
Non-current assets						—
Property, plant and equipment, net	—	—	273	153	—	426
Operating lease right-of-use assets	—	—	184	194	—	378
Goodwill	—	—	5,115	864	—	5,979
Other intangible assets, net	—	—	4,305	501	—	4,806
Deferred tax assets	1	—	-	266	—	267
Other non-current assets	—	—	250	73	—	323
Equity investment in subsidiaries	2,002	1,282	3,176	—	(6,460)	—
Intercompany loans	25	8,887	879	141	(9,932)	—
Total assets	$2,044	$11,940	$15,298	$3,377	$(18,466)	$14,193
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$104	$467	$506	$—	$1,077
Deferred revenues	—	—	246	156	—	402
Income tax liabilities	—	—	1	34	—	35
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	868	179	7	—	1,054
Intercompany payables	—	—	1,830	244	(2,074)	—
Total current liabilities	—	972	2,723	947	(2,074)	2,568
Non-current liabilities
Long-term debt and finance lease obligations	—	7,274	75	10	—	7,359
Deferred tax liabilities	—	71	876	84	—	1,031
Operating lease liabilities	—	—	209	154	—	363
Intercompany loans	—	—	9,053	879	(9,932)	—
Other non-current liabilities	—	64	360	217	—	641
Total liabilities	—	8,381	13,296	2,291	(12,006)	11,962
Total stockholders’ equity	2,044	3,559	2,002	899	(6,460)	2,044
Noncontrolling interests	—	—	—	187	—	187
Total equity	2,044	3,559	2,002	1,086	(6,460)	2,231
Total liabilities and equity	$2,044	$11,940	$15,298	$3,377	$(18,466)	$14,193

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$48	$404	$—	$454
Trade and other receivables, net	—	—	404	699	—	1,103
Prepaid expenses and other current assets	—	—	291	129	—	420
Intercompany receivables	7	1,615	278	69	(1,969)	-
Total current assets	9	1,615	1,021	1,301	(1,969)	1,977
Non-current assets						-
Property, plant and equipment, net	—	—	292	174	—	466
Operating lease right-of-use asset	—	—	190	203	—	393
Goodwill	—	—	5,103	890	—	5,993
Other intangible assets, net	—	—	4,370	511	—	4,881
Deferred tax assets	1	—	—	275	—	276
Other non-current assets	—	—	256	77	—	333
Equity investment in subsidiaries	2,170	1,298	4,576	—	(8,044)	—
Intercompany loans	25	8,887	896	1,605	(11,413)	—
Total assets	$2,205	$11,800	$16,704	$5,036	$(21,426)	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$10	$62	$517	$593	$—	$1,182
Deferred revenues	—	—	217	128	—	345
Income tax liabilities	—	—	4	56	—	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	861	46	7	—	914
Intercompany payables	—	3	1,689	277	(1,969)	—
Total current liabilities	10	926	2,473	1,061	(1,969)	2,501
Non-current liabilities
Long-term debt and finance lease obligations	—	7,302	80	13	—	7,395
Operating lease liabilities	—	—	213	157	—	370
Deferred tax liabilities	—	71	887	94	—	1,052
Intercompany loans	—	—	10,516	897	(11,413)	—
Other non-current liabilities	—	22	365	226	—	613
Total liabilities	10	8,321	14,534	2,448	(13,382)	11,931
Total shareholders’ equity	2,195	3,479	2,170	2,395	(8,044)	2,195
Noncontrolling interests	—	—	—	193	—	193
Total equity	2,195	3,479	2,170	2,588	(8,044)	2,388
Total liabilities and equity	$2,205	$11,800	$16,704	$5,036	$(21,426)	$14,319

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(12)	$47	$(38)	$(2)	$(5)
Investing activities:					—
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(14)	(13)	(27)
Proceeds from the sale of subsidiaries and affiliates, net	—	—	—	—	—
Additions to property, plant and equipment and other assets	—	—	(1)	(3)	(4)
Additions to intangible assets	—	—	(84)	(24)	(108)
Other investing activities	—	—	—	(3)	(3)
Net cash used in investing activities	—	—	(99)	(43)	(142)
Financing activities:					—
Net borrowings under revolving credit facility	—	—	135	—	135
Repayments of debt	—	(14)	—	—	(14)
Cash dividends paid to stockholders	(21)	—	—	—	(21)
Activity under share-based compensation plans	—	—	(4)	—	(4)
Proceeds from employee stock purchase plan	1	—	—	—	1
Finance leases	—	—	(9)	(2)	(11)
Settlement of intercompany and other financing activities	41	(32)	11	(24)	(4)
Net cash provided by/(used in) financing activities	21	(46)	133	(26)	82
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(30)	(30)
Net increase/(decrease) in cash and cash equivalents	9	1	(4)	(101)	(95)
Cash and cash equivalents at beginning of period	2	—	48	404	454
Cash and cash equivalents at end of period	$11	$1	$44	$303	$359

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(4)	$15	$40	$(94)	$(43)
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(48)	(59)
Proceeds from the sale of subsidiaries and affiliates, net	—	—	—	—	—
Additions to property, plant and equipment and other assets	—	—	(14)	(16)	(30)
Additions to intangible assets	—	—	(76)	(16)	(92)
Other investing activities	—	—	1	—	1
Net cash used in investing activities	—	—	(100)	(80)	(180)
Financing activities:
Net borrowings under revolving credit facility	—	—	263	—	263
Repayments of debt	—	(14)	—	—	(14)
Increase/(decrease) in other short-term borrowings	—	—	—	—	—
Cash dividends paid to shareholders	(124)	—	—	—	(124)
Activity under share-based compensation plans	—	—	(3)	—	(3)
Proceeds from employee stock purchase plan	1	—	—	—	1
Finance leases	—	—	(13)	(3)	(16)
Settlement of intercompany and other financing activities	127	1	(203)	72	(3)
Net cash provided by/(used in) financing activities	4	(13)	44	69	104
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net increase/(decrease) in cash and cash equivalents	—	2	(19)	(105)	(122)
Cash and cash equivalents at beginning of period	3	—	79	442	524
Cash and cash equivalents at end of period	$3	$2	$60	$337	$402

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2019 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 27, 2020, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2019 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we,” “us,” and “our” refer to Nielsen Holdings plc and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors and our Twitter account at http://twitter.com/nielsen.

Background and Executive Summary

We are a leading global measurement and data analytics company that provides the most complete and trusted view available of consumers and markets worldwide. Our approach marries our proprietary data with other data sources to help clients around the world understand what’s happening now, what’s happening next, and how to best act on this knowledge. An S&P 500 company, we have operations in over 100 countries, including many emerging markets, covering more than 90% of the world’s population, and hold leading market positions in many of our services and geographies.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Nielsen Global Connect and Nielsen Global Media segments, which provides us with a greater degree of stability for our revenue and allows us to more effectively manage our profitability and cash flows. See “Business Segment Overview” below for further discussion. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

On November 7, 2019, Nielsen announced its plan to spin-off the company's Global Connect business, creating two independent, publicly traded companies -- the Global Media business and the Global Connect business.

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

COVID-19

In March 2020, the global outbreak of the novel coronavirus (“COVID-19”) was categorized as a pandemic by the World Health Organization and has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.

We have established a global task force to ensure execution of our key priorities during the COVID-19 pandemic-- the health and safety of our global workforce, maintaining our financial position with ample liquidity, and continuity of critical business processes.

We have taken measures to protect the health and safety of our employees, their families and our clients, with a large majority of our worldwide workforce working from home. We have halted in-store field research and in-person client engagements in 70 markets and are adapting processes and developing innovative solutions to ensure continuity of critical business processes.  In addition, we are sharing retail measurement data with several government entities to support our communities.

We delivered solid results in the first quarter, but we saw slowing momentum as the quarter progressed. These headwinds have continued into the second quarter, with increased pressure in both Nielsen Global Media and Nielsen Global Connect, primarily in non-contracted revenue. We continue to believe that a separation of Nielsen Global Media and Nielsen Global Connect is the best path forward.  We continue to make operational progress towards separation but now expect the closing to take place in the first quarter of 2021, largely due to temporary shutdowns of government agencies that are necessary to move forward with the separation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.

We believe we have a sound plan in place to mitigate the financial impacts of the COVID-19 pandemic in the face of ongoing economic uncertainty. We have taken aggressive cost actions to date and continue to closely monitor the situation.  We remain well-capitalized, have sufficient liquidity to satisfy our cash needs and will take additional actions as required.

For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part II—Item 1A—Risk Factors."

Business Segment Overview

We are divided into business units: Nielsen Global Media (“Media”) and Nielsen Global Connect (“Connect”). Media, the arbiter of truth for media markets, provides media and advertising clients with unbiased and reliable metrics that create the shared understanding of the industry required for markets to function, enabling its clients to grow and succeed across the $600 billion global advertising market. Media helps clients to define exactly who they want to reach, as well as optimize the outcomes they can achieve. Our cross-platform measurement strategy brings together the best of TV and digital measurement to ensure a more functional marketplace for the industry.

Connect provides consumer packaged goods manufacturers and retailers with accurate, actionable information and a complete picture of the complex and changing marketplace that brands need to innovate and grow their businesses. Connect provides data and builds tools that use predictive models to turn observations in the marketplace into business decisions and winning solutions. The business's data and insights, combined with the only open, cloud native measurement and analytics platform that democratizes the power of data, continue to provide an essential foundation that makes markets possible in the rapidly evolving world of commerce.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Critical Accounting Policies

Our accounting policies are set forth in Note 1 to Consolidated Financial Statements contained in the Company’s 2019 Annual Report on Form 10-K. We include herein certain updates to those policies.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any.

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. We review the recoverability of our goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. During the first quarter of 2020, we concluded that there was a triggering event for an interim assessment.

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

A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Many of the factors used in assessing fair value are outside of the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment. The following assumptions are significant to our discounted cash flow analysis:

•

Business projections – expected future cash flows and growth rates are based on assumptions about the level of business activity in the marketplace as well as applicable cost levels that drive our budget and business plans. Management updated the business projections in light of the estimated impacts from the COVID-19 pandemic. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions and a slower or weaker economic recovery than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future. Should such events or circumstances arise, management would evaluate other options available at that time that, if executed, could result in future profitability.

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for each of our reporting units in our latest evaluation were between 1.5% and 2.5%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used in our latest evaluation of our reporting units were between 11.0% and 12.0%.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology, which includes revenue projections. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. There was no impairment noted in any period presented with respect to the Company’s indefinite-lived intangible assets. As of the March 31, 2020 assessment, one of our indefinite-lived intangible assets had a fair value that exceeded its carrying value by less than 5%. The valuation is sensitive to the assumptions listed above. A downward trend in revenue projections or an increase in discount rate could lead to a future impairment. We will continue to closely evaluate and report on any indicators of future impairments.

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the three months ended March 31, 2020, we paid cash consideration of $27 million associated with a current period acquisition, net of cash acquired. Had this 2020 acquisition occurred as of January 1, 2020, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2020	2019
U.S. Dollar	60%	58%
Euro	10%	10%
Other Currencies	30%	32%
Total	100%	100%

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.10 to €1.00 and $1.14 to €1.00 for the three months ended March 31, 2020 and 2019, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Accounts Receivable

We extend non-interest bearing trade credit to our customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of client’s financial condition are performed. Effective January 1, 2020, we adopted ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. Prior to the adoption, an estimate of the allowance for doubtful accounts was made when collection of the full amount was no longer probable (incurred loss) or returns were expected. Subsequent to the adoption, as noted in “Summary of Recent Accounting Pronouncements” below, the allowance for doubtful accounts is made when collection of the full amounts is no longer probable by also incorporating reasonable and supportable forecasts (expected loss).

The uncertainty regarding the length of lock-downs related to the COVID-19 pandemic and speed of recovery may impact our level of reserves in future periods. We continue to monitor assess the impacts related to our different clients and will base our reasonable forecasts on the latest information available.

During the three months ended March 31, 2020, we sold $59 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2020 and December 31, 2019, $30 million and $85 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities for the majority of the receivables sold during the period, for which the related costs are not significant. The proceeds of $59 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2020	2019
Revenues	$1,559	$1,563
Cost of revenues, exclusive of depreciation and amortization shown separately below	721	695
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	515	480
Depreciation and amortization	214	179
Restructuring charges	11	35
Operating income/(loss)	98	174
Interest income	1	2
Interest expense	(94)	(99)
Foreign currency exchange transaction gains/(losses), net	(6)	(3)
Other income/(expense)	(1)	5
Income/(loss) from continuing operations before income taxes	(2)	79
Benefit/(provision) for income taxes	(11)	(32)
Net income/(loss)	(13)	47
Net income/(loss) attributable to noncontrolling interests	5	4
Net income/(loss) attributable to Nielsen shareholders	$(18)	$43

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

Separation-related costs: To measure operating performance, we exclude certain separation-related costs that would not be incurred if we were not undertaking a separation of our Global Connect business from our Global Media business and positioning Global Connect and Global Media to operate as two independent companies. These costs include: third-party advisor costs, tax friction, technology related spend, and incremental costs of beginning to operate as two independent companies. We believe that exclusion of these costs will allow users of our financial statements to better understand our financial performance in 2020.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(IN MILLIONS)	2020	2019
Net income/(loss) attributable to Nielsen shareholders	$(18)	$43
Interest expense, net	93	97
(Benefit)/provision for income taxes	11	32
Depreciation and amortization	214	179
EBITDA	300	351
Other non-operating (income)/expense, net	12	2
Restructuring charges	11	35
Share-based compensation expense	16	15
Other items(a)	21	12
Separation-related costs	35	-
Adjusted EBITDA	$395	$415

(a)

For the three months ended March 31, 2020, other items primarily consist of business optimization costs, and transaction related costs. For the three months ended March 31, 2019, other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs.

Consolidated Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

Revenues decreased 0.3% to $1,559 million for the three months ended March 31, 2020 from $1,563 million for the three months ended March 31, 2019, or an increase of 1.5% on a constant currency basis. Revenues within our Connect segment decreased 2.7%, or an increase of 0.3% on a constant currency basis. Revenues within our Media segment increased 1.9%, or an increase of 2.6% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.7% to $721 million for the three months ended March 31, 2020 from $695 million for the three months ended March 31, 2019, or an increase of 5.3% on a constant currency basis.

Costs within our Connect segment increased 1.3%, or an increase of 3.4% on a constant currency basis.  The increase in cost of revenues for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to global investments in our services, including retailer investments, partially offset by our productivity initiatives.

Costs within our Media segment increased 8.5%, or an increase of 9.2% on a constant currency basis.  Cost of revenues increased primarily due to the impact of our investments and higher spending on product portfolio management initiatives, including data acquisition costs, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 7.3% to $515 million for the three months ended March 31, 2020 from $480 million for the three months ended March 31, 2019, or an increase of 9.3% on a constant currency basis.

Costs within our Connect segment decreased 3.3%, or a decrease of 0.8% on a constant currency basis, primarily due to productivity initiatives.

Costs within our Media segment decreased 0.5%, or flat on a constant currency basis.

Costs within our Corporate segment increased 230% on a reported and constant currency basis, primarily due to separation-related costs relating to the separation of our Global Connect business from our Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

Depreciation and Amortization

Depreciation and amortization expense was $214 million for the three months ended March 31, 2020 as compared to $179 million for the three months ended March 31, 2019. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures, partially offset by lower depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $51 million for the three months ended March 31, 2020 from $54 million for the three months ended March 31, 2019.

Restructuring Charges

We recorded $11 million and $35 million in restructuring charges primarily related to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the three months ended March 31, 2020 and 2019, respectively.

Operating Income/(loss)

Operating income for the three months ended March 31, 2020 was $98 million as compared to $174 million for the three months ended March 31, 2019. Operating loss within our Connect segment was $15 million for the three months ended March 31, 2020 as compared to operating loss of $2 million for the three months ended March 31, 2019. Operating income within our Media segment was $191 million for the three months ended March 31, 2020 as compared to $214 million for the three months ended March 31, 2019. Corporate operating expenses were $78 million for the three months ended March 31, 2020 as compared to $38 million for the three months ended March 31, 2019. Refer to the “Business Segment Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019” section for further discussion of our operating income.

Interest Expense

Interest expense was $94 million for the three months ended March 31, 2020, as compared to $99 million for the three months ended March 31, 2019. This decrease was primarily due to lower USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.10 to €1.00 for the three months ended March 31, 2020, as compared to $1.14 to €1.00 for the three months ended March 31, 2019.

We realized net losses of $6 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $1 million for the three months ended March 31, 2020, was primarily related to certain non-service related pension transactions.

Other income, net of $5 million for the three months ended March 31, 2019, was primarily related to a gain from the sale of a cost method investment and certain non-service related pension transactions.

Income Taxes

The effective tax rates before discrete tax items for the three months ended March 31, 2020 and 2019 were 47% ($1 million tax benefit) and 31% ($25 million tax expense), respectively. The tax rate for the three months ended March 31, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, BEAT tax, and withholding taxes offset by reversal of valuation allowance related to certain loss carryforwards. The tax rate for the three months ended March 31, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns offset by the favorable impact of certain financing activities. For the three months ended March 31, 2020, the total tax expense was $11 million which includes impact of the CARES Act and other discrete items recognized in the first quarter. For the three months ended March 31, 2019, the total tax expense was $32 million which includes impact of interest on uncertain tax positions and other discrete items recognized in the first quarter.

The estimated liability for unrecognized tax benefits as of December 31, 2019 was $164 million. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA decreased 4.8% to $395 million for the three months ended March 31, 2020 from $415 million for the three months ended March 31, 2019, or a decrease of 2.9% on a constant currency basis. See “Results of Operations – Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	% Variance 2020 vs. 2019 Reported	Three Months Ended March 31, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Measure	$510	539	(5.4)%	522	(2.3)%
Predict/Activate	207	198	4.5%	193	7.3%
Connect Segment	$717	$737	(2.7)%	$715	0.3%

Audience Measurement	$615	605	1.7%	602	2.2%
Plan/Optimize	227	221	2.7%	219	3.7%
Media Segment	842	826	1.9%	821	2.6%
Total	$1,559	$1,563	(0.3)%	$1,536	1.5%

Connect Segment Revenues

Revenues decreased 2.7% to $717 million for the three months ended March 31, 2020 from $737 million for the three months ended March 31, 2019, or an increase of 0.3% on a constant currency basis. Revenues from Measure decreased 5.4% to $510 million, or a decrease of 2.3% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on retail measurement services in markets that are heavy in traditional trade. Revenues from Predict/Activate increased 4.5% to $207 million, or an increase of 7.3% on a constant currency basis, primarily reflecting the January 2020 acquisition of Precima, along with strength in analytics and innovation, partially offset by pressure in custom insights which saw greater pressure from the COVID-19 pandemic.

Media Segment Revenues

Revenues increased 1.9% to $842 million for the three months ended March 31, 2020 from $826 million for the three months ended March 31, 2019 or an increase of 2.6% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 1.7%, or an increase of 2.2% on a constant currency basis, primarily due to continued client adoption of our Total Audience Measurement system and growth in audio which was timing driven, partially offset by pressure in local television measurement. Plan/Optimize revenues increased 2.7%, or an increase of 3.7% on a constant currency basis, primarily due to growth in targeting solutions for consumer packaged goods clients and continued growth in Gracenote.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2020 and 2019, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended March 31, 2020
Operating income/(loss)	$(15)	$191	$(78)	$98
Depreciation and amortization	$65	$147	$2	$214
Restructuring charges	$8	$1	$2	$11
Share-based compensation expense	$5	$4	$7	$16
Other items(1)	$—	$—	$21	$21
Separation-related costs(2)	$—	$—	$35	$35
Non-GAAP Business segment income/(loss)	$63	$343	$(11)	$395

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended March 31, 2019
Operating income/(loss)	$(2)	$214	$(38)	$174
Depreciation and amortization	$55	$123	$1	$179
Restructuring charges	$22	$7	$6	$35
Share-based compensation expense	$4	$3	$8	$15
Other items(1)	$—	$—	$12	$12
Non-GAAP Business segment income/(loss)	$79	$347	$(11)	$415

(1)

For the three months ended March 31, 2020, other items primarily consist of business optimization costs and transaction related costs. For the three months ended March 31, 2019, other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs.

(2)

Separation-related costs consists of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(IN MILLIONS)	Three Months Ended March 31, 2020 Reported	Three Months Ended March 31, 2019 Reported	% Variance 2020 vs. 2019 Reported	Three Months Ended March 31, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$63	$79	(20.3)%	$72	(12.5)%
Media	343	347	(1.2)%	346	(0.9)%
Corporate and Eliminations	(11)	(11)	NM	(11)	NM
Total Nielsen	$395	$415	(4.8)%	$407	(2.9)%

Connect Segment Profitability

Operating loss was $15 million for the three months ended March 31, 2020 as compared to operating loss of $2 million for the three months ended March 31, 2019. The decrease was primarily due to the revenue performance discussed above, higher depreciation and amortization expense and our continued global investments in our services, including retailer investments, partially offset by lower restructuring charges for the three months ended March 31, 2020. Non-GAAP business segment income decreased 12.5% on a constant currency basis.

Media Segment Profitability

Operating income was $191 million for the three months ended March 31, 2020 as compared to $214 million for the three months ended March 31, 2019. The decrease was primarily due to an increase in depreciation and amortization expense as well the impact of our investments and higher spending on product portfolio management initiatives, including data acquisition costs, partially offset by the revenue performance discussed above and a decrease in restructuring charges for the three months ended March 31, 2020. Non-GAAP business segment income decreased 0.9% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $78 million for the three months ended March 31, 2020 as compared to $38 million for the three months ended March 31, 2019. The increase was primarily due to separation-related costs for the three months ended March 31, 2020.

Liquidity and Capital Resources

Overview

Cash flows from operations were $(5) million for the three months ended March 31, 2020, as compared to $(43) million for the three months ended March 31, 2019, an increase of $38 million primarily due to working capital timing and lower interest payments, partially offset by the Adjusted EBITDA performance discussed above, higher employee annual incentive payments and higher income tax payments.

We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2020 and 2019:

(IN MILLIONS)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash from operating activities	$(5)	$(43)
Cash and cash equivalents	$359	$402
Availability under Revolving credit facility	$698	$571

Of the $359 million in cash and cash equivalents, approximately $312 million was held in jurisdictions outside the U.S. and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Weighted average interest rate	4.09%	4.70%
Cash paid for interest, net of amounts capitalized (in millions)	$50	$55

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

Our $800 million 4.50% senior debenture loan matures in October 2020 and, as of March 31, 2020, there was approximately $817 million of outstanding principal and interest payable thereunder. We believe that it is probable that it will be able to refinance this debt prior to maturity.

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of March 31, 2020, we were in full compliance with the financial covenant described above.

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

As of March 31, 2020 and 2019, we had $135 million and $263 million borrowings outstanding and had outstanding letters of credit of $17 million and $16 million, respectively. As of March 31, 2020, we had $698 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy which was adopted by our Board of Directors ("Board") in 2013. Under this plan we have paid $21 million and $124 million in cash dividends during the years ended March 31, 2020 and 2019, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2019 and the three months ended March 31, 2020.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06

On April 16, 2020, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on June 18, 2020 to shareholders of record at the close of business on June 4, 2020.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted us on August 6, 2015, which authority will expire in August 2020. We are seeking shareholder authorization to extend the authority under which the share repurchase program is executed at its 2020 Annual General Meeting of Shareholders.

As of March 31, 2020, there were 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the three months ended March 31, 2020.

Cash Flows

Operating activities. Net cash used in operating activities was $5 million for the three months ended March 31, 2020, as compared to $43 million used in operating activities for the three months ended March 31, 2019. This decrease in net cash used in operating activities was primarily due to working capital timing and lower interest payments, partially offset by the Adjusted EBITDA performance discussed above, higher employee annual incentive payments and higher income tax payments. Our key collections performance measure, days billing outstanding (“DBO”), decreased by two days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $142 million for the three months ended March 31, 2020, as compared to $180 million for the three months ended March 31, 2019. The primary drivers for the decrease were lower acquisition payments and lower additions of property plant and equipment and intangible assets during the three months ended March 31, 2020 as compared to the same period for 2019.

Financing activities. Net cash provided by financing activities was $82 million for the three months ended March 31, 2020 as compared to $104 million for the three months ended March 31, 2019. The decrease in net cash provided by financing activities was primarily due to lower net borrowings of the revolving credit facility, partially offset by lower dividends payments as described in the “Dividends and Share Repurchase Program” section above, during the three months ended March 31, 2020 as compared to the same period for 2019.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $112 million for the three months ended March 31, 2020 as compared to $122 million for the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

.

Financial Instruments – Credit Losses

Effective January 1, 2020, we adopted ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities are required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Upon adoption, this new standard did not have a significant impact on our consolidated balance sheets and statements of operations.

Compensation-Retirement Benefits-Defined Benefit Plans-General

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We do not expect this new standard to have a significant impact on our disclosures.

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

Reference Rate Reform-Facilitation of the Effects of Reference Rate Reform on Financial Reporting

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level.

Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. Briefing of Nielsen’s motion concluded on February 26, 2020. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of Nielsen’s motion to dismiss the aforementioned securities litigation. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 40% of our revenues and 39% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31,

2020. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

For the quarters ended March 31, 2020 and 2019, we recorded a net loss of $3 million and a net gain of $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of March 31, 2020 and December 31, 2019, the notional amounts of outstanding foreign currency derivative financial instruments were $100 million and $125 million, respectively.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2020:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	10%	30%
Operating costs	61%	10%	29%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2020, we had $4,064 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $20 million ($41 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. Briefing of Nielsen’s motion concluded on February 26, 2020. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit has been stayed pending resolution of Nielsen’s motion to dismiss the aforementioned securities litigation. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than as set forth below, which, along with the Risk Factors previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

Our operations are vulnerable to the effects of epidemics, such as COVID-19, which has and is expected to continue to adversely affect our business.

We are vulnerable to the general economic effects of epidemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that has spread throughout the world and has been declared a pandemic by the World Health Organization. Due to the recent outbreak of COVID-19, there has been a substantial curtailment of business activities in many countries around the world, which is affecting and may continue to affect our ability to conduct fieldwork, operate call centers, and other services that require manual data collection. In addition, we have closed numerous offices and personnel are working from home where possible, which is and may continue to affect overall business performance. The risk is particularly pronounced in the Connect business where our teams need to visit traditional stores to collect information where electronic data transmission is not possible, where the services rely on call centers, and where we need to conduct face to face consumer research interviews. With respect to the Media business, because our measurement services require Nielsen to recruit new panelist households and interact with existing panelists to install metering equipment, over time the pandemic and related “stay at home” orders may adversely affect Nielsen’s audio and television ratings and measurement services. Further, the COVID-19 pandemic could have a negative impact on our business if clients decide to cut back or delay their spending, or declare bankruptcy in light of poor business performance due to the pandemic.  If the pandemic is not contained or otherwise continues, it will have a material adverse effect on our business, results of operations and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended March 31, 2020.

Purchases of Equity Securities by the Issuer

There were no share repurchases during the three months ended March 31, 2020.

Our Board approved a share repurchase program for up to $2 billion of our outstanding common stock on the dates indicated under Part 1- Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Dividends and Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1*†	Amended and Restated Nielsen Holdings Plc Executive Severance Policy for Section 16 Officer and United States-Based Senior Executives

10.2*†	Form of Voluntary Salary and Bonus Reduction Program Due to Covid-19 Pandemic Letter to Section 16 Officers

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets at March 31, 2020 (Unaudited) and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019, and (v) Condensed  Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019, (vi) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: April 30, 2020	/s/ Christopher Taft
Christopher Taft Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)