Form 10-K/A
period 2019-12-31
Nielsen Holdings plc
filed 2020-05-05
CIK 1492633

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2020 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Annual Report on Form
10-K.

EXPLANATORY NOTE
In connection with our Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Original Filing”), Nielsen’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
to the Original Filing is being filed to correct an inadvertent reference to December 31, 2018 in the Evaluation of Disclosure Controls and Procedures disclosure included in part (a) of “Item 9A. Controls and Procedures” of the Original Filing.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Nielsen’s principal executive officer and principal financial officer are filed as exhibits to this Form
10-K/A
under Item 15 of Part IV hereof. Because no financial statements have been included in this Form
10-K/A,
paragraph 3 of the certifications has been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form
10-K/A.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original Filing was made. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Filing and our other filings with the SEC.
The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to Nielsen Holdings plc (formerly known as Nielsen N.V.) and our consolidated subsidiaries unless otherwise stated or indicated by context.

PART II
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
and
15d-15(e)
under the Exchange Act) as of December 31, 2019 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form
10-K.
(c) Attestation Report of the Registered Public Accounting Firm
The Company’s financial statements included in this Form
10-K
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(3) Exhibits

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nielsen Holdings plc
(Registrant)

Date: May 5, 2020	/s/ Christopher Taft
Christopher Taft
Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)