Form 10-Q
period 2020-06-30
Nielsen Holdings plc
filed 2020-08-05
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 356,753,964 shares of the registrant’s Common Stock outstanding as of June 30, 2020.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2020	2019	2020	2019
Revenues	$1,496	$1,628	$3,055	$3,191
Cost of revenues, exclusive of depreciation and amortization shown separately below	664	699	1,385	1,394
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	451	483	966	963
Depreciation and amortization	224	185	438	364
Impairment of goodwill and other long-lived assets	45	—	45	—
Restructuring charges	84	12	95	47
Operating income/(loss)	28	249	126	423
Interest income	—	1	1	3
Interest expense	(91)	(100)	(185)	(199)
Foreign currency exchange transaction gains/(losses), net	3	(1)	(3)	(4)
Other income/(expense), net	(4)	—	(5)	5
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	(64)	149	(66)	228
Benefit/(provision) for income taxes	38	(23)	27	(55)
Net income/(loss)	(26)	126	(39)	173
Net income/(loss) attributable to noncontrolling interests	4	3	9	7
Net income/(loss) attributable to Nielsen shareholders	$(30)	$123	$(48)	$166
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$(0.08)	$0.35	$(0.13)	$0.47
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$(0.08)	$0.34	$(0.13)	$0.47
Weighted-average shares of common stock outstanding, basic	356,672,845	355,630,327	356,532,069	355,539,038
Dilutive shares of common stock	—	997,381	—	954,854
Weighted-average shares of common stock outstanding, diluted	356,672,845	356,627,708	356,532,069	356,493,892
Dividends declared per common share	$0.06	$0.35	$0.12	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS)	2020	2019	2020	2019
Net income/(loss)	$(26)	$126	$(39)	$173
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	14	9	(90)	20
Changes in the fair value of cash flow hedges (2)	2	(20)	(31)	(29)
Defined benefit pension plan adjustments (3)	3	2	7	6
Total other comprehensive income/(loss)	19	(9)	(114)	(3)
Total comprehensive income/(loss)	(7)	117	(153)	170
Less: comprehensive income/(loss) attributable to noncontrolling interests	5	5	2	9
Total comprehensive income/(loss) attributable to Nielsen shareholders	$(12)	$112	$(155)	$161

(1)	Net of tax of $3 million for each of the three months ended June 30, 2020 and 2019, and zero and $(1) million for the six months ended June 30, 2020 and 2019, respectively
(2)	Net of tax of zero and $8 million for the three months ended June 30, 2020 and 2019, respectively, and $12 million and $11 million for the six months ended June 30, 2020 and 2019, respectively
(3)	Net of tax of $(1) million and zero for the three months ended June 30, 2020 and 2019, respectively, and $(2) million and $(1) million for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2020	2019
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$438	$454
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $42 and $28 as of June 30, 2020 and December 31, 2019, respectively	1,131	1,103
Prepaid expenses and other current assets	504	420
Total current assets	2,073	1,977
Non-current assets
Property, plant and equipment, net	402	466
Operating lease right-of-use asset	377	393
Goodwill	5,984	5,993
Other intangible assets, net	4,698	4,881
Deferred tax assets	276	276
Other non-current assets	312	333
Total assets	$14,122	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,100	$1,182
Deferred revenues	361	345
Income tax liabilities	-	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	291	914
Total current liabilities	1,752	2,501
Non-current liabilities
Long-term debt and finance lease obligations	8,130	7,395
Deferred tax liabilities	1,016	1,052
Operating lease liabilities	372	370
Other non-current liabilities	645	613
Total liabilities	11,915	11,931
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 356,767,164 and 356,158,879 shares issued and 356,753,964 and 356,149,883 shares outstanding at June 30, 2020 and December 31, 2019, respectively	32	32
Additional paid-in capital	4,359	4,378
Retained earnings/(accumulated deficit)	(1,258)	(1,210)
Accumulated other comprehensive loss, net of income taxes	(1,112)	(1,005)
Total Nielsen shareholders’ equity	2,021	2,195
Noncontrolling interests	186	193
Total equity	2,207	2,388
Total liabilities and equity	$14,122	$14,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2020	2019
Operating Activities
Net income/(loss)	$(39)	$173
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	27	26
Currency exchange rate differences on financial transactions and other (gains)/losses	8	(1)
Equity in net loss of affiliates, net of dividends received	1	1
Depreciation and amortization	438	364
Impairment of goodwill and other long-lived assets	45	—
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(42)	(118)
Prepaid expenses and other assets	42	(4)
Accounts payable and other current liabilities and deferred revenues	(94)	(153)
Other non-current liabilities	(16)	(48)
Interest payable	(5)	6
Income taxes	(120)	(63)
Net cash provided by/(used in) operating activities	245	183
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(28)	(60)
Additions to property, plant and equipment and other assets	(14)	(44)
Additions to intangible assets	(218)	(186)
Other investing activities	(2)	—
Net cash provided by/(used in) investing activities	(262)	(290)
Financing Activities
Net borrowings under revolving credit facility	165	296
Proceeds from issuances of debt, net of issuance costs	978	—
Repayment of debt	(1,029)	(29)
Increase/(decrease) in other short-term borrowings	—	(1)
Cash dividends paid to shareholders	(43)	(249)
Activity from share-based compensation plans	(5)	(4)
Proceeds from employee stock purchase plan	2	2
Finance leases	(36)	(29)
Other financing activities	(11)	(8)
Net cash provided by/(used in) financing activities	21	(22)
Effect of exchange-rate changes on cash and cash equivalents	(20)	(2)
Net increase/(decrease) in cash and cash equivalents	(16)	(131)
Cash and cash equivalents at beginning of period	454	524
Cash and cash equivalents at end of period	$438	$393
Supplemental Cash Flow Information
Cash paid for income taxes	$(93)	$(118)
Cash paid for interest, net of amounts capitalized	$(190)	$(193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2020	$32	$4,370	$(1,228)	$(872)	$(52)	$(206)	$2,044	$187	$2,231
Net income/(loss)	—	—	(30)	—	—	—	(30)	4	(26)
Currency translation adjustments, net of tax of $3	—	—	—	13	—	—	13	1	14
Cash flow hedges, net of tax of zero	—	—	—	—	2	—	2	—	2
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	3	3	—	3
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders	—	(22)	—	—	—	—	(22)	(6)	(28)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	11	—	—	—	—	11	—	11
Balance, June 30, 2020	$32	$4,359	$(1,258)	$(859)	$(50)	$(203)	$2,021	$186	$2,207

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net income/(loss)	—	—	(48)	—	—	—	(48)	9	(39)
Currency translation adjustments, net of tax of zero	—	—	—	(83)	—	—	(83)	(7)	(90)
Cash flow hedges, net of tax of $12	—	—	—	—	(31)	—	(31)	—	(31)
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	7	7	—	7
Employee stock purchase plan	—	2	—	—	—	—	2	—	2
Dividends to shareholders	—	(43)	—	—	—	—	(43)	(9)	(52)
Common stock activity from share-based compensation plans	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation expense	—	27	—	—	—	—	27	—	27
Balance, June 30, 2020	$32	$4,359	$(1,258)	$(859)	$(50)	$(203)	$2,021	$186	$2,207

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2019	$32	$4,614	$(752)	$(768)	$2	$(338)	$2,790	$199	$2,989
Net income/(loss)	—	—	123	—	—	—	123	3	126
Currency translation adjustments, net of tax of $3	—	—	—	7	—	—	7	2	9
Cash flow hedges, net of tax of $8	—	—	—	—	(20)	—	(20)	—	(20)
Unrealized gain on pension liability, net of tax of zero	—	—	—	—	—	2	2	—	2
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Divestiture of a non-controlling interest in a consolidated subsidiary, net	—	—	—	—	—	—	—	(2)	(2)
Dividends to shareholders	—	(125)	—	—	—	—	(125)	(3)	(128)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	12	—	—	—	—	12	—	12
Balance, June 30, 2019	$32	$4,501	$(629)	$(761)	$(18)	$(336)	$2,789	$199	$2,988

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	166	—	—	—	166	7	173
Currency translation adjustments, net of tax of $(1)	—	—	—	18	—	—	18	2	20
Cash flow hedges, net of tax of $11	—	—	—	—	(29)	—	(29)	—	(29)
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	6	6	—	6
Employee stock purchase plan	—	2	—	—	—	—	2	—	2
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	2	2
Divestiture of a non-controlling interest in a consolidated subsidiary, net	—	—	—	—	—	—	—	(2)	(2)
Dividends to shareholders	—	(249)	—	—	—	—	(249)	(6)	(255)
Common stock activity from share-based compensation plans	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	32	—	—	—	—	32	—	32
Balance, June 30, 2019	$32	$4,501	$(629)	$(761)	$(18)	$(336)	$2,789	$199	$2,988

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

On November 7, 2019, Nielsen announced its plan to spin-off the company's Global Connect business, creating two independent, publicly traded companies -- the Global Media business and the Global Connect business. On May 7, 2020, the Company filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission in connection with the Company’s proposed separation.

On June 30, 2020, Nielsen announced a broad-based optimization plan (the “Restructuring Plan”) to drive permanent cost savings and operational efficiencies, as well as to position the Company for greater profitability and growth. The Company expects the Restructuring Plan to be substantially completed in 2020 and for restructuring actions and other permanent cost-savings initiatives to drive approximately $250 million in pre-tax annual run-rate savings. The Company expects 2020 pre-tax restructuring charges of $150 to $170 million.

Nielsen has operations in approximately 100 countries, with its registered office located in Oxford, the United Kingdom and its headquarters is located in New York, New York, United States.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2020 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 8,996,021 and 4,252,823 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2020 and 2019, respectively, as such shares would have been anti-dilutive.

The effect of 8,996,021 and 4,349,778 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2020 and 2019, respectively, as such shares would have been anti-dilutive.

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

During the six months ended June 30, 2020, Nielsen sold $125 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of June 30, 2020 and December 31, 2019, $30 million and $85 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities for the majority of the receivables sold during the period, for which the related costs are not significant. The proceeds of $125 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

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

Reference Rate Reform-Facilitation of the Effects of Reference Rate Reform on Financial Reporting

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Connect Segment
Measure	$495	$546	$1,005	$1,085
Predict/Activate	190	226	397	424
Connect	$685	$772	$1,402	$1,509

Media Segment
Audience Measurement	$603	$622	$1,218	$1,227
Plan/Optimize	208	234	435	455
Media	$811	$856	$1,653	$1,682
Total	$1,496	$1,628	$3,055	$3,191

Timing of revenue recognition
Products transferred at a point in time	$147	$145	$284	$276
Products and services transferred over time	1,349	1,483	2,771	2,915
Total	$1,496	$1,628	$3,055	$3,191

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	June 30, 2020	December 31, 2019
Contract assets	$224	$218
Contract liabilities	$361	$346

The increase in the contract assets balance during the period was primarily due to $187 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of June 30, 2020, offset by $176 million of contract assets included in the December 31, 2019 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $293 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $276 million of revenue recognized that was included in the December 31, 2019 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, approximately $6.5 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 71% of these remaining performance obligations through December 31, 2021, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of June 30, 2020 and December 31, 2019, the balances of such capitalized costs were $10 million and $11 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three and six months ended June 30, 2020 was $1 million and $2 million, respectively. The amortization of these costs for the three and six months ended June 30, 2019 was $2 million and $4 million, respectively. There was no impairment loss recorded in any of the periods presented.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts rollforward incorporating expected credit losses as of June 30, 2020.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable
For the six months ended June 30, 2020	$12	$5	$(5)	$-	$12

4. Business Acquisitions

Acquisitions

For the six months ended June 30, 2020, Nielsen paid cash consideration of $28 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on Nielsen’s consolidated results of operations would not have been material.

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

The components of lease expense were as follows:

(in millions)	Three Months Ended June 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$15	$25
Interest on lease liabilities	2	3
Total finance lease cost	17	28
Operating lease cost	32	36
Sublease income	(1)	(1)
Total lease cost	$48	$63

(in millions)	Six Months Ended June 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$32	$37
Interest on lease liabilities	4	5
Total finance lease cost	36	42
Operating lease cost	63	58
Short-term lease cost	2	-
Sublease income	(2)	(2)
Total lease cost	$99	$98

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$377	$393

Other current liabilities	104	110
Operating lease liabilities	372	370
Total operating lease liabilities	$476	$480

Finance leases
Property, plant and equipment, gross	$401	$393
Accumulated depreciation	(238)	(213)
Property, plant and equipment, net	163	180

Other intangible assets, gross	23	24
Accumulated amortization	(17)	(13)
Other intangible assets, net	6	11

Accounts payable and other current liabilities	43	53
Long-term debt and capital lease obligations	79	92
Total finance lease liabilities	$122	$145

	Six Months Ended June 30,
Other information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(4)	(5)
Operating cash flows from operating leases	(64)	(65)
Financing cash flows from finance leases	(36)	(29)
Right-of-use assets obtained in exchange for new finance lease liabilities	12	13
Right-of-use assets obtained in exchange for new operating lease liabilities	27	32
Weighted-average remaining lease term--finance leases	4 years	3 years
Weighted-average remaining lease term--operating leases	7 years	9 years
Weighted-average discount rate--finance leases	5.96%	6.50%
Weighted-average discount rate--operating leases	4.29%	4.50%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
For July 1, 2020 to December 31, 2020	$67	$28
2021	107	43
2022	88	28
2023	63	19
2024	46	12
2025	29	4
Thereafter	160	5
Total lease payments	560	139
Less imputed interest	(84)	(17)
Total	$476	$122

6. Goodwill and Other Intangible Assets

Goodwill

During the first quarter of 2020, despite the excess fair value identified in our 2019 impairment assessment, we determined that the significant decline in Nielsen’s market capitalization and impacts of the COVID-19 pandemic indicated that there was a triggering event for an interim assessment. As a result, we reviewed our previous forecasts and assumptions based on our projections that are subject to various risks and uncertainties, including: forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, current discount rates, the reduction in Nielsen's market capitalization, and observable market transactions.

Based on our interim impairment assessment as of March 31, 2020, we determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill), thus no impairment was recorded. Based on our second quarter results and projections, there were no indicators of impairment during the second quarter of 2020. Nielsen will continue to closely evaluate any indicators of future impairments.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2020.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2019	$331	$5,662	$5,993
Acquisitions, divestitures and other adjustments	20	(7)	13
Effect of foreign currency translation	(8)	(14)	(22)
Balance, June 30, 2020	$343	$5,641	$5,984

At June 30, 2020, $40 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2020	2019	2020	2019
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	145	144	(113)	(109)
Customer-related intangibles	3,117	3,153	(1,844)	(1,764)
Covenants-not-to-compete	37	37	(36)	(36)
Content databases	168	168	(47)	(40)
Computer software	2,830	2,626	(1,515)	(1,260)
Patents and other	183	182	(148)	(141)
Total	$6,480	$6,310	$(3,703)	$(3,350)

During the second quarter of 2020, Nielsen decided to exit smaller, underperforming markets and non-core businesses, and concluded that this decision represented an impairment indicator for the long-lived assets within those markets and businesses.  To the extent that the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value.  During the second quarter of 2020 we recognized a non-cash impairment charge associated with amortizable intangibles of $37 million.  This charge was primarily recorded within our Media segment.

Amortization expense associated with the above intangible assets was $182 million and $136 million for the three months ended June 30, 2020 and 2019, respectively. These amounts included amortization expense associated with computer software of $134 million and $86 million for the three months ended June 30, 2020 and 2019, respectively.

Amortization expense associated with the above intangible assets was $350 million and $274 million for the six months ended June 30, 2020 and 2019, respectively. These amounts included amortization expense associated with computer software of $255 million and $173 million for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, the net book value of purchased software and internally developed software was $25 million and $1,290 million, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the six months ended June 30, 2020 and 2019.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive income/(loss) before reclassifications	(90)	(38)	1	(127)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	7	6	13
Net current period other comprehensive income/(loss)	(90)	(31)	7	(114)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(7)	—	—	(7)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(83)	(31)	7	(107)
Balance June 30, 2020	$(859)	$(50)	$(203)	$(1,112)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	20	(24)	—	(4)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(5)	6	1
Net current period other comprehensive income/(loss)	20	(29)	6	(3)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	2	—	—	2
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	18	(29)	6	(5)
Balance June 30, 2019	$(761)	$(18)	$(336)	$(1,115)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2020 and 2019, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2020	June 30, 2019	Statement of Operations
Cash flow hedges
Interest rate contracts	$8	$(3)	Interest (income)/expense
	(2)	1	(Benefit)/provision for income taxes
	$6	$(2)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$4	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$3	$3	Total, net of tax
Total reclassification for the period	$9	$1	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2020 and 2019, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2020	June 30, 2019	Statement of Operations
Cash flow hedges
Interest rate contracts	$10	$(7)	Interest (income)/expense
	(3)	2	(Benefit)/provision for income taxes
	$7	$(5)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$8	$7	(a)
	(2)	(1)	(Benefit)/provision for income taxes
	$6	$6	Total, net of tax
Total reclassification for the period	$13	$1	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

8. Restructuring Activities

Optimization Initiatives

In June, 2020, Nielsen announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position the Company for greater profitability and growth. The Company expects the plan to be substantially completed in 2020.

Nielsen incurred $84 million of restructuring charges in the second quarter of 2020. These charges mostly represent severance costs related to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2019	$35
Charges (1)	88
Payments	(31)
Balance at June 30, 2020	$92

(1)	Excludes charges related to operating lease right-of-use assets of $7 million.

Nielsen recorded $84 million and $95 million in restructuring charges primarily relating to the optimization initiatives referenced above for the three and six months ended June 30, 2020, respectively.

Nielsen recorded $7 million and $42 million in restructuring charges for the three and six months ended June 30, 2019, respectively, primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses as well as automation initiatives. These charges primarily related to severance costs associated with employee separation packages.

Of the $92 million in remaining liabilities for restructuring actions, $85 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2020.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30,
(IN MILLIONS)	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$25	$25	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$27	$27	$—	—
Liabilities:
Interest rate swap arrangements (3)	$67	—	$67	—
Deferred compensation liabilities (4)	25	25	—	—
Total	$92	$25	$67	—

	December 31,
	2019	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$26	$26	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$28	$28	—	—
Liabilities:
Interest rate swap arrangements (3)	$22	—	$22	—
Deferred compensation liabilities (4)	26	26	—	—
Total	$48	$26	$22	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2020, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the six months ended June 30, 2020 and 2019, Nielsen recorded a net loss of $3 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations.  As of June 30, 2020 and December 31, 2019 the notional amount of the outstanding foreign currency derivative financial instruments were $111 million and $125 million, respectively.

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

As of June 30, 2020, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 respectively:

	Interest Expense		Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2020	2019	2020	2019
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$91	$100	$185	$199
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$(6)	$2	$(7)	$5
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $27 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
Derivatives Designated as Hedging Instruments	Prepaid Expense			Prepaid Expense		Other
	and Other Current	Other Current	Other Non-Current	Other Current	Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$—	$2	$65	$—	$—	$22

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2020 and 2019 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2020	2019		2020	2019
Interest rate swaps	$6	$25	Interest expense	$8	$(3)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2020 and 2019 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income	Six Months Ended
Hedging Relationships	June 30,		(Effective Portion)	June 30,
(IN MILLIONS)	2020	2019		2020	2019
Interest rate swaps	$53	$33	Interest expense	$10	$(7)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the second quarter of 2020, Nielsen concluded that the decision to exit smaller, underperforming markets and non-core businesses was an impairment indicator for the long-lived assets within those exits.  Where the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value.  During the second quarter of 2020 we recognized a pre-tax non-cash impairment charge associated with long- lived assets of $45 million, including $37 million of definite-lived intangible assets and $8 million of property, plant and equipment.

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2020.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2020.

	June 30, 2020			December 31, 2019
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 1.93%) due 2023		$1,072	1,056		$1,086	1,079
$2,303 million Senior secured term loan (LIBOR based variable rate of 2.18%) due 2023		2,252	2,174		2,263	2,273
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		601	594		603	606
€420 million Senior secured term loan (Euro LIBOR based variable rate of 3.75%) due 2025		459	468		—	—
$550 million Senior secured term loan (LIBOR based variable rate of 4.75%) due 2025		534	544		—	—
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		165	162		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.81%	5,083	4,998	3.52%	3,952	3,958
$800 million 4.500% senior debenture loan due 2020		—	—		799	802
$425 million 5.500% senior debenture loan due 2021		424	425		622	629
$2,300 million 5.00% senior debenture loan due 2022		2,295	2,290		2,293	2,312
$500 million 5.00% senior debenture loan due 2025		497	492		497	516
Total debenture loans (with weighted-average interest rate)	5.29%	3,216	3,207	5.22%	4,211	4,259
Other loans		—	—		1	1
Total long-term debt	3.77%	8,299	8,205	4.40%	8,164	8,218
Finance lease and other financing obligations		122			145
Total debt and other financing arrangements		8,421			8,309
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		291			914
Non-current portion of long-term debt and finance lease and other financing obligations		$8,130			$7,395

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Senior Secured Credit Facilities

Term Loan Facilities

In June 2020, Nielsen entered into a Credit Agreement that provides for: (i) a new dollar term loan facility, the “Dollar Term B-5 Loans” having commitments in an aggregate principal amount of $550 million and (ii) a new euro term loan facility, the “Euro Term B-3 Loans” in an aggregate principal amount of €420 million. On June 4, 2020, Nielsen borrowed the full amount of the Dollar Term B-5 Loans and the Euro Term B-3 Loans.

The proceeds of the Dollar Term B-5 Loans and Euro Term B-3 Loans were used to redeem all of the $800 million outstanding aggregate principal amount of their 4.500% Notes due 2020 and redeem $200 million of the $625 million outstanding aggregate principal amount of its 5.500% Senior Notes due 2021. The partial redemption of the 5.500% Notes resulted in $425 million aggregate principal amount of 2021 Notes remaining outstanding.

The Dollar Term B-5 Loans and the Euro Term B-3 Loans will mature in full on the earlier of (i) June 4, 2025 and (ii) if the existing Class B Term Loans incurred pursuant to and as defined in the Existing Credit Agreement have not been repaid or refinanced

(subject to additional limitations in the Credit Agreement) on or prior to the date that is 91 days prior to October 4, 2023, on October 4, 2023.

The Dollar Term B-5 Loans bear interest at a rate per annum equal to, at the election of Nielsen, (i) a base rate or eurocurrency rate, plus (ii) an applicable margin of 2.75%, in the case of base rate loans, and 3.75%, in the case of eurocurrency rate loans. The Euro Term B-3 Loans bear interest at a rate per annum equal to (i) a eurocurrency rate plus (ii) an applicable margin of 3.75%.

The Credit Agreement contains substantially the same affirmative and negative covenants as those of the Fifth Amended and Restated Credit Agreement, dated as of June 29, 2018 (as amended, restated, supplemented, replaced or otherwise modified from time to time), however, the Credit Agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by Nielsen. The obligations under the Credit Agreement are secured on a pari passu basis with the obligations under the Existing Credit Agreement.

Nielsen wrote-off certain previously capitalized deferred financing fees of $1 million associated with the June 2020 debt refinancing and capitalized certain costs in connection with the refinancing of $9 million.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2020 to December 31, 2020	$197
2021	504
2022	2,399
2023	3,713
2024	10
2025(1)	1,476
Thereafter	—
$8,299
(1)

If the existing €545 million Senior secured term loan and $2,303 million Senior secured term loan have not been repaid or refinanced (subject to additional limitations in the Credit Agreement) on or prior to the date that is 91 days prior to October 4, 2023, the €420 million senior secured loan and $550 million senior secured loan are due on October 4, 2023.

Subsequent Events

In July, 2020, Nielsen entered into Amendment No. 1 (“Amendment No. 1”), relating to its Credit Agreement, dated as of June 4, 2020. Pursuant to Amendment No. 1, the Company incurred new Euro Term B-3 Loans in an aggregate principal amount of €240 million (the “Incremental Euro Term B-3 Loans”), thereby increasing the outstanding amount of existing Euro Term B-3 Loans under the 2020 Credit Agreement to approximately €660 million. The proceeds of the Incremental Euro Term B-3 Loans were used by Nielsen to prepay the €545 million Senior secured term loan due 2023 under the Existing Credit Agreement in an aggregate principal amount of €240 million and all accrued interest and expenses.

The Incremental Euro Term B-3 Loans are subject to the same terms, maturity date and interest rate as the existing Euro Term B-3 Loans. The Incremental Euro Term B-3 Loans are subject to customary affirmative and negative covenants and events of default.

In July, 2020, Nielsen entered into an Amendment Agreement (the “Amendment Agreement”) amending and restating the Fifth Amended and Restated Credit Agreement, dated as of June 29, 2018 (as amended before July 21, 2020, the “Existing Credit Agreement”). The modifications in the agreement primarily conform the covenants and certain other terms to the terms of the 2020 Credit Agreement. The amended agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by Nielsen.

11. Shareholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2020
Actual number of shares of common stock outstanding
Beginning of period	356,149,883
Shares of common stock issued through compensation plans	608,285
Employee benefit trust activity	(4,204)
End of period	356,753,964

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for the years ended December 31, 2019 and the six months ended June 30, 2020, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06

On November 3, 2019 the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening Nielsen’s balance sheet and providing added flexibility to invest for growth. On July 16, 2020, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on September 3, 2020 to shareholders of record at the close of business on August 20, 2020.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on Nielsen’s evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted Nielsen on August 6, 2015 (which will expire on August 6, 2020) and which has been extended by the authority approved by Nielsen's shareholders at its annual general meeting of shareholders held on May 12, 2020, which authority will expire on May 12, 2025.

As of June 30, 2020, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the six months ended June 30, 2020.

12. Income Taxes

The effective tax rates before discrete tax items for the three months ended June 30, 2020 and 2019 were 62% ($40 million tax benefit) and 31% ($46 million tax expense), respectively. The tax rate for the three months ended June 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, BEAT tax, and withholding taxes. The tax rate for the three months ended June 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns offset by the favorable impact of certain financing activities. For the three months ended June 30, 2020, the total tax benefit was $38 million. For the three months ended June 30, 2019, the total tax expense was $23 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the second quarter.

The effective tax rates before discrete tax items for the six months ended June 30, 2020 and 2019 were 62% ($41 million tax benefit) and 31% ($71 million tax expense), respectively. The tax rate for the six months ended June 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, Base Erosion and Anti-Abuse Tax (“BEAT tax”), and withholding taxes offset by reversal of valuation allowance related to certain loss carryforwards. The tax rate for the six months ended June 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns offset by the favorable impact of certain financing activities. For the six months ended June 30, 2020, the total tax benefit was $27 million which includes the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and other discrete items recognized in the period. For the six months ended June 30, 2019, the total tax expense was $55 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the period.

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

Business Segment Information

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended June 30, 2020
Revenues	$685	$811	$—	$1,496
Operating income/(loss)	(36)	120	(56)	28
Depreciation and amortization	66	156	2	224
Impairment of other long-lived assets	4	41	—	45
Restructuring charges	55	25	4	84
Share-based compensation expense	1	4	6	11
Other items(1)	1	—	7	8
Separation-related costs(2)	—	—	26	26
Business segment income/(loss)(3)	$91	$346	$(11)	$426
Total assets as of June 30, 2020	$4,481	$9,457	$184	$14,122

(IN MILLIONS)
Three Months Ended June 30, 2019
Revenues	$772	$856	$—	$1,628
Operating income/(loss)	46	237	(34)	249
Depreciation and amortization	55	128	2	185
Restructuring charges	4	3	5	12
Share-based compensation expense	4	3	4	11
Other items(1)	—	—	13	13
Business segment income/(loss)(3)	$109	$371	$(10)	$470
Total assets as of December 31, 2019	$4,376	$9,675	$268	$14,319

(IN MILLIONS)	Connect	Media	Corporate	Total
Six Months Ended June 30, 2020
Revenues	$1,402	$1,653	$—	$3,055
Operating income/(loss)	(51)	311	(134)	126
Depreciation and amortization	131	303	4	438
Impairment of other long-lived assets	4	41	—	45
Restructuring charges	63	26	6	95
Share-based compensation expense	6	8	13	27
Other items (1)	1	—	28	29
Separation-related costs(2)	—	—	61	61
Business segment income/(loss) (3)	$154	$689	$(22)	$821

(IN MILLIONS)
Six Months Ended June 30, 2019
Revenues	$1,509	$1,682	$—	$3,191
Operating income/(loss)	44	451	(72)	423
Depreciation and amortization	110	251	3	364
Restructuring charges	26	10	11	47
Share-based compensation expense	8	6	12	26
Other items (1)	—	—	25	25
Business segment income/(loss) (3)	$188	$718	$(21)	$885

(1)

Other items primarily consist of business optimization costs and transaction related costs for the three and six months ended June 30, 2020.  Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three and six months ended June 30, 2019.

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

15. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of June 30, 2020 and December 31, 2019, and consolidating statements of operations and cash flows for the periods ended June 30, 2020 and 2019. During the six months ended June 30, 2020, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted the prior period condensed consolidated statement of comprehensive income and the condensed consolidated balance sheet to reflect the current year structure.

The issued debt securities are jointly and severally guaranteed on a full and unconditional basis by Nielsen, Valcon Acquisition B.V. and, subject to certain exceptions, each of the other direct and indirect 100% owned subsidiaries of Nielsen, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are also 100% owned indirect subsidiaries of Nielsen: Nielsen Finance LLC and Nielsen Finance Co. for certain series of debt obligations, and The Nielsen Company (Luxembourg) S.à r.l., for the other series of debt obligations. Each issuer is a guarantor of the debt obligations not issued by it.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,019	$477	$—	$1,496
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	394	270	—	664
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	10	—	220	221	—	451
Depreciation and amortization	—	—	184	40	—	224
Impairment of goodwill and other long-lived assets	—	—	45	—	—	45
Restructuring charges	—	—	28	56	—	84
Operating income/(loss)	(10)	—	148	(110)	—	28
Interest income	1	161	—	—	(162)	—
Interest expense	—	(85)	(167)	(1)	162	(91)
Foreign currency exchange transaction gains/(losses), net	—	—	1	2	—	3
Other income/(expense), net	—	(1)	(66)	63	—	(4)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(9)	75	(84)	(46)	—	(64)
Benefit/(provision) for income taxes	—	85	(19)	(28)	—	38
Equity in net income/(loss) of subsidiaries	(21)	29	83	—	(91)	—
Equity on net income/(loss) of affiliates	—	—	(1)	1	—	—
Net income/(loss)	(30)	189	(21)	(73)	(91)	(26)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	4	—	4
Net income/(loss) attributable to controlling interest	(30)	189	(21)	(77)	(91)	(30)
Total other comprehensive income/(loss)	18	(6)	18	39	(50)	19
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive income/(loss) attributable to controlling interests	18	(6)	18	38	(50)	18
Total comprehensive income/(loss)	(12)	183	(3)	(34)	(141)	(7)
Comprehensive income/(loss) attributable to noncontrolling interest	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$(12)	$183	$(3)	$(39)	$(141)	$(12)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,057	$571	$—	$1,628
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	383	316	—	699
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	250	232	—	483
Depreciation and amortization	—	—	154	31	—	185
Restructuring charges	—	—	12	—	—	12
Operating income/(loss)	(1)	—	258	(8)	—	249
Interest income	1	201	1	1	(203)	1
Interest expense	—	(93)	(209)	(1)	203	(100)
Foreign currency exchange transaction gains/(losses), net	—	—	(14)	13	—	(1)
Other income/(expense), net	—	—	(13)	13	—	—
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	—	108	23	18	—	149
Benefit/(provision) for income taxes	—	(29)	37	(31)	—	(23)
Equity in net income/(loss) of subsidiaries	123	33	63	—	(219)	—
Net income/(loss)	123	112	123	(13)	(219)	126
Less net income/(loss) attributable to noncontrolling interests	—	—	—	3	—	3
Net income/(loss) attributable to controlling interest	123	112	123	(16)	(219)	123
Total other comprehensive income/(loss)	(11)	(26)	(11)	(16)	55	(9)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	(11)	(26)	(11)	(18)	55	(11)
Total comprehensive income/(loss)	112	86	112	(29)	(164)	117
Comprehensive income/(loss) attributable to noncontrolling interest	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$112	$86	$112	$(34)	$(164)	$112

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,051	$1,004	$—	$3,055
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	817	568	—	1,385
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	11	—	512	443	—	966
Depreciation and amortization	—	—	366	72	—	438
Impairment of goodwill and other long-lived assets	—	—	45	—	—	45
Restructuring charges	—	—	33	62	—	95
Operating income/(loss)	(11)	—	278	(141)	—	126
Interest income	1	372	16	11	(399)	1
Interest expense	—	(176)	(391)	(17)	399	(185)
Foreign currency exchange transaction gains/(losses), net	—	—	18	(21)	—	(3)
Other income/(expense), net	—	(1)	(55)	51	—	(5)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(10)	195	(134)	(117)	—	(66)
Benefit/(provision) for income taxes	—	53	(24)	(2)	—	27
Equity in net income/(loss) of subsidiaries	(38)	82	121	—	(165)	—
Equity in net income/(loss) of affiliates	—	—	(1)	1	—	—
Net income/(loss)	(48)	330	(38)	(118)	(165)	(39)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	9	—	9
Net income/(loss) attributable to controlling interest	(48)	330	(38)	(127)	(165)	(48)
Total other comprehensive income/(loss)	(107)	(32)	(107)	(97)	229	(114)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Total other comprehensive income/(loss) attributable to controlling interests	(107)	(32)	(107)	(90)	229	(107)
Total comprehensive income/(loss)	(155)	298	(145)	(215)	64	(153)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income/(loss) attributable to controlling interest	$(155)	$298	$(145)	$(217)	$64	$(155)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,070	$1,121	$—	$3,191
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	776	618	—	1,394
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	494	467	—	963
Depreciation and amortization	—	—	302	62	—	364
Restructuring charges	—	—	25	22	—	47
Operating income/(loss)	(2)	—	473	(48)	—	423
Interest income	1	385	2	3	(388)	3
Interest expense	—	(186)	(398)	(3)	388	(199)
Foreign currency exchange transaction gains/(losses), net	—	—	6	(10)	—	(4)
Other income/(expense), net	—	—	(97)	102	—	5
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(1)	199	(14)	44	—	228
Benefit/(provision) for income taxes	—	(54)	59	(60)	—	(55)
Equity in net income/(loss) of subsidiaries	167	89	122	—	(378)	—
Net income/(loss)	166	234	167	(16)	(378)	173
Less net income/(loss) attributable to noncontrolling interests	—	—	—	7	—	7
Net income/(loss) attributable to controlling interest	166	234	167	(23)	(378)	166
Total other comprehensive income/(loss)	(5)	(25)	(5)	37	(5)	(3)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	(5)	(25)	(5)	35	(5)	(5)
Total comprehensive income/(loss)	161	209	162	21	(383)	170
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	9	—	9
Total comprehensive income/(loss) attributable to controlling interest	$161	$209	$162	$12	$(383)	$161

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$1	$107	$327	$—	$438
Trade and other receivables, net	—	—	635	496	—	1,131
Prepaid expenses and other current assets	—	—	366	138	—	504
Intercompany receivables	—	1,791	227	281	(2,299)	—
Total current assets	3	1,792	1,335	1,242	(2,299)	2,073
Non-current assets
Property, plant and equipment, net	—	—	265	137	—	402
Operating lease right-of-use asset	—	—	181	196		377
Goodwill	—	—	5,106	878	—	5,984
Other intangible assets, net	—	—	5,450	(752)	—	4,698
Deferred tax assets	1	—	—	275	—	276
Other non-current assets	—	—	241	71	—	312
Equity investment in subsidiaries	1,993	1,294	3,167	—	(6,454)	—
Intercompany loans	25	8,633	95	143	(8,896)	—
Total assets	$2,022	$11,719	$15,840	$2,190	$(17,649)	$14,122
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1	$50	$541	$508	$—	$1,100
Deferred revenues	—	—	257	104	—	361
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	80	205	6	—	291
Intercompany payables	—	1	2,073	225	(2,299)	—
Total current liabilities	1	131	3,076	843	(2,299)	1,752
Non-current liabilities
Long-term debt and finance lease obligations	—	7,595	525	10	—	8,130
Operating lease liabilities	—	—	213	159	—	372
Deferred tax liabilities	—	71	863	82	—	1,016
Intercompany loans	—	—	8,801	95	(8,896)	—
Other non-current liabilities	—	64	369	212	—	645
Total liabilities	1	7,861	13,847	1,401	(11,195)	11,915
Total shareholders’ equity	2,021	3,858	1,993	603	(6,454)	2,021
Noncontrolling interests	—	—	—	186	—	186
Total equity	2,021	3,858	1,993	789	(6,454)	2,207
Total liabilities and equity	$2,022	$11,719	$15,840	$2,190	$(17,649)	$14,122

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$78	$374	$—	$454
Trade and other receivables, net	—	—	539	564	—	1,103
Prepaid expenses and other current assets	—	—	296	124	—	420
Intercompany receivables	7	1,615	309	328	(2,259)	-
Total current assets	9	1,615	1,222	1,390	(2,259)	1,977
Non-current assets						-
Property, plant and equipment, net	—	—	303	163	—	466
Operating lease right-of-use asset	—	—	190	203	—	393
Goodwill	—	—	5,103	890	—	5,993
Other intangible assets, net	—	—	5,597	(716)	—	4,881
Deferred tax assets	1	—	—	275	—	276
Other non-current assets	—	—	260	73	—	333
Equity investment in subsidiaries	2,170	1,298	4,285	—	(7,753)	—
Intercompany loans	25	8,887	98	1,605	(10,615)	—
Total assets	$2,205	$11,800	$17,058	$3,883	$(20,627)	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$10	$62	$564	$546	$—	$1,182
Deferred revenues	—	—	257	88	—	345
Income tax liabilities	—	—	4	56	—	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	861	46	7	—	914
Intercompany payables	—	3	1,948	308	(2,259)	—
Total current liabilities	10	926	2,819	1,005	(2,259)	2,501
Non-current liabilities
Long-term debt and finance lease obligations	—	7,302	80	13	—	7,395
Operating lease liabilities	—	—	213	157	—	370
Deferred tax liabilities	—	71	887	94	—	1,052
Intercompany loans	—	—	10,516	99	(10,615)	—
Other non-current liabilities	—	22	373	218	—	613
Total liabilities	10	8,321	14,888	1,586	(12,874)	11,931
Total shareholders’ equity	2,195	3,479	2,170	2,104	(7,753)	2,195
Noncontrolling interests	—	—	—	193	—	193
Total equity	2,195	3,479	2,170	2,297	(7,753)	2,388
Total liabilities and equity	$2,205	$11,800	$17,058	$3,883	$(20,627)	$14,319

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(13)	$51	$312	$(105)	$245
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(14)	(14)	(28)
Additions to property, plant and equipment and other assets	—	—	(6)	(8)	(14)
Additions to intangible assets	—	—	(176)	(42)	(218)
Other investing activities	—	—	1	(3)	(2)
Net cash used in investing activities	—	—	(195)	(67)	(262)
Financing activities:
Net borrowings under revolving credit facility	—	—	165	—	165
Proceeds from the issuance of debt, net of issuance costs	—	535	443	—	978
Repayments of debt	—	(1,029)	—	—	(1,029)
Cash dividends paid to shareholders	(43)	—	—	—	(43)
Activity from share-based compensation plans	(1)	—	(4)	—	(5)
Proceeds from employee stock purchase plan	2	—	—	—	2
Finance leases	—	—	(33)	(3)	(36)
Settlement of intercompany and other financing activities	56	444	(655)	144	(11)
Net cash provided by/(used in) financing activities	14	(50)	(84)	141	21
Effect of exchange-rate changes on cash and cash equivalents	—	—	(4)	(16)	(20)
Net increase/(decrease) in cash and cash equivalents	1	1	29	(47)	(16)
Cash and cash equivalents at beginning of period	2	—	78	374	454
Cash and cash equivalents at end of period	$3	$1	$107	$327	$438

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(7)	$39	$245	$(94)	$183
Investing activities:					-
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(49)	(60)
Additions to property, plant and equipment and other assets	—	—	(24)	(20)	(44)
Additions to intangible assets	—	—	(158)	(28)	(186)
Net cash used in investing activities	—	—	(193)	(97)	(290)
Financing activities:
Net borrowings under revolving credit facility	—	—	296	—	296
Repayments of debt	—	(29)	—	—	(29)
Increase/(decrease) in other short-term borrowings	—	—	—	(1)	(1)
Cash dividends paid to shareholders	(249)	—	—	—	(249)
Activity from share-based compensation plans	—	—	(4)	—	(4)
Proceeds from employee stock purchase plan	2	—	—	—	2
Finance leases	—	—	(26)	(3)	(29)
Settlement of intercompany and other financing activities	253	(10)	(397)	146	(8)
Net cash provided by/(used in) financing activities	6	(39)	(131)	142	(22)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net increase/(decrease) in cash and cash equivalents	(1)	—	(81)	(49)	(131)
Cash and cash equivalents at beginning of period	3	—	132	389	524
Cash and cash equivalents at end of period	$2	$—	$51	$340	$393

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2019 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 27, 2020, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, those noted in Part II, Item 1A in our Form 10-Q for the quarter ended March 31, 2020 and those noted in our 2019 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we,” “us,” and “our” refer to Nielsen Holdings plc and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors and our Twitter account at http://twitter.com/nielsen.

Background and Executive Summary

We are a leading global measurement and data analytics company that provides the most complete and trusted view available of consumers and markets worldwide. Our approach marries our proprietary data with other data sources to help clients around the world understand what’s happening now, what’s happening next, and how to best act on this knowledge. An S&P 500 company, we have operations in approximately 100 countries, including many emerging markets, covering more than 90% of the world’s population, and hold leading market positions in many of our services and geographies.

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

On November 7, 2019, Nielsen announced its plan to spin-off the company's Global Connect business, creating two independent, publicly traded companies -- the Global Media business and the Global Connect business. We continue to believe that a separation of Nielsen Global Media and Nielsen Global Connect is the best path forward.  We continue to make operational progress towards separation, and expect the closing to take place in the first quarter of 2021. On May 7, 2020, the Company filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission in connection with the Company’s proposed separation.

Our restructuring and other productivity initiatives have been focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements and portfolio restructuring actions, while at the same time investing in key programs to enhance future growth opportunities.

On June 30, 2020, we announced a broad-based optimization plan (the “Restructuring Plan”) to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. We expect the Restructuring Plan to be substantially completed in 2020 and for restructuring actions and other permanent cost-savings initiatives to drive approximately $250 million in pre-tax annual run-rate savings.  We expect 2020 pre-tax restructuring charges of $150 to $170 million.

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

          We have taken measures to protect the health and safety of our employees, their families and our clients, with a large majority of our worldwide workforce working from home. We have halted in-store field research and in-person client engagements in many markets and are adapting processes and developing innovative solutions to ensure continuity of critical business processes. In addition, we are sharing retail measurement data with several government entities to support our communities.

         We faced increased pressure in both Nielsen Global Media and Nielsen Global Connect in the second quarter. For Nielsen Global Media, this pressure was primarily due to the impact of COVID-19 on sports and non-contracted revenue. For Nielsen Global Connect, this was primarily due to the impact of COVID-19 on retail measurement services in markets that are heavy in traditional trade as well as pressures on custom insights and innovation. These pressures are continuing, though to a lesser extent, primarily due to non-contracted revenues in both Nielsen Global Media and Nielsen Global Connect.

          On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act is expected to have a material impact on our effective tax rate, partly as a result of the reversal of certain tax benefits from 2019.  However, we also expect lower U.S. federal tax payments for the full year. We continue to monitor any future effects that may result from the CARES Act.

          We believe we have a sound plan in place to mitigate the financial impacts of the COVID-19 pandemic in the face of ongoing economic uncertainty. We have taken aggressive cost actions to date and continue to closely monitor the situation. We remain well- capitalized, have sufficient liquidity to satisfy our cash needs and will take additional actions as required. We continue to believe that a separation of Nielsen Global Media and Nielsen Global Connect is the best path forward and continue to make operational progress towards separation.  As previously announced, the closing is expected to take place in the first quarter of 2021.

          For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part II—Item 1A—Risk Factors.".

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

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of our reporting units to our enterprise market capitalization. Enterprise market capitalization includes, among other factors, the market value of our common stock and the appropriate redemption values of our debt. We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions, including a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was greater than the carrying value for both of our reporting units. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment. Based on our second quarter results and projections, there were no indicators of impairment during the second quarter of 2020. Nielsen will continue to closely evaluate any indicators of future impairments.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology, which includes revenue projections. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. There was no impairment noted in any period presented with respect to the Company’s indefinite-lived intangible assets. As of the March 31, 2020 assessment, one of our indefinite-lived intangible assets had a fair value that exceeded its carrying value by less than 5%. The valuation is sensitive to the assumptions listed above. A downward trend in revenue projections or an increase in discount rate could lead to a future impairment. We concluded that there was no triggering event for an interim impairment assessment for the three-month period ending June 30, 2020. We will continue to closely evaluate any indicators of future impairments.

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the six months ended June 30, 2020, we paid cash consideration of $28 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on our consolidated results of operations would not have been material.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.10 to €1.00 and $1.13 to €1.00 for the six months ended June 30, 2020 and 2019, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

The uncertainty regarding the length of lock-downs related to the COVID-19 pandemic and speed of recovery may impact our level of reserves in future periods. We continue to monitor and assess the impacts related to our different clients and will base our reasonable forecasts on the latest information available.

During the six months ended June 30, 2020, we sold $125 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of June 30, 2020 and December 31, 2019, $30 million and $85 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities for the majority of the receivables sold during the period, for which the related costs are not significant. The proceeds of $125 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2020	2019
Revenues	$1,496	$1,628
Cost of revenues, exclusive of depreciation and amortization shown separately below	664	699
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	451	483
Depreciation and amortization	224	185
Impairment of other long-lived assets	45	—
Restructuring charges	84	12
Operating income/(loss)	28	249
Interest income	—	1
Interest expense	(91)	(100)
Foreign currency exchange transaction gains/(losses), net	3	(1)
Other income/(expense), net	(4)	—
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	(64)	149
Benefit/(provision) for income taxes	38	(23)
Net income/(loss)	(26)	126
Net income/(loss) attributable to noncontrolling interests	4	3
Net income/(loss) attributable to Nielsen shareholders	$(30)	$123

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(IN MILLIONS)	2020	2019
Net income/(loss) attributable to Nielsen shareholders	$(30)	$123
Interest expense, net	91	99
(Benefit)/provision for income taxes	(38)	23
Depreciation and amortization	224	185
EBITDA	247	430
Other non-operating (income)/expense, net	5	4
Restructuring charges	84	12
Impairment of other long-lived assets	45	—
Share-based compensation expense	11	11
Separation-related costs(b)	26	—
Other items(a)	8	13
Adjusted EBITDA	$426	$470

(a)

Other items primarily consist of business optimization costs and transaction related costs for the three months ended June 30, 2020.  Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three months ended June 30, 2019.

(b)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

Consolidated Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues

Revenues decreased 8.1% to $1,496 million for the three months ended June 30, 2020 from $1,628 million for the three months ended June 30, 2019, or a decrease of 5.9% on a constant currency basis. Revenues within our Connect segment decreased 11.3%, or a decrease of 7.4% on a constant currency basis. Revenues within our Media segment decreased 5.3%, or a decrease of 4.6% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 5.0% to $664 million for the three months ended June 30, 2020 from $699 million for the three months ended June 30, 2019, or a decrease of 2.6% on a constant currency basis.

Costs within our Connect segment decreased 8.4%, or a decrease of 5.0% on a constant currency basis.  The decrease in cost of revenues for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to our productivity initiatives and temporary costs savings due to actions taken in response to the COVID-19 pandemic, partially offset by global investments in our services, including retailer investments.

Costs within our Media segment were flat, or an increase of 0.7% on a constant currency basis.  Cost of revenues increased primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives and temporary actions taken in response to the COVID-19 pandemic, partially offset by global investments in our services, including retailer investments.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 6.6% to $451 million for the three months ended June 30, 2020 from $483 million for the three months ended June 30, 2019, or a decrease of 4.2% on a constant currency basis.

Costs within our Connect segment decreased 13.5%, or a decrease of 9.9% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to our productivity initiatives.

Costs within our Media segment decreased 10.6%, or a decrease of 9.6% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to our productivity initiatives.

Costs within our Corporate segment increased 114% on a reported and constant currency basis, primarily due to separation-related costs relating to the separation of our Global Connect business from our Global Media business. These costs include third-party advisor costs, technology and other similar costs associated with separating the businesses and operations.

Depreciation and Amortization

Depreciation and amortization expense was $224 million for the three months ended June 30, 2020, as compared to $185 million for the three months ended June 30, 2019. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures, partially offset by lower depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $50 million for the three months ended June 30, 2020, as compared to $53 million for the three months ended June 30, 2019.

Impairment of goodwill and other long-lived assets

          We recorded a non-cash charge of $45 million for the impairment of other long-lived assets for the three months ended June 30, 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses. This charge was primarily recorded within our Media segment.

Restructuring Charges

In June, 2020, we announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. We expect the plan to be substantially completed in 2020. Cash payments for the severance costs will continue into late 2021.

We recorded $84 million in restructuring charges for the three months ended June 30, 2020. These charges primarily related to severance costs associated with employee severance packages.

We recorded $12 million in restructuring charges for the three months ended June 30, 2019, primarily related to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives.

Operating Income

Operating income for the three months ended June 30, 2020 was $28 million as compared to $249 million for the three months ended June 30, 2019. Operating loss within our Connect segment was $36 million for the three months ended June 30, 2020 as compared to operating income of $46 million for the three months ended June 30, 2019. Operating income within our Media segment was $120 million for the three months ended June 30, 2020 as compared to $237 million for the three months ended June 30, 2019.

Corporate operating expenses were $56 million for the three months ended June 30, 2020 as compared to $34 million for the three months ended June 30, 2019. Refer to the “Business Segment Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019” section for further discussion of our operating income.

Interest Expense

Interest expense was $91 million for the three months ended June 30, 2020, as compared to $100 million for the three months ended June 30, 2019. This decrease was primarily due to lower USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.10 to €1.00 for the three months ended June 30, 2020 as compared to $1.12 to €1.00 for the three months ended June 30, 2019.

We realized net gains of $3 million and net losses of $1 million for the three months ended June 30, 2020 and 2019, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $4 million for the three months ended June 30, 2020, was primarily related to a loss from businesses classified as held for sale within our Media segment, and the write-off of certain previously capitalized deferred financing fees in conjunction with the June 2020 debt refinancing.

Income Taxes

The effective tax rates before discrete tax items for the three months ended June 30, 2020 and 2019 were 62% ($40 million tax benefit) and 31% ($46 million tax expense), respectively. The tax rate for the three months ended June 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, BEAT tax, and withholding taxes. The tax rate for the three months ended June 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns offset by the favorable impact of certain financing activities. For the three months ended June 30, 2020, the total tax benefit was $38 million. For the three months ended June 30, 2019, the total tax expense was $23 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the second quarter.

The estimated liability for unrecognized tax benefits as of December 31, 2019 was $164 million. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA decreased 9.4% to $426 million for the three months ended June 30, 2020 from $470 million for the three months ended June 30, 2019, a decrease of 7.6% on a constant currency basis. See “Results of Operations – Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	% Variance 2020 vs. 2019 Reported	Three Months Ended June 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Measure	$495	$546	(9.3)%	$521	(5.0)%
Predict/Activate	190	226	(15.9)%	219	(13.2)%
Connect Segment	$685	$772	(11.3)%	$740	(7.4)%

Audience Measurement	$603	622	(3.1)%	$618	(2.4)%
Plan/Optimize	208	234	(11.1)%	232	(10.3)%
Media Segment	$811	$856	(5.3)%	$850	(4.6)%
Total	$1,496	$1,628	(8.1)%	$1,590	(5.9)%

Connect Segment Revenues

Revenues decreased 11.3% to $685 million for the three months ended June 30, 2020 from $772 million for the three months ended June 30, 2019, or a decrease of 7.4% on a constant currency basis. Revenues from Measure decreased 9.3% to $495 million, or a decrease of 5.0% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on retail measurement services in markets that are heavy in traditional trade. Revenues from Predict/Activate decreased 15.9% to $190 million, or a decrease of 13.2% on a constant currency basis, reflecting the impact of the COVID-19 pandemic, particularly in custom insights and innovation, partially offset by the January 2020 acquisition of Precima.

Media Segment Revenues

Revenues decreased 5.3% to $811 million for the three months ended June 30, 2020 from $856 million for the three months ended June 30, 2019, or a decrease of 4.6% on a constant currency basis. Revenues from Audience Measurement decreased 3.1% to $603 million, or a decrease of 2.4% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on sports and non-contracted revenue and ongoing pressure in local television. Plan/Optimize revenues decreased 11.1%, or a decrease of 10.3% on a constant currency basis, primarily reflecting the impact of the COVID-19 pandemic on sports, Gracenote auto and short-cycle revenue and ongoing pressure in Telecom.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2020 and 2019, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended June 30, 2020
Operating income/(loss)	$(36)	$120	$(56)	$28
Depreciation and amortization	66	156	2	224
Restructuring charges	55	25	4	84
Impairment of other long-lived assets	4	41	—	45
Share-based compensation expense	1	4	6	11
Other items(1)	1	—	7	8
Separation-related costs(2)	—	—	26	26
Non-GAAP Business segment income/(loss)	$91	$346	$(11)	$426

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended June 30, 2019
Operating income/(loss)	$46	$237	$(34)	$249
Depreciation and amortization	55	128	2	185
Restructuring charges	4	3	5	12
Share-based compensation expense	4	3	4	11
Other items(1)	—	—	13	13
Non-GAAP Business segment income/(loss)	$109	$371	$(10)	$470

(1)

For the three months ended June 30, 2020, other items primarily consist of business optimization costs and transaction related costs. For the three months ended June 30, 2019, other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs.

(2)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(IN MILLIONS)	Three Months Ended June 30, 2020 Reported	Three Months Ended June 30, 2019 Reported	% Variance 2020 vs. 2019 Reported	Three Months Ended June 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$91	$109	(16.5)%	$101	(9.9)%
Media	346	371	(6.7)%	370	(6.5)%
Corporate and Eliminations	(11)	(10)	NM	(10)	NM
Total Nielsen	$426	$470	(9.4)%	$461	(7.6)%

Connect Segment Profitability

Operating loss was $36 million for the three months ended June 30, 2020, as compared to operating income of $46 million for the three months ended June 30, 2019. The decrease was primarily driven by the revenue decrease due to the COVID-19 pandemic  discussed above, an increase in restructuring charges and depreciation and amortization expense, as well as our continued global investments in our services, including retailer investments for the three months ended June 30, 2020. Non-GAAP business segment income decreased 9.9% on a constant currency basis.

Media Segment Profitability

Operating income was $120 million for the three months ended June 30, 2020 as compared to $237 million for the three months ended June 30, 2019. The decrease was driven primarily by the revenue decrease due to the COVID-19 pandemic discussed above, an increase in depreciation and amortization expense and restructuring charges, as well as the long-lived assets impairment for the three months ended June 30, 2020. Non-GAAP business segment income decreased 6.5% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $56 million for the three months ended June 30, 2020 as compared to $34 million for the three months ended June 30, 2019. The increase was primarily driven by separation-related costs, partially offset by lower business optimization costs and transaction related costs for the three months ended June 30, 2020.

Results of Operations – Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2020	2019
Revenues	$3,055	$3,191
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,385	1,394
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	966	963
Depreciation and amortization	438	364
Impairment of other long-lived assets	45	—
Restructuring charges	95	47
Operating income/(loss)	126	423
Interest income	1	3
Interest expense	(185)	(199)
Foreign currency exchange transaction gains/(losses), net	(3)	(4)
Other income/(expense), net	(5)	5
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	(66)	228
Benefit/(provision) for income taxes	27	(55)
Net income/(loss)	(39)	173
Net income/(loss) attributable to noncontrolling interests	9	7
Net income/(loss) attributable to Nielsen shareholders	$(48)	$166

Net Income/(Loss) to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(IN MILLIONS)	2020	2019
Net income/(loss) attributable to Nielsen shareholders	$(48)	$166
Interest expense, net	184	196
(Benefit)/provision for income taxes	(27)	55
Depreciation and amortization	438	364
EBITDA	547	781
Other non-operating (income)/expense, net	17	6
Restructuring charges	95	47
Impairment of other long-lived assets	45	—
Share-based compensation expense	27	26
Other items(1)	29	25
Separation-related costs(2)	61	—
Adjusted EBITDA	$821	$885

(1)

For the six months ended June 30, 2020, other items primarily consist of business optimization costs and transaction related costs. For the six months ended June 30, 2019, other items primarily consist of transaction related costs and business optimization costs, including strategic review costs.

(2)

Separation-related costs consists\ of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

Consolidated Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues

Revenues decreased 4.3% to $3,055 million for the six months ended June 30, 2020 from $3,191 million for the six months ended June 30, 2019, or a decrease of 2.3% on a constant currency basis. Revenues within our Connect segment decreased 7.1%, or a decrease of 3.6% on a constant currency basis. Revenues within our Media segment decreased 1.7%, or a decrease of 1.1% on a constant currency basis. Refer to the “Business Segment Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 0.6% to $1,385 million for the six months ended June 30, 2020 from $1,394 million for the six months ended June 30, 2019, or an increase of 1.3% on a constant currency basis.

Costs within our Connect segment decreased 3.6%, or a decrease of 0.8% on a constant currency basis, primarily due to our productivity initiatives and lower variable costs associated with lower revenues.

Costs within our Media segment increased 3.9%, or an increase of 4.7% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 0.3% to $966 million for the six months ended June 30, 2020 from $963 million for the six months ended June 30, 2019, or an increase of 2.5% on a constant currency basis.

Costs within our Connect segment decreased 8.4%, or a decrease of 5.3% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to the impact of our productivity initiatives.

Costs within our Media segment decreased 5.6%, or a decrease of 4.8% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to the impact of our productivity initiatives.

Costs within our Corporate segment increased 171% on a reported and constant currency basis, primarily due to separation-related costs relating to the separation of our Global Connect business from our Global Media business. These costs include third-party advisor costs, technology and other similar costs associated with separating the businesses and operations.

Depreciation and Amortization

Depreciation and amortization expense was $438 million for the six months ended June 30, 2020 as compared to $364 million for the six months ended June 30, 2019. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures, partially offset by lower depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $101 million for the six months ended June 30, 2020 as compared to $107 million for the six months ended June 30, 2019.

Impairment of goodwill and other long-lived assets

         We recorded a non-cash charge of $45 million for the impairment of other long-lived assets for the six months ended June 30, 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses. This charge was primarily recorded within our Media segment.

Restructuring Charges

In June, 2020, we announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. We expect the plan to be substantially completed in 2020. Cash payments for the severance costs will continue into late 2021.

We recorded $95 million in restructuring charges for the six months ended June 30, 2020. These charges primarily related to severance costs associated with employee separation packages.

We recorded $47 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives for the six months ended June 30, 2019.

Operating Income

Operating income for the six months ended June 30, 2020 was $126 million as compared to $423 million for the six months ended June 30, 2019. Operating loss within our Connect segment was $51 million for the six months ended June 30, 2020 as compared to $44 million for the six months ended June 30, 2019. Operating income within our Media segment was $311 million for the six months ended June 30, 2020 as compared to $451 million for the six months ended June 30, 2019. Corporate operating expenses were $134 million for the six months ended June 30, 2020 as compared to $72 million for the six months ended June 30, 2019. Refer to the “Business Segment Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019” section for further discussion of our operating income.

Interest Expense

Interest expense was $185 million for the six months ended June 30, 2020 as compared to $199 million for the six months ended June 30, 2019. This decrease was primarily due to lower USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.10 to €1.00 for the six months ended June 30, 2020 as compared to $1.13 to €1.00 for the six months ended June 30, 2019.

We realized net losses of $3 million and $4 million for the six months ended June 30, 2020 and 2019, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $5 million for the six months ended June 30, 2020, was primarily related to a loss from businesses classified as held for sale within our Media segment, and the write-off of certain previously capitalized deferred financing fees in conjunction with the June 2020 debt refinancing.

Other income, net of $5 million for the six months ended June 30, 2019, was primarily related to certain non-service related pension transactions and a gain from the sale of a cost method investment.

Income Taxes

The effective tax rates before discrete tax items for the six months ended June 30, 2020 and 2019 were 62% ($41 million tax benefit) and 31% ($71 million tax expense), respectively. The tax rate for the six months ended June 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, BEAT tax, and withholding taxes offset by reversal of valuation allowance related to certain loss carryforwards. The tax rate for the six months ended June 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns offset by the favorable impact of certain financing activities. For the six months ended June 30, 2020, the total tax benefit was $27 million which includes the impact of the CARES Act and other discrete items recognized in the period. For the six months ended June 30, 2019, the total tax expense was $55 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the period.

Adjusted EBITDA

Adjusted EBITDA decreased 7.2% to $821 million for the six months ended June 30, 2020 from $885 million for the six months ended June 30, 2019, a decrease of 5.4% on a constant currency basis. See “Results of Operations – Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	% Variance 2020 vs. 2019 Reported	Six Months Ended June 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Measure	$1,005	$1,085	(7.4)%	$1,043	(3.6)%
Predict/Activate	397	424	(6.4)%	412	(3.6)%
Connect Segment	$1,402	$1,509	(7.1)%	$1,455	(3.6)%

Audience Measurement	$1,218	$1,227	(0.7)%	$1,220	(0.2)%
Plan/Optimize	435	455	(4.4)%	451	(3.5)%
Media Segment	$1,653	$1,682	(1.7)%	$1,671	(1.1)%
Total	$3,055	$3,191	(4.3)%	$3,126	(2.3)%

Connect Segment Revenues

Revenues decreased 7.1% to $1,402 million for the six months ended June 30, 2020 from $1,509 million for the six months ended June 30, 2019, or a decrease of 3.6% on a constant currency basis. Revenues from Measure decreased 7.4% to $1,005 million, or a decrease of 3.6% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on retail measurement services in markets that are heavy in traditional trade. Revenues from Predict/Activate decreased 6.4% to $397 million, or a decrease of 3.6% on a constant currency basis, reflecting the impact of the COVID-19 pandemic, particularly in custom insights and innovation, partially offset by the January 2020 acquisition of Precima.

Media Segment Revenues

Revenues decreased 1.7% to $1,653 million for the six months ended June 30, 2020 from $1,682 million for the six months ended June 30, 2019, or a decrease of 1.1% on a constant currency basis. Revenues from Audience Measurement decreased 0.7%, or a decrease of 0.2% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on sports and non-contracted revenue and ongoing pressure in local television. Plan/Optimize revenues decreased 4.4%, or a decrease of 3.5% on a constant currency basis, primarily reflecting the impact of the COVID-19 pandemic on sports, Gracenote auto and short-cycle revenue and ongoing pressure in Telecom.

.

Business Segment Profitability

(IN MILLIONS)	Connect	Media	Corporate	Total
Six Months Ended June 30, 2020
Operating income/(loss)	$(51)	$311	$(134)	$126
Depreciation and amortization	131	303	4	438
Restructuring charges	63	26	6	95
Impairment of other long-lived assets	4	41	—	45
Share-based compensation expense	6	8	13	27
Other items(1)	1	—	28	29
Separation-related costs(2)	—	—	61	61
Non-GAAP Business segment income/(loss)	$154	$689	$(22)	$821

(IN MILLIONS)	Connect	Media	Corporate	Total
Six Months Ended June 30, 2019
Operating income/(loss)	$44	$451	$(72)	$423
Depreciation and amortization	110	251	3	364
Restructuring charges	26	10	11	47
Share-based compensation expense	8	6	12	26
Other items(1)	—	—	25	25
Non-GAAP Business segment income/(loss)	$188	$718	$(21)	$885

(1)

Other Items primarily consists of separation-related costs, business optimization costs and transaction related costs for the six months ended June 30, 2020. Other Items primarily consists of business optimization costs, including strategic review costs, and transaction related costs for the six months ended June 30, 2019.

(2)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(IN MILLIONS)	Six Months Ended June 30, 2020 Reported	Six Months Ended June 30, 2019 Reported	% Variance 2020 vs. 2019 Reported	Six Months Ended June 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$154	$188	(18.1)%	$173	(11.0)%
Media	689	718	(4.0)%	716	(3.8)%
Corporate and Eliminations	(22)	(21)	NM	(21)	NM
Total Nielsen	$821	$885	(7.2)%	$868	(5.4)%

Connect Segment Profitability

Operating loss was $51 million for the six months ended June 30, 2020 as compared to $44 of operating income million for the six months ended June 30, 2019. The decrease was driven primarily by the revenue decrease due to the COVID-19 pandemic discussed above, higher restructuring costs and higher depreciation and amortization expense for the six months ended June 30, 2020. Non-GAAP business segment income decreased 11.0% on a constant currency basis.

Media Segment Profitability

Operating income was $311 million for the six months ended June 30, 2020 as compared to $451 million for the six months ended June 30, 2019. The decrease was driven primarily by the revenue decrease due to the COVID-19 pandemic discussed above, higher depreciation and amortization expense, the impairment of other long-lived assets, and higher restructuring charges for the six months ended June 30, 2020. Non-GAAP business segment income decreased 3.8% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $134 million for the six months ended June 30, 2020 as compared to $72 million for the six months ended June 30, 2019. The increase was driven primarily by separation-related costs for the six months ended June 30, 2020.

Liquidity and Capital Resources

Overview

Cash flows from operations were $245 million for the six months ended June 30, 2020 as compared to $183 million for the six months ended June 30, 2019, an increase of $62 million primarily due to working capital timing and lower income tax payments and interest payments, partially offset by the Adjusted EBITDA performance discussed above and higher employee annual incentive payments.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2020 and 2019:

(IN MILLIONS)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash from operating activities	$245	$183
Cash and cash equivalents	$438	$393
Availability under revolving credit facility	$668	$539

Of the $438 million in cash and cash equivalents, approximately $378 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Weighted average interest rate	3.77%	4.67%
Cash paid for interest, net of amounts capitalized (in millions)	$190	$193

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

Senior Secured Credit Facilities

Term Loan Facilities

In June 2020, we entered into a Credit Agreement that provides for: (i) a new dollar term loan facility, the “Dollar Term B-5 Loans”) having commitments in an aggregate principal amount of $550 million and (ii) a new euro term loan facility, the “Euro Term B-3 Loans” in an aggregate principal amount of €420 million. On June 4, 2020, Nielsen borrowed the full amount of the Dollar Term B-5 Loans and the Euro Term B-3 Loans.

The proceeds of the Dollar Term B-5 Loans and Euro Term B-3 Loans were used to redeem all of the $800 million outstanding aggregate principal amount of their 4.500% Notes due 2020 and redeem $200 million of the $625 million outstanding aggregate principal amount of its 5.500% Senior Notes due 2021. The partial redemption of the Notes resulted in $425 million aggregate principal amount of 2021 Notes remaining outstanding.

The Dollar Term B-5 Loans and the Euro Term B-3 Loans will mature in full on the earlier of (i) June 4, 2025 and (ii) if the existing Class B Term Loans incurred pursuant to and as defined in the Existing Credit Agreement have not been repaid or refinanced (subject to additional limitations in the Credit Agreement) on or prior to the date that is 91 days prior to October 4, 2023, on October 4, 2023.

The Dollar Term B-5 Loans bear interest at a rate per annum equal to, at the election of us, (i) a base rate or eurocurrency rate, plus (ii) an applicable margin of 2.75%, in the case of base rate loans, and 3.75%, in the case of eurocurrency rate loans. The Euro Term B-3 Loans bear interest at a rate per annum equal to (i) a eurocurrency rate plus (ii) an applicable margin of 3.75%.

The Credit Agreement contains substantially the same affirmative and negative covenants as those of the Fifth Amended and Restated Credit Agreement, dated as of June 29, 2018 (as amended, restated, supplemented, replaced or otherwise modified from time to time), however, the Credit Agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by us. The obligations under the Credit Agreement are secured on a pari passu basis with the obligations under the Existing Credit Agreement.

We wrote-off certain previously capitalized deferred financing fees of $1 million associated with the June 2020 debt refinancing and capitalized certain costs in connection with the refinancing of $9 million.

Subsequent Events

In July, 2020, we entered into Amendment No. 1 (“Amendment No. 1”), relating to its Credit Agreement, dated as of June 4, 2020. Pursuant to Amendment No. 1, we incurred new Euro Term B-3 Loans in an aggregate principal amount of €240 million (the “Incremental Euro Term B-3 Loans”), thereby increasing the outstanding amount of existing Euro Term B-3 Loans under the 2020 Credit Agreement to approximately €660 million. The proceeds of the Incremental Euro Term B-3 Loans were used us to prepay the €545 million Senior secured term loan due 2023. Class B-2 Euro Term Loans under the Existing Credit Agreement in an aggregate principal amount of €240 million and all accrued interest and expenses.

The Incremental Euro Term B-3 Loans are subject to the same terms, maturity date and interest rate as the existing Euro Term B-3 Loans. The Incremental Euro Term B-3 Loans are subject to customary affirmative and negative covenants and events of default.

In July, 2020, we entered into an Amendment Agreement (the “Amendment Agreement”) amending and restating the Fifth Amended and Restated Credit Agreement, dated as of June 29,2018, by and among Nielsen Finance, TNC (US) Holdings Inc. and the Dutch Borrower, as borrowers, the guarantors party thereto, the lenders and agents party thereto from time to time, and Citibank, N.A., as administrative agent (as amended before July 21, 2020, the “Existing Credit Agreement”)." The modifications in the agreement primarily conform the covenants and certain other terms to the terms of the 2020 Credit Agreement. The amended agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by us.

Financial Debt Covenants Attributable to The Nielsen Company B.V.

The Fifth Amended and Restated Credit Agreement, (the “Amended Credit Agreement”) contains a financial covenant consisting of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of June 30, 2020, we were in full compliance with the financial covenant described above.

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

As of June 30, 2020 and 2019, we had $165 million and $296 million borrowings outstanding and had outstanding letters of credit of $17 million and $15 million, respectively. As of June 30, 2020, we had $668 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy which was adopted by our Board of Directors ("Board") in 2013. Under this plan we have paid $43 million and $249 million in cash dividends during the years ended June 30, 2020 and 2019, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2019 and the six months ended June 30, 2020.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06

On July 16, 2020, our Board of Directors declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on September 3, 2020 to shareholders of record at the close of business on August 20, 2020.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted us on August 6, 2015, (which will expire on August 6, 2020) and which has been extended by the authority approved by Nielsen's shareholders at its annual general meeting held on May 12, 2020 (which authority will expire on May 12, 2025).

As of June 30, 2020, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the six months ended June 30, 2020.

Cash Flows

Operating activities. Net cash provided by operating activities was $245 million for the six months ended June 30, 2020, as compared to $183 million for the six months ended June 30, 2019. This increase in net cash provided in operating activities was primarily due to working capital timing and lower income tax payments and interest payments, partially offset by the Adjusted EBITDA performance discussed above and higher employee annual incentive payments. Our key collections performance measure, days billing outstanding (DBO), increased by 3 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $262 million for the six months ended June 30, 2020, as compared to $290 million for the six months ended June 30, 2019. The primary driver for the decrease was lower acquisition payments during the six months ended June 30, 2020 as compared to the same period for 2019.

Financing activities. Net cash provided by financing activities was $21 million for the six months ended June 30, 2020 as compared to net cash used in financing activities of $22 million for the six months ended June 30, 2019. The increase in net cash provided by financing activities was primarily due to the decrease in cash dividends, as described in “Dividends and Share Repurchase Program”, partially offset by lower net borrowings from the revolving credit facility and lower net proceeds from debt issuances and repayments as compared to the same period for 2019.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $232 million for the six months ended June 30, 2020 as compared to $230 million for the six months ended June 30, 2019.

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

Reference Rate Reform-Facilitation of the Effects of Reference Rate Reform on Financial Reporting

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 40% of our revenues and 38% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2019. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

We recorded a net loss of $3 million and zero income/loss for the six months ended June 30, 2020 and 2019, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of June 30, 2020 and December 31, 2019, the notional amounts of outstanding foreign currency derivative financial instruments were $111 million and $125 million, respectively.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2020:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	10%	30%
Operating costs	62%	10%	28%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2020, we had $5,083 million in carrying value of floating-rate debt under our senior secured credit facilities of which $2,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $30 million ($51 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Form 10-Q for the quarter ended March 31, 2020, other than as set forth below, which, along with the Risk Factors previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

Our operations are vulnerable to the effects of epidemics, such as COVID-19, which has and is expected to continue to adversely affect our business.

We are vulnerable to the general economic effects of epidemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that has spread throughout the world and has been declared a pandemic by the World Health Organization. Due to the recent outbreak of COVID-19, there has been a substantial curtailment of business activities in many countries around the world, which is affecting and may continue to affect our ability to conduct fieldwork, operate call centers, and provide other services that require manual data collection. In addition, we have closed numerous offices and personnel are working from home where possible, which is and may continue to affect overall business performance. The risk is particularly pronounced in the Connect business where our teams need to visit traditional stores to collect information where electronic data transmission is not possible, where the services rely on call centers, and where we need to conduct face to face consumer research interviews. With respect to the Media business, because our measurement services require Nielsen to recruit new panelist households and interact with existing panelists to install metering equipment, over time the pandemic and related social distancing requirements and “stay at home” orders may adversely affect Nielsen’s audio and television ratings and measurement services. Further, the COVID-19 pandemic has had and could continue to have a negative impact on our business as clients cut back on services that are not already contracted, delay their spending, or declare bankruptcy in light of poor business performance due to the pandemic.  If the pandemic is not contained or otherwise continues, it will continue to have an adverse effect on our business, results of operations and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended June 30, 2020.

Purchases of Equity Securities by the Issuer

There were no share repurchases for the three months ended June 30, 2020.

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

4.1

Credit Agreement, dated as of June 4, 2020, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders (incorporated herein by reference to the Current Report on Form 8-K filed on June 4, 2020).

4.2

Amendment No. 1, dated as of July 21, 2020, among Nielsen Finance LLC, Nielsen Holding and Finance B.V., the guarantors party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto from time to time (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings plc filed on July 21, 2020 (File No. 001-35042)).

4.3

Amendment Agreement, dated as of July 21, 2020, among Nielsen Finance LLC, TNC (US) Holdings Inc., Nielsen Holding and Finance B.V., the guarantors party thereto, Citibank, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer, and the lenders party thereto from time to time (incorporated herein by reference to the Current Report on Form 8-K of Nielsen Holdings plc filed on July 21, 2020 (File No. 001-35042)).

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2020 and 2019 (Unaudited), and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL and included in Exhibit 101)

*	Filed or furnished herewith

.

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

Nielsen Holdings plc (Registrant)

Date: August 5, 2020	/s/ Christopher Taft
Christopher Taft Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)