Form 10-Q
period 2020-09-30
Nielsen Holdings plc
filed 2020-11-02
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 356,998,802 shares of the registrant’s Common Stock outstanding as of September 30, 2020.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2020	2019	2020	2019
Revenues	$1,563	$1,616	$4,618	$4,807
Cost of revenues, exclusive of depreciation and amortization shown separately below	663	694	2,048	2,088
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	451	467	1,417	1,430
Depreciation and amortization	217	186	655	550
Impairment of goodwill and other long-lived assets	8	1,004	53	1,004
Restructuring charges	50	5	145	52
Operating income/(loss)	174	(740)	300	(317)
Interest income	—	1	1	4
Interest expense	(92)	(100)	(277)	(299)
Foreign currency exchange transaction gains/(losses), net	(3)	(6)	(6)	(10)
Other income/(expense), net	—	(3)	(5)	2
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	79	(848)	13	(620)
Benefit/(provision) for income taxes	(69)	380	(42)	325
Net income/(loss)	10	(468)	(29)	(295)
Net income/(loss) attributable to noncontrolling interests	3	4	12	11
Net income/(loss) attributable to Nielsen shareholders	$7	$(472)	$(41)	$(306)
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$0.02	$(1.33)	$(0.11)	$(0.86)
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$0.02	$(1.33)	$(0.11)	$(0.86)
Weighted-average shares of common stock outstanding, basic	356,913,312	355,779,274	356,661,167	355,620,821
Dilutive shares of common stock	1,529,996	—	—	—
Weighted-average shares of common stock outstanding, diluted	358,443,308	355,779,274	356,661,167	355,620,821
Dividends declared per common share	$0.06	$0.35	$0.18	$1.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2020	2019	2020	2019
Net income/(loss)	$10	$(468)	$(29)	$(295)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	-	(50)	(90)	(30)
Changes in the fair value of cash flow hedges (2)	6	(6)	(25)	(35)
Defined benefit pension plan adjustments (3)	3	4	10	10
Total other comprehensive income/(loss)	9	(52)	(105)	(55)
Total comprehensive income/(loss)	19	(520)	(134)	(350)
Less: comprehensive income/(loss) attributable to noncontrolling interests	5	3	7	12
Total comprehensive income/(loss) attributable to Nielsen shareholders	$14	$(523)	$(141)	$(362)	))) )

(1)	Net of tax of $5 million and $(7) million for the three months ended September 30, 2020 and 2019, and $5 million and $(8) million for the nine months ended September 30, 2020 and 2019, respectively
(2)

Net of tax of $(2) and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $10 million and $13 million for the nine months ended September 30, 2020 and 2019, respectively

(3)	Net of tax of $(1) million for each of the three months ended September 30, 2020 and 2019, and $(3) million and $(2) million for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2020	2019
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$2,250	$454
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $52 and $28 as of September 30, 2020 and December 31, 2019, respectively	1,094	1,103
Prepaid expenses and other current assets	434	420
Total current assets	3,778	1,977
Non-current assets
Property, plant and equipment, net	390	466
Operating lease right-of-use asset	369	393
Goodwill	6,010	5,993
Other intangible assets, net	4,634	4,881
Deferred tax assets	288	276
Other non-current assets	306	333
Total assets	$15,775	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,161	$1,182
Deferred revenues	324	345
Income tax liabilities	51	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	1,885	914
Total current liabilities	3,421	2,501
Non-current liabilities
Long-term debt and finance lease obligations	8,125	7,395
Deferred tax liabilities	1,004	1,052
Operating lease liabilities	363	370
Other non-current liabilities	642	613
Total liabilities	13,555	11,931
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 357,042,725 and 356,158,879 shares issued and 356,998,802 and 356,149,883 shares outstanding at September 30, 2020 and December 31, 2019, respectively	32	32
Additional paid-in capital	4,356	4,378
Retained earnings/(accumulated deficit)	(1,251)	(1,210)
Accumulated other comprehensive loss, net of income taxes	(1,105)	(1,005)
Total Nielsen shareholders’ equity	2,032	2,195
Noncontrolling interests	188	193
Total equity	2,220	2,388
Total liabilities and equity	$15,775	$14,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2020	2019
Operating Activities
Net income/(loss)	$(29)	$(295)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	44	39
Currency exchange rate differences on financial transactions and other (gains)/losses	11	7
Equity in net loss of affiliates, net of dividends received	1	1
Depreciation and amortization	655	550
Impairment of goodwill and other long-lived assets	53	1,004
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	11	(57)
Prepaid expenses and other assets	137	9
Accounts payable and other current liabilities and deferred revenues	(129)	(157)
Other non-current liabilities	(37)	(48)
Interest payable	31	49
Income taxes	(86)	(506)
Net cash provided by/(used in) operating activities	662	596
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(29)	(62)
Proceeds from the sale of subsidiaries and affiliates, net	13	—
Additions to property, plant and equipment and other assets	(26)	(58)
Additions to intangible assets	(319)	(284)
Other investing activities	(4)	(18)
Net cash provided by/(used in) investing activities	(365)	(422)
Financing Activities
Net borrowings under revolving credit facility	—	190
Proceeds from issuances of debt, net of issuance costs	2,974	—
Repayment of debt	(1,319)	(43)
Increase/(decrease) in other short-term borrowings	—	(1)
Cash dividends paid to shareholders	(64)	(373)
Activity from share-based compensation plans	(6)	(5)
Proceeds from employee stock purchase plan	3	3
Finance leases	(43)	(44)
Other financing activities	(29)	(17)
Net cash provided by/(used in) financing activities	1,516	(290)
Effect of exchange-rate changes on cash and cash equivalents	(17)	(19)
Net increase/(decrease) in cash and cash equivalents	1,796	(135)
Cash and cash equivalents at beginning of period	454	524
Cash and cash equivalents at end of period	$2,250	$389
Supplemental Cash Flow Information
Cash paid for income taxes	$(128)	$(181)
Cash paid for interest, net of amounts capitalized	$(246)	$(250)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2020	$32	$4,359	$(1,258)	$(859)	$(50)	$(203)	$2,021	$186	$2,207
Net income/(loss)	—	—	7	—	—	—	7	3	10
Currency translation adjustments, net of tax of $5	—	—	—	(2)	—	—	(2)	2	—
Cash flow hedges, net of tax of $(2)	—	—	—	—	6	—	6	—	6
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	3	3	—	3
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	1	1
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders	—	(21)	—	—	—	—	(21)	(4)	(25)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	18	—	—	—	—	18	—	18
Balance, September 30, 2020	$32	$4,356	$(1,251)	$(861)	$(44)	$(200)	$2,032	$188	$2,220

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net income/(loss)	—	—	(41)	—	—	—	(41)	12	(29)
Currency translation adjustments, net of tax of $5	—	—	—	(85)	—	—	(85)	(5)	(90)
Cash flow hedges, net of tax of $10	—	—	—	—	(25)	—	(25)	—	(25)
Unrealized gain on pension liability, net of tax of $(3)	—	—	—	—	—	10	10	—	10
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	1	1
Employee stock purchase plan	—	3	—	—	—	—	3	—	3
Dividends to shareholders	—	(64)	—	—	—	—	(64)	(13)	(77)
Common stock activity from share-based compensation plans	—	(6)	—	—	—	—	(6)	—	(6)
Share-based compensation expense	—	45	—	—	—	—	45	—	45
Balance, September 30, 2020	$32	$4,356	$(1,251)	$(861)	$(44)	$(200)	$2,032	$188	$2,220

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2019	$32	$4,501	$(629)	$(761)	$(18)	$(336)	$2,789	$199	$2,988
Net income/(loss)	—	—	(472)	—	—	—	(472)	4	(468)
Currency translation adjustments, net of tax of $(7)	—	—	—	(49)	—	—	(49)	(1)	(50)
Cash flow hedges, net of tax of $2	—	—	—	—	(6)	—	(6)	—	(6)
Unrealized gain on pension liability, net of tax of (1)	—	—	—	—	—	4	4	—	4
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders	—	(124)	—	—	—	—	(124)	(4)	(128)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	13	—	—	—	—	13	—	13
Balance, September 30, 2019	$32	$4,390	$(1,101)	$(810)	$(24)	$(332)	$2,155	$198	$2,353

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2019

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	(306)	—	—	—	(306)	11	(295)
Currency translation adjustments, net of tax of $(8)	—	—	—	(31)	—	—	(31)	1	(30)
Cash flow hedges, net of tax of $13	—	—	—	—	(35)	—	(35)	—	(35)
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	10	10	—	10
Employee stock purchase plan	—	3	—	—	—	—	3	—	3
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	2	2
Divestiture of a non-controlling interest in a consolidated subsidiary, net	—	—	—	—	—	—	—	(2)	(2)
Dividends to shareholders	—	(373)	—	—	—	—	(373)	(10)	(383)
Common stock activity from share-based compensation plans	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation expense	—	45	—	—	—	—	45	—	45
Balance, September 30, 2019	$32	$4,390	$(1,101)	$(810)	$(24)	$(332)	$2,155	$198	$2,353

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

On November 7, 2019, Nielsen announced its plan to spin-off the company's Global Connect business, creating two independent, publicly traded companies -- the Global Media business and the Global Connect business. On October 31, 2020, Nielsen entered into an agreement to sell its Global Connect business to affiliates of Advent International Corporation (the “Transaction”), for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that will own the Global Connect business (the “Warrant”).  The Transaction was unanimously approved by the Company’s Board of Directors.  The Transaction is subject to approval by Nielsen’s shareholders, regulatory approvals, consultation with the works council and other customary closing conditions; and it is expected to close in the second quarter of 2021.  Refer to “Note 16 Subsequent Events” for further discussion around the Transaction.

On June 30, 2020, Nielsen announced a broad-based optimization plan (the “Restructuring Plan”) to drive permanent cost savings and operational efficiencies, as well as to position the Company for greater profitability and growth. The Company expects the Restructuring Plan to be substantially completed in 2020 and for restructuring actions and other permanent cost-savings initiatives to drive approximately $250 million in pre-tax annual run-rate savings. The Company expects 2020 pre-tax restructuring charges of $160 to $170 million.

Nielsen has operations in approximately 100 countries, with its registered office located in Oxford, the United Kingdom and its headquarters located in New York, New York, United States.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2020 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 2,900,800 and 7,102,196 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2020 and 2019, respectively, as such shares would have been anti-dilutive.

The effect of 8,287,995 and 7,102,196 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2020 and 2019, respectively, as such shares would have been anti-dilutive.

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

During the nine months ended September 30, 2020, Nielsen sold $187 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2020 and December 31, 2019, $30 million and $85 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities for the majority of the receivables sold during the period, for which the related costs are not significant. The proceeds of $187 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

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

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Connect Segment
Measure	$520	$530	$1,525	$1,615
Predict/Activate	207	216	604	640
Connect	$727	$746	$2,129	$2,255

Media Segment
Audience Measurement	$613	$621	$1,831	$1,848
Plan/Optimize	223	249	658	704
Media	$836	$870	$2,489	$2,552
Total	$1,563	$1,616	$4,618	$4,807

Timing of revenue recognition
Products transferred at a point in time	$151	$138	$442	$409
Products and services transferred over time	1,412	1,478	4,176	4,398
Total	$1,563	$1,616	$4,618	$4,807

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	September 30, 2020	December 31, 2019
Contract assets	$262	$218
Contract liabilities	$324	$346

The increase in the contract assets balance during the period was primarily due to $229 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of September 30, 2020, offset by $182 million of contract assets included in the December 31, 2019 balance that were invoiced to our clients and therefore transferred to trade receivables.

The decrease in the contract liability balance during the period is primarily due to $286 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, more than offset by $308 million of revenue recognized that was included in the December 31, 2019 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2020, approximately $5.8 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 62% of these remaining performance obligations through December 31, 2021, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of September 30, 2020 and December 31, 2019, the balances of such capitalized costs were $12 million and $11 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the three and nine months ended September 30, 2020 was $2 million and $4 million, respectively. The amortization of these costs for the three and nine months ended September 30, 2019 was $2 million and $6 million, respectively. There was no impairment loss recorded in any of the periods presented.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts rollforward incorporating expected credit losses as of September 30, 2020.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable
For the nine months ended September 30, 2020	$12	$13	$(7)	$-	$18

4. Business Acquisitions

Acquisitions

For the nine months ended September 30, 2020, Nielsen paid cash consideration of $29 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on Nielsen’s consolidated results of operations would not have been material.

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

The components of lease expense were as follows:

(in millions)	Three Months Ended September 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$14	$15
Interest on lease liabilities	2	2
Total finance lease cost	16	17
Operating lease cost	31	33
Sublease income	(1)	-
Total lease cost	$46	$50

(in millions)	Nine Months Ended September 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$46	$52
Interest on lease liabilities	6	7
Total finance lease cost	52	59
Operating lease cost	94	91
Short-term lease cost	2	-
Sublease income	(3)	(2)
Total lease cost	$145	$148

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$369	$393

Other current liabilities	108	110
Operating lease liabilities	363	370
Total operating lease liabilities	$471	$480

Finance leases
Property, plant and equipment, gross	$412	$393
Accumulated depreciation	(252)	(213)
Property, plant and equipment, net	160	180

Other intangible assets, gross	24	24
Accumulated amortization	(17)	(13)
Other intangible assets, net	7	11

Accounts payable and other current liabilities	53	53
Long-term debt and capital lease obligations	73	92
Total finance lease liabilities	$126	$145

	Nine Months Ended September 30,
Other information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(6)	(7)
Operating cash flows from operating leases	(97)	(106)
Financing cash flows from finance leases	(43)	(44)
Right-of-use assets obtained in exchange for new finance lease liabilities	23	17
Right-of-use assets obtained in exchange for new operating lease liabilities	38	41
Weighted-average remaining lease term--finance leases	4 years	4 years
Weighted-average remaining lease term--operating leases	7 years	8 years
Weighted-average discount rate--finance leases	5.49%	6.30%
Weighted-average discount rate--operating leases	4.08%	4.50%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
For October 1, 2020 to December 31, 2020	$33	$17
2021	112	51
2022	95	36
2023	68	24
2024	48	4
2025	32	1
Thereafter	165	5
Total lease payments	553	138
Less imputed interest	(82)	(12)
Total	$471	$126

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

Based on our interim impairment assessment as of March 31, 2020, we determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill), thus no impairment was recorded. Based on our second and third quarter results and projections, there were no indicators of impairment during the second or third quarter of 2020. Nielsen will continue to closely evaluate any indicators of future impairments.

During the third quarter ended September 30, 2019, prior to the annual assessment date, in connection with Nielsen’s ongoing strategic review, Nielsen considered various alternatives for the Company including the potential sale of the Connect business. During this process, there were indications that the fair value of the Connect reporting unit was lower than the carrying value. Nielsen considered this as well as other factors to be interim indicators of impairment and determined that it was more likely than not that the Connect reporting unit was impaired. Management performed an impairment analysis of Connect as of the September 30, 2019. As a result of this analysis, Nielsen concluded that the fair value was less than the carrying value and recorded a non-cash goodwill impairment charge of $1,004 million for the Connect reporting unit. The primary inputs for determining the estimated fair value were inputs from the strategic review process, market values for comparable entities and updated intrinsic values.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2020.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2019	$331	$5,662	$5,993
Acquisitions, divestitures and other adjustments	20	(3)	17
Effect of foreign currency translation	(1)	1	—
Balance, September 30, 2020	$350	$5,660	$6,010

At September 30, 2020, $38 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2020	2019	2020	2019
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	144	144	(114)	(109)
Customer-related intangibles	3,125	3,153	(1,881)	(1,764)
Covenants-not-to-compete	37	37	(36)	(36)
Content databases	168	168	(50)	(40)
Computer software	2,931	2,626	(1,646)	(1,260)
Patents and other	186	182	(151)	(141)
Total	$6,591	$6,310	$(3,878)	$(3,350)

During 2020, Nielsen decided to exit smaller, underperforming markets and non-core businesses and product line and concluded that this decision represented an impairment indicator for the long-lived assets within those markets and businesses.  To the extent that the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value.

The non-cash impairment charge associated with amortizable intangibles was $8 million and $45 million for the three and nine months ended September 30, 2020, respectively. This charge was primarily recorded within our Media segment.

Amortization expense associated with the above intangible assets was $177 million and $141 million for the three months ended September 30, 2020 and 2019, respectively. These amounts included amortization expense associated with computer software of $131 million and $94 million for the three months ended September 30, 2020 and 2019, respectively.

Amortization expense associated with the above intangible assets was $527 million and $415 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts included amortization expense associated with computer software of $386 million and $267 million for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, the net book value of purchased software and internally developed software was $22 million and $1,263 million, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the nine months ended September 30, 2020 and 2019.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive income/(loss) before reclassifications	(90)	(37)	1	(126)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	12	9	21
Net current period other comprehensive income/(loss)	(90)	(25)	10	(105)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(5)	—	—	(5)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(85)	(25)	10	(100)
Balance September 30, 2020	$(861)	$(44)	$(200)	$(1,105)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	(30)	(28)	2	(56)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(7)	8	1
Net current period other comprehensive income/(loss)	(30)	(35)	10	(55)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	1	—	—	1
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(31)	(35)	10	(56)
Balance September 30, 2019	$(810)	$(24)	$(332)	$(1,166)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2020 and 2019, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2020	September 30, 2019	Statement of Operations
Cash flow hedges
Interest rate contracts	$7	$(2)	Interest (income)/expense
	(2)	—	(Benefit)/provision for income taxes
	$5	$(2)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$3	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$3	$2	Total, net of tax
Total reclassification for the period	$8	$—	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2020 and 2019, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2020	September 30, 2019	Statement of Operations
Cash flow hedges
Interest rate contracts	$17	$(9)	Interest (income)/expense
	(5)	2	(Benefit)/provision for income taxes
	$12	$(7)	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$12	$10	(a)
	(3)	(2)	(Benefit)/provision for income taxes
	$9	$8	Total, net of tax
Total reclassification for the period	$21	$1	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

8. Restructuring Activities

Optimization Initiatives

In June, 2020, Nielsen announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position the Company for greater profitability and growth. The Company expects the plan to be substantially completed in 2020.

Nielsen incurred $50 million of restructuring charges in the third quarter of 2020. These charges mostly represent severance costs related to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2019	$35
Charges (1)	128
Payments	(71)
Effect of foreign currency translation and other adjustments	2
Balance at September 30, 2020	$94

(1)	Excludes charges related to operating lease right-of-use assets of $17 million.

Nielsen recorded $50 million and $145 million in restructuring charges primarily relating to the optimization initiatives referenced above for the three and nine months ended September 30, 2020, respectively.

Nielsen recorded $5 million and $52 million in restructuring charges for the three and nine months ended September 30, 2019, respectively, primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses as well as automation initiatives. These charges primarily related to severance costs associated with employee separation packages.

Of the $94 million in remaining liabilities for restructuring actions, $87 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2020.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30,
(IN MILLIONS)	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$27	$27	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$29	$29	$—	—
Liabilities:
Interest rate swap arrangements (3)	$59	—	$59	—
Deferred compensation liabilities (4)	27	27	—	—
Total	$86	$27	$59	—

	December 31,
	2019	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$26	$26	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$28	$28	—	—
Liabilities:
Interest rate swap arrangements (3)	$22	—	$22	—
Deferred compensation liabilities (4)	26	26	—	—
Total	$48	$26	$22	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2020, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the nine months ended September 30, 2020 and 2019, Nielsen recorded a net loss of $3 million and zero, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations.  As of September 30, 2020 and December 31, 2019 the notional amount of the outstanding foreign currency derivative financial instruments were $77 million and $125 million, respectively.

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

As of September 30, 2020, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019 respectively:

	Interest Expense		Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2020	2019	2020	2019
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$92	$100	$277	$299
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$(5)	$2	$(12)	$7
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $26 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
Derivatives Designated as Hedging Instruments	Prepaid Expense			Prepaid Expense		Other
	and Other Current	Other Current	Other Non-Current	Other Current	Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$—	$2	$57	$—	$—	$22

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2020 and 2019 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2020	2019		2020	2019
Interest rate swaps	$(1)	$6	Interest expense	$7	$(2)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2020 and 2019 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income	Nine Months Ended
Hedging Relationships	September 30,		(Effective Portion)	September 30,
(IN MILLIONS)	2020	2019		2020	2019
Interest rate swaps	$52	$39	Interest expense	$17	$(9)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During 2020, Nielsen concluded that the decision to exit smaller, underperforming markets and non-core businesses was an impairment indicator for the long-lived assets within those exits.  Where the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value.  During the nine months ended September 30, 2020, we recognized a pre-tax non-cash impairment charge associated with long- lived assets of $53 million, including $45 million of definite-lived intangible assets and $8 million of property, plant and equipment.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2020.

	September 30, 2020			December 31, 2019
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 1.90%) due 2023		$1,063	1,059		$1,086	1,079
$2,303 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2023		2,245	2,198		2,263	2,273
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		344	341		603	606
€660 million Senior secured term loan (Euro LIBOR based variable rate of 3.75%) due 2025		757	771		—	—
$550 million Senior secured term loan (LIBOR based variable rate of 4.75%) due 2025		534	547		—	—
$850 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.94%	4,943	4,916	3.52%	3,952	3,958
$800 million 4.500% senior debenture loan due 2020		—	—		799	802
$425 million 5.500% senior debenture loan due 2021		424	425		622	629
$2,300 million 5.000% senior debenture loan due 2022		2,295	2,302		2,293	2,312
$500 million 5.000% senior debenture loan due 2025		497	508		497	516
$1,000 million 5.625% senior debenture loan due 2028		985	1,026		—	—
$750 million 5.875% senior debenture loan due 2030		739	776		—	—
Total debenture loans (with weighted-average interest rate)	5.55%	4,940	5,037	5.22%	4,211	4,259
Other loans		—	—		1	1
Total long-term debt	4.25%	9,883	9,953	4.40%	8,164	8,218
Finance lease and other financing obligations		127			145
Total debt and other financing arrangements		10,010			8,309
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		1,885			914
Non-current portion of long-term debt and finance lease and other financing obligations		$8,125			$7,395

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Senior Secured Credit Facilities

Term Loan Facilities

In June 2020, Nielsen entered into a Credit Agreement (the “Credit Agreement”) that provides for: (i) a new dollar term loan facility, the “Dollar Term B-5 Loans” having commitments in an aggregate principal amount of $550 million and (ii) a new euro term loan facility, the “Euro Term B-3 Loans” in an aggregate principal amount of €420 million. On June 4, 2020, Nielsen borrowed the full amount of the Dollar Term B-5 Loans and the Euro Term B-3 Loans.

The proceeds of the Dollar Term B-5 Loans and Euro Term B-3 Loans were used to redeem all of the $800 million outstanding aggregate principal amount of the 4.500% Notes due 2020 and redeem $200 million of the $625 million outstanding aggregate principal amount of its 5.500% Senior Notes due 2021. The partial redemption of the 5.500% Notes resulted in $425 million aggregate principal amount of 2021 Notes remaining outstanding.

The Dollar Term B-5 Loans and the Euro Term B-3 Loans will mature in full on the earlier of (i) June 4, 2025 and (ii) if the existing Class B Term Loans incurred pursuant to and as defined in the Fifth Amended and Restated Credit Agreement, dated as of June 29, 2018 (the “Existing Credit Agreement”) have not been repaid or refinanced (subject to additional limitations in the Credit Agreement) on or prior to the date that is 91 days prior to October 4, 2023, on October 4, 2023.

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

Nielsen wrote-off certain previously deferred financing fees of $1 million associated with the June 2020 debt refinancing and capitalized certain fees in connection with the refinancing of $9 million.

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

In July, 2020, Nielsen entered into the Sixth Amended and Restated Credit Agreement (the “Amendment Agreement”) amending and restating the Existing Credit Agreement. The modifications in the agreement primarily conform the covenants and certain other terms to the terms of the 2020 Credit Agreement. The amended agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by Nielsen.

Nielsen wrote-off certain previously deferred financing fees and incurred new fees as part of the July financings of $3 million and capitalized certain fees in connection with the July financings of $5 million.

Debenture Loans

In September, 2020, Nielsen issued $1 billion aggregate principal amount of 5.625% Senior Notes due 2028 (the “2028 Notes”), which mature on October 1, 2028 at par and $750 million aggregate principal amount of its 5.875% Senior Notes due 2030 (the “2030 Notes” and together with the 2028 Notes, the “Notes”), which mature on October 1, 2030 at par.  Nielsen capitalized certain fees in connection with the refinancing of $27 million.

Nielsen will pay interest on the 2028 Notes at a rate of 5.625% per annum and on the 2030 Notes at a rate of 5.875% per annum, in each case semiannually on the interest payment dates provided in the applicable Indenture.

          Concurrent with this issuance the Company called for partial redemption of $275 million of the $425 million outstanding aggregate principal amount of the 5.500% Senior Notes due 2021  (the “2021 Notes”) effective October 9, 2020, $725 million of the $2,300 million outstanding aggregate principal amount of the 5.000% Senior Notes due 2022 effective October 9, 2020 and $750 million of the $2,300 million outstanding aggregate principal amount of the 5.000% senior notes due 2022 (the “2022 Notes”) effective October 10, 2020 at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the partial redemption date.  The partial redemption is expected to result in $150 million aggregate principal amount of 2021 Notes and $825 million aggregate principal amount of 2022 Notes remaining outstanding. The portion of the 2021 Notes and the 2022 Notes to be partially redeemed during October 2020 are presented within the current portion of long-term debt, finance lease obligations and short-term borrowings within the condensed consolidated balance sheet as of September

30, 2020.  The proceeds from the 2028 Notes and 2030 Notes were primarily held in money market funds and included within cash and cash equivalents within the condensed consolidated balance sheet as of September 30, 2020.  The funds will be utilized for the $275 million partial redemption of the 5.500% 2021 Notesand $1,475 million partial redemption of the 5.000% 2022 Notes.

Subsequent Events:

In October 2020 the Company redeemed $275 million of the $425 million outstanding aggregate principal amount of the 5.500% senior notes due 2021 and $1,475 million of the $2,300 million outstanding aggregate principal amount of its 5.000% senior notes due 2022, plus accrued and unpaid interest thereon to, but excluding, the partial redemption date. The partial redemption of the redeemed notes resulted in $150 million aggregate principal amount of 2021 Notes and $825 million aggregate principal amount of 2022 Notes remaining outstanding. The redemption of the 2021 Notes and 2022 Notes will result in a pre-tax charge of $4 million in the fourth quarter of 2020.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2020 to December 31, 2020(1)	$1,768
2021	221
2022	911
2023	3,469
2024	8
2025(2)	1,759
Thereafter	1,747
$9,883
(1)

Includes the portion of the Senior Notes due 2021 and Senior notes due 2022 to be partially redeemed during October 2020 which are presented within the current portion of long-term debt, finance lease obligations and short-term borrowings within the condensed consolidated balance sheet as of September 30, 2020.

(2)

If the existing €545 million senior secured term loan and $2,303 million senior secured term loan have not been repaid or refinanced (subject to additional limitations in the Credit Agreement) on or prior to the date that is 91 days prior to October 4, 2023, the €420 million senior secured loan and $550 million senior secured loan are due on October 4, 2023.

11. Shareholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2020
Actual number of shares of common stock outstanding
Beginning of period	356,149,883
Shares of common stock issued through compensation plans	883,846
Employee benefit trust activity	(34,927)
End of period	356,998,802

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06

On November 3, 2019 the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening Nielsen’s balance sheet and providing added flexibility to invest for growth. On October 27, 2020, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on December 3, 2020 to shareholders of record at the close of business on November 19, 2020.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on Nielsen’s evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted Nielsen on August 6, 2015 and which has been extended by the authority approved by Nielsen's shareholders at its annual general meeting of shareholders held on May 12, 2020, which authority will expire on May 12, 2025.

As of September 30, 2020, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the nine months ended September 30, 2020.

12. Income Taxes

The effective tax rates before discrete tax items for the three months ended September 30, 2020 and 2019 were 60% ($48 million tax expense) and 30% ($47 million tax expense), respectively. The tax rate for the three months ended September 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, Base Erosion and Anti-Abuse Tax (“BEAT tax”) and withholding taxes. The tax rate for the three months ended September 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns offset by the favorable impact of certain financing activities. For the three months ended September 30, 2020, the total tax expense was $69 million which includes the tax impact of spin-off related transactions, offset by the favorable impact of releasing certain tax contingencies recognized in the third quarter. For the three months ended September 30, 2019, the total tax benefit was $380 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the third quarter.

The effective tax rates before discrete tax items for the nine months ended September 30, 2020 and 2019 were 50% ($7 million tax expense) and 31% ($118 million tax expense), respectively. The tax rate for the nine months ended September 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, BEAT tax, and withholding taxes offset by reversal of valuation allowance related to certain loss carryforwards. The tax rate for the nine months ended September 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns offset by the favorable impact of certain financing activities. For the nine months ended September 30, 2020, the total tax expense was $42 million which includes the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and the tax impact of spin-off related transactions, offset by the favorable impact of releasing certain tax contingencies and other discrete items recognized in the period. For the nine months ended September 30, 2019, the total tax benefit was $325 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the period.

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

To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination

13. Commitments and Contingencies

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

Business Segment Information

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended September 30, 2020
Revenues	$727	$836	$—	$1,563
Operating income/(loss)	10	226	(62)	174
Depreciation and amortization	67	148	2	217
Impairment of goodwill and other long-lived assets	—	8	—	8
Restructuring charges	40	4	6	50
Share-based compensation expense	6	4	7	17
Separation-related costs(1)	1	2	27	30
Other items(2)	—	—	5	5
Business segment income/(loss)(3)	$124	$392	$(15)	$501
Total assets as of September 30, 2020	$4,368	$9,129	$2,278	$15,775

(IN MILLIONS)
Three Months Ended September 30, 2019
Revenues	$746	$870	$—	$1,616
Operating income/(loss)	(964)	$250	$(26)	$(740)
Depreciation and amortization	57	$127	$2	$186
Impairment of goodwill and other long-lived assets	1,004	$—	$—	$1,004
Restructuring charges	8	$1	$(4)	$5
Share-based compensation expense	4	$3	$6	$13
Other items(2)	—	$—	$8	$8
Business segment income/(loss)(3)	$109	$381	$(14)	$476
Total assets as of December 31, 2019	$4,376	$9,675	$268	$14,319

(IN MILLIONS)	Connect	Media	Corporate	Total
Nine Months Ended September 30, 2020
Revenues	$2,129	$2,489	$—	$4,618
Operating income/(loss)	(41)	537	(196)	300
Depreciation and amortization	198	451	6	655
Impairment of goodwill and other long-lived assets	4	49	—	53
Restructuring charges	103	30	12	145
Share-based compensation expense	12	12	20	44
Separation-related costs(1)	1	2	88	91
Other items (2)	1	—	33	34
Business segment income/(loss) (3)	$278	$1,081	$(37)	$1,322

(IN MILLIONS)
Nine Months Ended September 30, 2019
Revenues	$2,255	$2,552	$—	$4,807
Operating income/(loss)	(920)	$701	$(98)	$(317)
Depreciation and amortization	167	$378	$5	$550
Impairment of goodwill and other long-lived assets	1,004	$—	$—	$1,004
Restructuring charges	34	$11	$7	$52
Share-based compensation expense	12	$9	$18	$39
Other items (2)	—	$—	$33	$33
Business segment income/(loss) (3)	$297	$1,099	$(35)	$1,361

(1)

Separation-related costs consists of costs that would not have been incurred if Nielsen was not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(2)

Other items primarily consist of business optimization costs and transaction related costs for the three and nine months ended September 30, 2020.  Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the three and nine months ended September 30, 2019.

(3)	The Company’s chief operating decision maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

15. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of September 30, 2020 and December 31, 2019, and consolidating statements of operations and cash flows for the periods ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted the prior period condensed consolidated statement of comprehensive income and the condensed consolidated balance sheet to reflect the current year structure.

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

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,045	$518	$—	$1,563
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	389	274	—	663
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	246	203	—	451
Depreciation and amortization	—	—	182	35	—	217
Impairment of goodwill and other long-lived assets	—	—	8	—	—	8
Restructuring charges	—	—	17	33	—	50
Operating income/(loss)	(2)	—	203	(27)	—	174
Interest income	—	154	1	—	(155)	—
Interest expense	—	(82)	(164)	(1)	155	(92)
Foreign currency exchange transaction gains/(losses), net	—	—	(2)	(1)	—	(3)
Other income/(expense), net	—	(1)	(51)	52	—	—
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(2)	71	(13)	23	—	79
Benefit/(provision) for income taxes	—	(125)	33	23	—	(69)
Equity in net income/(loss) of subsidiaries	9	51	(12)	—	(48)	—
Equity on net income/(loss) of affiliates	—	—	1	(1)	—	—
Net income/(loss)	7	(3)	9	45	(48)	10
Less net income/(loss) attributable to noncontrolling interests	—	—	—	3	—	3
Net income/(loss) attributable to controlling interest	7	(3)	9	42	(48)	7
Total other comprehensive income/(loss)	7	(7)	7	(15)	17	9
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	7	(7)	7	(17)	17	7
Total comprehensive income/(loss)	14	(10)	16	30	(31)	19
Comprehensive income/(loss) attributable to noncontrolling interest	—	—	—	5	—	5
Total comprehensive income/(loss) attributable to controlling interest	$14	$(10)	$16	$25	$(31)	$14

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,067	$549	$—	$1,616
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	400	294	—	694
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	240	226	—	467
Depreciation and amortization	—	—	158	28	—	186
Impairment of goodwill and other long-lived assets			419	585		1,004
Restructuring charges	—	—	—	5	—	5
Operating income/(loss)	(1)	—	(150)	(589)	—	(740)
Interest income	—	180	49	2	(230)	1
Interest expense	—	(93)	(188)	(49)	230	(100)
Foreign currency exchange transaction gains/(losses), net	—	—	42	(48)	—	(6)
Other income/(expense), net	—	—	(109)	106	—	(3)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(1)	87	(356)	(578)	—	(848)
Benefit/(provision) for income taxes	—	(23)	383	20	—	380
Equity in net income/(loss) of subsidiaries	(471)	57	(498)	—	912	—
Net income/(loss)	(472)	121	(471)	(558)	912	(468)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	4	—	4
Net income/(loss) attributable to controlling interest	(472)	121	(471)	(562)	912	(472)
Total other comprehensive income/(loss)	(51)	12	(51)	38	—	(52)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income/(loss) attributable to controlling interests	(51)	12	(51)	39	—	(51)
Total comprehensive income/(loss)	(523)	133	(522)	(520)	912	(520)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	3	—	3
Total comprehensive income/(loss) attributable to controlling interest	$(523)	$133	$(522)	$(523)	$912	$(523)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,096	$1,522	$—	$4,618
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,206	842	—	2,048
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	13	—	758	646	—	1,417
Depreciation and amortization	—	—	548	107	—	655
Impairment of goodwill and other long-lived assets	—	—	53	—	—	53
Restructuring charges	—	—	50	95	—	145
Operating income/(loss)	(13)	—	481	(168)	—	300
Interest income	1	526	17	11	(554)	1
Interest expense	—	(258)	(555)	(18)	554	(277)
Foreign currency exchange transaction gains/(losses), net	—	—	16	(22)	—	(6)
Other income/(expense), net	—	(2)	(106)	103	—	(5)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(12)	266	(147)	(94)	—	13
Benefit/(provision) for income taxes	—	(72)	9	21	—	(42)
Equity in net income/(loss) of subsidiaries	(29)	133	109	—	(213)	—
Net income/(loss)	(41)	327	(29)	(73)	(213)	(29)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	12	—	12
Net income/(loss) attributable to controlling interest	(41)	327	(29)	(85)	(213)	(41)
Total other comprehensive income/(loss)	(100)	(39)	(100)	(112)	246	(105)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Total other comprehensive income/(loss) attributable to controlling interests	(100)	(39)	(100)	(107)	246	(100)
Total comprehensive income/(loss)	(141)	288	(129)	(185)	33	(134)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	7	—	7
Total comprehensive income/(loss) attributable to controlling interest	$(141)	$288	$(129)	$(192)	$33	$(141)

Nielsen Holdings plc

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$3,137	$1,670	$—	$4,807
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,176	912	—	2,088
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	3	—	734	693	—	1,430
Depreciation and amortization	—	—	460	90	—	550
Impairment of goodwill and other long-lived assets	—	—	419	585	—	1,004
Restructuring charges	—	—	25	27	—	52
Operating income/(loss)	(3)	—	323	(637)	—	(317)
Interest income	1	565	51	5	(618)	4
Interest expense	—	(279)	(586)	(52)	618	(299)
Foreign currency exchange transaction gains/(losses), net	—	—	48	(58)	—	(10)
Other income/(expense), net	—	—	(206)	208	—	2
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries	(2)	286	(370)	(534)	—	(620)
Benefit/(provision) for income taxes	—	(77)	442	(40)	—	325
Equity in net income/(loss) of subsidiaries	(304)	146	(376)	—	534	—
Net income/(loss)	(306)	355	(304)	(574)	534	(295)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	11	—	11
Net income/(loss) attributable to controlling interest	(306)	355	(304)	(585)	534	(306)
Total other comprehensive income/(loss)	(56)	(13)	(56)	75	(5)	(55)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive income/(loss) attributable to controlling interests	(56)	(13)	(56)	74	(5)	(56)
Total comprehensive income/(loss)	(362)	342	(360)	(499)	529	(350)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	12	—	12
Total comprehensive income/(loss) attributable to controlling interest	$(362)	$342	$(360)	$(511)	$529	$(362)

Nielsen Holdings plc

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$77	$1,688	$482	$—	$2,250
Trade and other receivables, net	—	—	623	471	—	1,094
Prepaid expenses and other current assets	—	—	299	135	—	434
Intercompany receivables	—	3,378	131	145	(3,654)	—
Total current assets	3	3,455	2,741	1,233	(3,654)	3,778
Non-current assets
Property, plant and equipment, net	—	—	253	137	—	390
Operating lease right-of-use asset	—	—	172	197		369
Goodwill	—	—	5,145	865	—	6,010
Other intangible assets, net	—	—	4,084	550	—	4,634
Deferred tax assets	1	—	—	287	—	288
Other non-current assets	—	—	230	76	—	306
Equity investment in subsidiaries	2,004	1,332	4,385	—	(7,721)	—
Intercompany loans	25	8,521	212	46	(8,804)	—
Total assets	$2,033	$13,308	$17,222	$3,391	$(20,179)	$15,775
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1	$83	$549	$528	$—	$1,161
Deferred revenues	—	—	231	93	—	324
Income tax liabilities	—	—	27	24	—	51
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	1,825	54	6	—	1,885
Intercompany payables	—	2	3,523	129	(3,654)	—
Total current liabilities	1	1,910	4,384	780	(3,654)	3,421
Non-current liabilities
Long-term debt and finance lease obligations	—	7,301	814	10	—	8,125
Operating lease liabilities	—	—	204	159	—	363
Deferred tax liabilities	—	71	851	82	—	1,004
Intercompany loans	—	—	8,592	212	(8,804)	—
Other non-current liabilities	—	57	373	212	—	642
Total liabilities	1	9,339	15,218	1,455	(12,458)	13,555
Total shareholders’ equity	2,032	3,969	2,004	1,748	(7,721)	2,032
Noncontrolling interests	—	—	—	188	—	188
Total equity	2,032	3,969	2,004	1,936	(7,721)	2,220
Total liabilities and equity	$2,033	$13,308	$17,222	$3,391	$(20,179)	$15,775

Nielsen Holdings plc

Condensed Consolidated Balance Sheet

December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$78	$374	$—	$454
Trade and other receivables, net	—	—	540	563	—	1,103
Prepaid expenses and other current assets	—	—	295	125	—	420
Intercompany receivables	7	1,615	309	328	(2,259)	—
Total current assets	9	1,615	1,222	1,390	(2,259)	1,977
Non-current assets
Property, plant and equipment, net	—	—	303	163	—	466
Operating lease right-of-use asset	—	—	194	199	—	393
Goodwill	—	—	5,131	862	—	5,993
Other intangible assets, net	—	—	4,332	549	—	4,881
Deferred tax assets	1	—	—	275	—	276
Other non-current assets	—	—	260	73	—	333
Equity investment in subsidiaries	2,170	1,298	5,399	—	(8,867)	—
Intercompany loans	25	8,887	223	1,605	(10,740)	—
Total assets	$2,205	$11,800	$17,064	$5,116	$(21,866)	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$10	$62	$565	$545	$—	$1,182
Deferred revenues	—	—	257	88	—	345
Income tax liabilities	—	—	4	56	—	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	—	861	46	7	—	914
Intercompany payables	—	3	1,948	308	(2,259)	—
Total current liabilities	10	926	2,820	1,004	(2,259)	2,501
Non-current liabilities
Long-term debt and finance lease obligations	—	7,302	80	13	—	7,395
Operating lease liabilities	—	—	217	153	—	370
Deferred tax liabilities	—	71	887	94	—	1,052
Intercompany loans	—	—	10,516	224	(10,740)	—
Other non-current liabilities	—	22	374	217	—	613
Total liabilities	10	8,321	14,894	1,705	(12,999)	11,931
Total shareholders’ equity	2,195	3,479	2,170	3,218	(8,867)	2,195
Noncontrolling interests	—	—	—	193	—	193
Total equity	2,195	3,479	2,170	3,411	(8,867)	2,388
Total liabilities and equity	$2,205	$11,800	$17,064	$5,116	$(21,866)	$14,319

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(13)	$62	$727	$(114)	$662
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(15)	(14)	(29)
Proceeds from the sale of subsidiaries and affiliates, net	—	—	5	8	13
Additions to property, plant and equipment and other assets	—	—	(11)	(15)	(26)
Additions to intangible assets	—	—	(255)	(64)	(319)
Other investing activities	—	—	(1)	(3)	(4)
Net cash used in investing activities	—	—	(277)	(88)	(365)
Financing activities:
Net borrowings under revolving credit facility	—	—	—	—	—
Proceeds from issuance of debt, net of issuance costs	—	2,261	713		2,974
Repayments of debt	—	(1,318)	(1)	—	(1,319)
Cash dividends paid to shareholders	(64)	—	—	—	(64)
Activity from share-based compensation plans	(1)	—	(5)	—	(6)
Proceeds from employee stock purchase plan	3	—	—	—	3
Finance leases	—	—	(37)	(6)	(43)
Settlement of intercompany and other financing activities	76	(928)	492	331	(29)
Net cash provided by/(used in) financing activities	14	15	1,162	325	1,516
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	(15)	(17)
Net increase/(decrease) in cash and cash equivalents	1	77	1,610	108	1,796
Cash and cash equivalents at beginning of period	2	—	78	374	454
Cash and cash equivalents at end of period	$3	$77	$1,688	$482	$2,250

Nielsen Holdings plc

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(8)	$63	$672	$(131)	$596
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(38)	(24)	(62)
Additions to property, plant and equipment and other assets	—	—	(27)	(31)	(58)
Additions to intangible assets	—	—	(240)	(44)	(284)
Other investing activities	—	—	(18)	—	(18)
Net cash used in investing activities	—	—	(323)	(99)	(422)
Financing activities:
Net borrowings under revolving credit facility	—	—	190	—	190
Repayments of debt	—	(43)	—	—	(43)
Decrease in other short-term borrowings				(1)	(1)
Cash dividends paid to shareholders	(373)	—	—	—	(373)
Activity from share-based compensation plans	—	—	(5)	—	(5)
Proceeds from employee stock purchase plan	3	—	—	—	3
Finance leases	—	—	(41)	(3)	(44)
Settlement of intercompany and other financing activities	377	(20)	(511)	137	(17)
Net cash provided by/(used in) financing activities	7	(63)	(367)	133	(290)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(7)	(12)	(19)
Net increase/(decrease) in cash and cash equivalents	(1)	—	(25)	(109)	(135)
Cash and cash equivalents at beginning of period	3	—	79	442	524
Cash and cash equivalents at end of period	$2	$—	$54	$333	$389

16. Subsequent Events

          On October 31, 2020, Nielsen entered into an agreement (the “Agreement”) to sell its Global Connect business to affiliates of Advent International Corporation (“Advent”), for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that will own the Global Connect business (the “Warrant”).  The Transaction was unanimously approved by the Board.

          The Transaction is subject to approval by Nielsen’s shareholders, regulatory approvals, consultation with the works council and other customary closing conditions; and it is expected to close in the second quarter of 2021.   Nielsen expects the Transaction to result in the Global Connect segment being reported on a discontinued operations basis in the first quarter of 2021.

          Pursuant to the Agreement, Nielsen will enter into certain ancillary agreements at the closing of the Transaction.  Nielsen will grant Advent a license to brand its products and services with the “Nielsen” name and other Nielsen trademarks for 20 years following the closing of the Transaction.  Additionally, Nielsen and Advent will enter into agreements pursuant to which, among other things, Nielsen and Advent will (i) provide certain transitional services to each other for periods of up to 24 months following the closing, (ii) grant each other reciprocal licenses for certain data and corresponding services relating to that data for periods of up to five years following the closing and (iii) grant each other licenses to use certain patents and other intellectual property.

The Agreement contains customary representations, warranties and covenants by each party that are subject, in some cases, to specified exceptions and qualifications contained in the stock purchase agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2019 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 27, 2020, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, those noted in Part II, Item 1A in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and those noted in our 2019 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we,” “us,” and “our” refer to Nielsen Holdings plc and each of its consolidated subsidiaries unless otherwise stated or indicated by context.

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

On November 7, 2019, we announced our plan to spin-off our Global Connect business, creating two independent, publicly traded companies – the Global Media business and the Global Connect business. On October 31, 2020, we entered into an agreement to sell our Global Connect business to affiliates of Advent International Corporation, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Warrant.  The Transaction was unanimously approved by the Board.  The Transaction is subject to approval by our shareholders, regulatory approvals, consultation with the works council and other customary closing conditions; and it is expected to close in the second quarter of 2021. Refer to “Note 16 Subsequent Events” for further discussion around the Transaction.

For further discussion regarding the potential impacts of the Transaction on the Company, see "Part II—Item 1A—Risk Factors."

Our restructuring and other productivity initiatives have been focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements and portfolio restructuring actions, while at the same time investing in key programs to enhance future growth opportunities.

On June 30, 2020, we announced a broad-based optimization plan (the “Restructuring Plan”) to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. We expect the Restructuring Plan to be substantially completed in 2020 and for restructuring actions and other permanent cost-savings initiatives to drive approximately $250 million in pre-tax annual run-rate savings.  We expect 2020 pre-tax restructuring charges of $160 to $170 million.

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

Impact of the COVID-19 Pandemic

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

Employees

          We have taken measures to protect the health and safety of our employees, their families and our clients, with a large majority of our worldwide workforce working from home. We have halted in-store field research and in-person client engagements in many markets and are adapting processes and developing innovative solutions to ensure continuity of critical business processes.

Business & Operations

          We have implemented business continuity plans designed to minimize potential business disruption from the COVID-19 pandemic and to protect our data input operations, infrastructure, and ability to meet customer demands.

Sales and Customer Demand

          We continue to face increased pressure in both Nielsen Global Media and Nielsen Global Connect in the third quarter. For Nielsen Global Media, this pressure was primarily due to the impact of COVID-19 on sports, auto, and non-contracted revenue. For Nielsen Global Media, the health of our consumer panels which are a very important source of measurement data have and will continue to be impacted because our field workers are constrained from their activities relating to recruiting, metering and monitoring the panelist homes. For Nielsen Global Connect, this was primarily due to the impact of COVID-19 on retail measurement services in markets that are heavy in traditional trade as well as pressures on custom insights and physical work conducted in stores innovation. These pressures are expected to continue, primarily due to non-contracted revenues in both Nielsen Global Media and Nielsen Global Connect.

Liquidity and Balance Sheet

          We believe we have a sound plan in place to mitigate the financial impacts of the COVID-19 pandemic in the face of ongoing economic uncertainty. We have taken aggressive cost actions to date and continue to closely monitor the situation. We remain well- capitalized, have sufficient liquidity to satisfy our cash needs and will take additional actions as required. On November 7, 2019, we announced our plan to spin-off our Global Connect business, creating two independent, publicly traded companies – the Global Media business and the Global Connect business. On October 31, 2020, we entered into an agreement to sell our Global Connect business to affiliates of Advent International Corporation, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Warrant.  The Transaction was unanimously approved by the Board.  The Transaction is subject to approval by our shareholders, regulatory approvals, consultation with the works council and other customary closing conditions; and it is expected to close in the second quarter of 2021. Refer to “Note 16 Subsequent Events” for further discussion around the Transaction.

Community

          In response to COVID-19, Nielsen launched a virtual volunteering campaign called “In It Together” to encourage our employees to volunteer safely and virtually in three ways: helping our neighbors, fighting hunger, and using our skills and expertise. Each year, Nielsen associates can dedicate up to 24 hours to volunteering. With stay-at-home orders around the world, through “In It Together,” associates can still use those 24 hours virtually. Many associates have stepped up to help with needs that have emerged since the COVID-19 crisis began—everything from making masks for local frontline workers to analyzing food pantry data to help food banks meet growing demand. Nielsen also continues to dedicate $10 million in pro bono work, skills-based volunteering and in-kind giving of our data and services each year. For example, using our data, we worked with several governments to understand how COVID-19 food shortages will affect different geographies and supply chains.

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

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of our reporting units to our enterprise market capitalization. Enterprise market capitalization includes, among other factors, the market value of our common stock and the appropriate redemption values of our debt. We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions, including a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was greater than the carrying value for both of our reporting units. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment. Based on our third quarter results and projections, there were no indicators of impairment during the third quarter of 2020. Nielsen will continue to closely evaluate any indicators of future impairments.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology, which includes revenue projections. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. There was no impairment noted in any period presented with respect to the Company’s indefinite-lived intangible assets. As of the March 31, 2020 assessment, one of our indefinite-lived intangible assets had a fair value that exceeded its carrying value by less than 5%. The valuation is sensitive to the assumptions listed above. A downward trend in revenue projections or an increase in discount rate could lead to a future impairment. We concluded that there was no triggering event for an interim impairment assessment for the three-month period ending September 30, 2020. We will continue to closely evaluate any indicators of future impairments.

During the third quarter ended September 30, 2019, prior to the annual assessment date, in connection with our ongoing strategic review, we considered various alternatives for us including the potential sale of the Connect business. During this process, there were indications that the fair value of the Connect reporting unit was lower than the carrying value. We considered this as well as other factors to be interim indicators of impairment and determined that it was more likely than not that the Connect reporting unit was impaired. Management performed an impairment analysis of Connect as of the September 30, 2019. As a result of this analysis, we concluded that the fair value was less than the carrying value and recorded a non-cash goodwill impairment charge of $1,004 million for the Connect reporting unit. The primary inputs for determining the estimated fair value were inputs from the strategic review process, market values for comparable entities and updated intrinsic values.

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the nine months ended September 30, 2020, we paid cash consideration of $29 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on our consolidated results of operations would not have been material.

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

	Nine Months Ended September 30,
	2020	2019
U.S. Dollar	60%	58%
Euro	11%	10%
Other Currencies	29%	32%
Total	100%	100%

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00 for each of the nine months ended September 30, 2020 and 2019. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

During the nine months ended September 30, 2020, we sold $187 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2020 and December 31, 2019, $30 million and $85 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities for the majority of the receivables sold during the period, for which the related costs are not significant. The proceeds of $187 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2020	2019
Revenues	$1,563	$1,616
Cost of revenues, exclusive of depreciation and amortization shown separately below	663	694
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	451	467
Depreciation and amortization	217	186
Impairment of goodwill and other long-lived assets	8	1,004
Restructuring charges	50	5
Operating income/(loss)	174	(740)
Interest income	-	1
Interest expense	(92)	(100)
Foreign currency exchange transaction gains/(losses), net	(3)	(6)
Other income/(expense), net	-	(3)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	79	(848)
Benefit/(provision) for income taxes	(69)	380
Net income/(loss)	10	(468)
Net income/(loss) attributable to noncontrolling interests	3	4
Net income/(loss) attributable to Nielsen shareholders	$7	$(472)

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

Separation-related costs: To measure operating performance, we exclude certain separation-related costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies. These costs include: third-party advisor costs, tax friction, technology related spend, and incremental costs of beginning to operate as two independent companies. We believe that exclusion of these costs will allow users of our financial statements to better understand our financial performance in 2020.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(IN MILLIONS)	2020	2019
Net income/(loss) attributable to Nielsen shareholders	$7	$(472)
Interest expense, net	92	99
(Benefit)/provision for income taxes	69	(380)
Depreciation and amortization	217	186
EBITDA	385	(567)
Other non-operating (income)/expense, net	6	13
Restructuring charges	50	5
Impairment of goodwill and other long-lived assets	8	1,004
Share-based compensation expense	17	13
Separation-related costs(1)	30	—
Other items(2)	5	8
Adjusted EBITDA	$501	$476

(1)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(2)

Other items primarily consist of business optimization costs and transaction related costs for the three months ended September 30, 2020.  Other items primarily consist of business optimization costs, including strategic review costs, for the three months ended September 30, 2019.

Consolidated Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

Revenues decreased 3.3% to $1,563 million for the three months ended September 30, 2020 from $1,616 million for the three months ended September 30, 2019, or a decrease of 3.0% on a constant currency basis. Revenues within our Connect segment decreased 2.5%, or a decrease of 1.6% on a constant currency basis. Revenues within our Media segment decreased 3.9%, or a decrease of 4.2% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 4.5% to $663 million for the three months ended September 30, 2020 from $694 million for the three months ended September 30, 2019, or a decrease of 4.3% on a constant currency basis.

Costs within our Connect segment decreased 4.6%, or a decrease of 4.1% on a constant currency basis.  The decrease in cost of revenues for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to temporary costs savings due to actions taken in response to the COVID-19 pandemic and our productivity initiatives, partially offset by global investments in our services, including retailer investments.

Costs within our Media segment decreased 4.0%, or a decrease of 4.3% on a constant currency basis.  Cost of revenues decreased primarily due to temporary actions taken in response to the COVID-19 pandemic and productivity initiatives, partially offset by the impact of our investments and higher spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 3.4% to $451 million for the three months ended September 30, 2020 from $467 million for the three months ended September 30, 2019, or a decrease of 3.6% on a constant currency basis.

Costs within our Connect segment decreased 5.1%, or a decrease of 4.8% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to temporary actions taken in response to the COVID-19 pandemic and our productivity initiatives.

Costs within our Media segment decreased 16.8%, or a decrease of 17.2% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to temporary actions taken in response to the COVID-19 pandemic and our productivity initiatives.

Costs within our Corporate segment increased 126.1% on a reported and constant currency basis, primarily due to separation-related costs relating to the separation of our Global Connect business from our Global Media business. These costs include third-party advisor costs, technology and other similar costs associated with separating the businesses and operations.

Depreciation and Amortization

Depreciation and amortization expense was $217 million for the three months ended September 30, 2020, as compared to $186 million for the three months ended September 30, 2019. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $49 million for each of the three months ended September 30, 2020 and 2019, respectively.

Impairment of goodwill and other long-lived assets

        We recorded a non-cash charge of $8 million for the impairment of other long-lived assets for the three months ended September 30, 2020. This charge was recorded within our Media segment.

         We recorded a non-cash charge of $1,004 million for the impairment of goodwill and other long-lived assets for the three months ended September 30, 2019. This charge was recorded within our Connect segment.

Restructuring Charges

In June, 2020, we announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. We expect the plan to be substantially completed in 2020. Cash payments for the severance costs will continue into late 2021.

We recorded $50 million in restructuring charges for the three months ended September 30, 2020. These charges primarily related to severance costs associated with employee severance packages.

We recorded $5 million in restructuring charges for the three months ended September 30, 2019, primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives.

Operating Income

Operating income for the three months ended September 30, 2020 was $174 million as compared to operating loss of $740 million for the three months ended September 30, 2019. Operating income within our Connect segment was $10 million for the three months ended September 30, 2020 as compared to operating loss of $964 million for the three months ended September 30, 2019. Operating income within our Media segment was $226 million for the three months ended September 30, 2020 as compared to $250 million for the three months ended September 30, 2019. Corporate operating expenses were $62 million for the three months ended September 30, 2020 as compared to $26 million for the three months ended September 30, 2019. Refer to the “Business Segment Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019” section for further discussion of our operating income.

Interest Expense

Interest expense was $92 million for the three months ended September 30, 2020, as compared to $100 million for the three months ended September 30, 2019. This decrease was primarily due to lower USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.17 to €1.00 for the three months ended September 30, 2020 as compared to $1.11 to €1.00 for the three months ended September 30, 2019.

We realized net losses of $3 million and $6 million for the three months ended September 30, 2020 and 2019, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of zero for the three months ended September 30, 2020, was primarily related to a gain on sale from equity method investments, offset by certain costs incurred in connection with our debt refinancing, as well as the write-off of certain previously deferred financing fees in conjunction with the refinancing, a loss from business disposition and certain non-service related pension transactions.

Other expense, net of $3 million for the three months ended September 30, 2019, was primarily related to the loss on a consolidated business classified as held for sale, partially offset by certain non-service related pension transactions.

Income Taxes

The effective tax rates before discrete tax items for the three months ended September 30, 2020 and 2019 were 60% ($48 million tax expense) and 30% ($47 million tax expense), respectively. The tax rate for the three months ended September 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, Base Erosion and Anti-Abuse Tax (“BEAT tax”) and withholding taxes. The tax rate for the three months ended September 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns offset by the favorable impact of certain financing activities. For the three months ended September 30, 2020, the total tax expense was $69 million which includes the tax impact of spin-off related transactions, offset by the favorable impact of releasing certain tax contingencies recognized in the third quarter. For the three months ended September 30, 2019, the total tax benefit was $380 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the third quarter.

The estimated liability for unrecognized tax benefits as of December 31, 2019 was $164 million. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 5.3% to $501 million for the three months ended September 30, 2020 from $476 million for the three months ended September 30, 2019, an increase of 6.1% on a constant currency basis. See “Results of Operations – Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	% Variance 2020 vs. 2019 Reported	Three Months Ended September 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Measure	$520	$530	(1.9)%	$523	(0.6)%
Predict/Activate	207	216	(4.2)%	216	(4.2)%
Connect Segment	$727	$746	(2.5)%	$739	(1.6)%

Audience Measurement	$613	621	(1.3)%	$623	(1.6)%
Plan/Optimize	223	249	(10.4)%	250	(10.8)%
Media Segment	$836	$870	(3.9)%	$873	(4.2)%
Total	$1,563	$1,616	(3.3)%	$1,612	(3.0)%

Connect Segment Revenues

Revenues decreased 2.5% to $727 million for the three months ended September 30, 2020 from $746 million for the three months ended September 30, 2019, or a decrease of 1.6% on a constant currency basis. Revenues from Measure decreased 1.9% to $520 million, or a decrease of 0.6% on a constant currency basis, reflecting some continued but lessening impact of the COVID-19 pandemic on retail measurement services. Revenues from Predict/Activate decreased 4.2% to $207 million, on a reported and constant currency basis, reflecting the impact of the COVID-19 pandemic, particularly in custom insights, partially offset by the January 2020 acquisition of Precima.

Media Segment Revenues

Revenues decreased 3.9% to $836 million for the three months ended September 30, 2020 from $870 million for the three months ended September 30, 2019, or a decrease of 4.2% on a constant currency basis. Revenues from Audience Measurement decreased 1.3% to $613 million, or a decrease of 1.6% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on sports and non-contracted revenue and ongoing pressure in local television. Plan/Optimize revenues decreased 10.4%, or a decrease of 10.8% on a constant currency basis, primarily reflecting the impact of the COVID-19 pandemic on sports, Gracenote auto and short-cycle revenue.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2020 and 2019, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly titled measures used by others and have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended September 30, 2020
Operating income/(loss)	$10	$226	$(62)	$174
Depreciation and amortization	67	148	2	217
Impairment of goodwill and other long-lived assets	—	8	—	8
Restructuring charges	40	4	6	50
Share-based compensation expense	6	4	7	17
Separation-related costs(1)	1	2	27	30
Other items(2)	—	—	5	5
Non-GAAP Business segment income/(loss)	$124	$392	$(15)	$501

(IN MILLIONS)	Connect	Media	Corporate	Total
Three Months Ended September 30, 2019
Operating income/(loss)	$(964)	$250	$(26)	$(740)
Depreciation and amortization	57	127	2	186
Impairment of goodwill and other long-lived assets	1,004	—	—	1,004
Restructuring charges	8	1	(4)	5
Share-based compensation expense	4	3	6	13
Other items(2)	—	—	8	8
Non-GAAP Business segment income/(loss)	$109	$381	$(14)	$476

(1)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(2)

For the three months ended September 30, 2020, other items primarily consist of business optimization costs and transaction related costs. For the three months ended September 30, 2019, other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs.

(IN MILLIONS)	Three Months Ended September 30, 2020 Reported	Three Months Ended September 30, 2019 Reported	% Variance 2020 vs. 2019 Reported	Three Months Ended September 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$124	$109	13.8%	$105	18.1%
Media	392	381	2.9%	382	2.6%
Corporate and Eliminations	(15)	(14)	NM	(15)	NM
Total Nielsen	$501	$476	5.3%	$472	6.1%

Connect Segment Profitability

Operating income was $10 million for the three months ended September 30, 2020, as compared to operating loss of $964 million for the three months ended September 30, 2019. The increase was primarily driven by the goodwill impairment for the three month ended September 30, 2019, partially offset by the revenue decrease due to the COVID-19 pandemic discussed above, an increase in restructuring charges and an increase in depreciation and amortization expense for the three months ended September 30, 2020. Non-GAAP business segment income increased 18.1% on a constant currency basis.

Media Segment Profitability

Operating income was $226 million for the three months ended September 30, 2020 as compared to $250 million for the three months ended September 30, 2019. The decrease was driven primarily by the revenue decrease due to the COVID-19 pandemic discussed above, an increase in depreciation and amortization expense and restructuring charges, as well as the other long-lived assets impairment for the three months ended September 30, 2020. Non-GAAP business segment income increased 2.6% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $62 million for the three months ended September 30, 2020 as compared to $26 million for the three months ended September 30, 2019. The increase was primarily driven by separation-related costs, partially offset by lower business optimization costs and transaction related costs for the three months ended September 30, 2020.

Results of Operations – Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2020	2019
Revenues	$4,618	$4,807
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,048	2,088
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,417	1,430
Depreciation and amortization	655	550
Impairment of goodwill and other long-lived assets	53	1,004
Restructuring charges	145	52
Operating income/(loss)	300	(317)
Interest income	1	4
Interest expense	(277)	(299)
Foreign currency exchange transaction gains/(losses), net	(6)	(10)
Other income/(expense), net	(5)	2
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	13	(620)
Benefit/(provision) for income taxes	(42)	325
Net income/(loss)	(29)	(295)
Net income/(loss) attributable to noncontrolling interests	12	11
Net income/(loss) attributable to Nielsen shareholders	$(41)	$(306)

Net Income/(Loss) to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(IN MILLIONS)	2020	2019
Net income/(loss) attributable to Nielsen shareholders	$(41)	$(306)
Interest expense, net	276	295
(Benefit)/provision for income taxes	42	(325)
Depreciation and amortization	655	550
EBITDA	932	214
Other non-operating (income)/expense, net	23	19
Restructuring charges	145	52
Impairment of goodwill and other long-lived assets	53	1,004
Share-based compensation expense	44	39
Separation-related costs(1)	91	-
Other items(2)	34	33
Adjusted EBITDA	$1,322	$1,361

(1)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(2)

For the nine months ended September 30, 2020, other items primarily consist of business optimization costs and transaction related costs. For the nine months ended September 30, 2019, other items primarily consists of business optimization costs, including strategic review costs, and transaction related costs.

Consolidated Results for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Revenues decreased 3.9% to $4,618 million for the nine months ended September 30, 2020 from $4,807 million for the nine months ended September 30, 2019, or a decrease of 2.5% on a constant currency basis. Revenues within our Connect segment decreased 5.6%, or a decrease of 3.0% on a constant currency basis. Revenues within our Media segment decreased 2.5%, or a decrease of 2.2% on a constant currency basis. Refer to the “Business Segment Results for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.9% to $2,048 million for the nine months ended September 30, 2020 from $2,088 million for the nine months ended September 30, 2019, or a decrease of 0.6% on a constant currency basis.

Costs within our Connect segment decreased 3.9%, or a decrease of 1.9% on a constant currency basis, primarily due to temporary actions taken in response to the COVID-19 pandemic, our productivity initiatives and lower variable costs associated with lower revenues.

Costs within our Media segment increased 1.5%, or an increase of 1.8% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by temporary actions taken in response to the COVID-19 pandemic and productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 0.9% to $1,417 million for the nine months ended September 30, 2020 from $1,430 million for the nine months ended September 30, 2019, or an increase of 0.5% on a constant currency basis.

Costs within our Connect segment decreased 7.4%, or a decrease of 5.2% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to temporary actions taken in response to the COVID-19 pandemic and the impact of our productivity initiatives.

Costs within our Media segment decreased 9.2%, or a decrease of 8.9% on a constant currency basis. Selling, general and administrative expenses decreased primarily due to temporary actions taken in response to the COVID-19 pandemic and the impact of our productivity initiatives.

Costs within our Corporate segment increased 154.7% on a reported and constant currency basis, primarily due to separation-related costs relating to the separation of our Global Connect business from our Global Media business. These costs include third-party advisor costs, technology and other similar costs associated with separating the businesses and operations.

Depreciation and Amortization

Depreciation and amortization expense was $655 million for the nine months ended September 30, 2020 as compared to $550 million for the nine months ended September 30, 2019. This increase was primarily due to higher depreciation and amortization expense associated with higher capital expenditures, partially offset by lower depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $150 million for the nine months ended September 30, 2020 as compared to $156 million for the nine months ended September 30, 2019.

Impairment of goodwill and other long-lived assets

         We recorded a non-cash charge of $53 million for the impairment of other long-lived assets for the nine months ended September 30, 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses. This charge was primarily recorded within our Media segment.

         We recorded a non-cash charge of $1,004 million for the impairment of goodwill and other long-lived assets for the nine months ended September 30, 2019. This charge was recorded within our Connect segment.

Restructuring Charges

In June 2020, we announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. We expect the plan to be substantially completed in 2020. Cash payments for the severance costs will continue into late 2021.

We recorded $145 million in restructuring charges for the nine months ended September 30, 2020. These charges primarily related to severance costs associated with employee separation packages.

We recorded $52 million in restructuring charges primarily relating to employee severance costs associated with our plans to reduce selling, general and administrative expenses as well as automation initiatives for the nine months ended September 30, 2019.

Operating Income

Operating income for the nine months ended September 30, 2020 was $300 million as compared to operating loss of $317 million for the nine months ended September 30, 2019. Operating loss within our Connect segment was $41 million for the nine months ended September 30, 2020 as compared to $920 million for the nine months ended September 30, 2019. Operating income within our Media segment was $537 million for the nine months ended September 30, 2020 as compared to $701 million for the nine months ended September 30, 2019. Corporate operating expenses were $196 million for the nine months ended September 30, 2020 as compared to $98 million for the nine months ended September 30, 2019. Refer to the “Business Segment Results for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019” section for further discussion of our operating income.

Interest Expense

Interest expense was $277 million for the nine months ended September 30, 2020 as compared to $299 million for the nine months ended September 30, 2019. This decrease was primarily due to lower USD LIBOR senior secured term loan interest rates without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.12 to €1.00 for each of the nine months ended September 30, 2020 and 2019.

We realized net losses of $6 million and $10 million for the nine months ended September 30, 2020 and 2019, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $5 million for the nine months ended September 30, 2020, was primarily related to certain costs incurred in connection with our debt refinancings, as well as the write-off of certain previously deferred financing fees in conjunction with the refinancing, a loss from business disposition and certain non-service related pension transactions, partially offset by a gain on sale from equity method investments.

Other income, net of $2 million for the nine months ended September 30, 2019, was primarily related to certain non-service related pension transactions and, partially offset by the loss from a consolidated business classified as held for sale.

Income Taxes

The effective tax rates before discrete tax items for the nine months ended September 30, 2020 and 2019 were 50% ($7 million tax expense) and 31% ($118 million tax expense), respectively. The tax rate for the nine months ended September 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, BEAT tax, and withholding taxes offset by reversal of valuation allowance related to certain loss carryforwards. The tax rate for the nine months ended September 30, 2019 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns offset by the favorable impact of certain financing activities. For the nine months ended September 30, 2020, the total tax expense was $42 million which includes the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and the tax impact of spin-off related transactions, offset by the favorable impact of releasing certain tax contingencies and other discrete items recognized in the period. For the nine months ended September 30, 2019, the total tax benefit was $325 million which includes the favorable impact of releasing certain tax contingencies and other discrete items recognized in the period.

Adjusted EBITDA

Adjusted EBITDA decreased 2.9% to $1,322 million for the nine months ended September 30, 2020 from $1,361 million for the nine months ended September 30, 2019, a decrease of 1.3% on a constant currency basis. See “Results of Operations – Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	% Variance 2020 vs. 2019 Reported	Nine Months Ended September 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Measure	$1,525	$1,615	(5.6)%	$1,566	(2.6)%
Predict/Activate	604	640	(5.6)%	628	(3.8)%
Connect Segment	$2,129	$2,255	(5.6)%	$2,194	(3.0)%

Audience Measurement	$1,831	$1,848	(0.9)%	$1,843	(0.7)%
Plan/Optimize	658	704	(6.5)%	701	(6.1)%
Media Segment	$2,489	$2,552	(2.5)%	$2,544	(2.2)%
Total	$4,618	$4,807	(3.9)%	$4,738	(2.5)%

Connect Segment Revenues

Revenues decreased 5.6% to $2,129 million for the nine months ended September 30, 2020 from $2,255 million for the nine months ended September 30, 2019, or a decrease of 3.0% on a constant currency basis. Revenues from Measure decreased 5.6% to $1,525 million, or a decrease of 2.6% on a constant currency basis, reflecting some continued but lessening impact of the COVID-19 pandemic on retail measurement services. Revenues from Predict/Activate decreased 5.6% to $604 million, or a decrease of 3.8% on a constant currency basis, reflecting the impact of the COVID-19 pandemic, particularly in custom insights and innovation, partially offset by the January 2020 acquisition of Precima.

Media Segment Revenues

Revenues decreased 2.5% to $2,489 million for the nine months ended September 30, 2020 from $2,552 million for the nine months ended September 30, 2019, or a decrease of 2.2% on a constant currency basis. Revenues from Audience Measurement decreased 0.9%, or a decrease of 0.7% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on sports and non-contracted revenue and ongoing pressure in local television. Plan/Optimize revenues decreased 6.5%, or a decrease of 6.1% on a constant currency basis, primarily reflecting the impact of the COVID-19 pandemic on sports, Gracenote auto and short-cycle revenue.

.

Business Segment Profitability

(IN MILLIONS)	Connect	Media	Corporate	Total
Nine Months Ended September 30, 2020
Operating income/(loss)	$(41)	$537	$(196)	$300
Depreciation and amortization	198	451	6	655
Impairment of goodwill other long-lived assets	4	49	—	53
Restructuring charges	103	30	12	145
Share-based compensation expense	12	12	20	44
Separation-related costs(1)	1	2	88	91
Other items(2)	1	—	33	34
Non-GAAP Business segment income/(loss)	$278	$1,081	$(37)	$1,322

(IN MILLIONS)	Connect	Media	Corporate	Total
Nine Months Ended September 30, 2019
Operating income/(loss)	$(920)	$701	$(98)	$(317)
Depreciation and amortization	167	378	5	550
Impairment of goodwill and other long-lived assets	1,004	—	—	1,004
Restructuring charges	34	11	7	52
Share-based compensation expense	12	9	18	39
Other items(2)	—	—	33	33
Non-GAAP Business segment income/(loss)	$297	$1,099	$(35)	$1,361

(1)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(2)

Other Items primarily consists of business optimization costs and transaction related costs for the nine months ended September 30, 2020. Other Items primarily consists of business optimization costs, including strategic review costs, and transaction related costs for the nine months ended September 30, 2019.

(IN MILLIONS)	Nine Months Ended September 30, 2020 Reported	Nine Months Ended September 30, 2019 Reported	% Variance 2020 vs. 2019 Reported	Nine Months Ended September 30, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$278	$297	(6.4)%	$278	(0.0)%
Media	1,081	1,099	(1.6)%	1,098	(1.5)%
Corporate and Eliminations	(37)	(35)	NM	(36)	NM
Total Nielsen	$1,322	$1,361	(2.9)%	$1,340	(1.3)%

Connect Segment Profitability

Operating loss was $41 million for the nine months ended September 30, 2020 as compared to $920 million of operating loss for the nine months ended September 30, 2019. The increase was primarily driven by the goodwill impairment for the nine month ended September 30, 2019, partially offset by the revenue decrease due to the COVID-19 pandemic discussed above, an increase in restructuring charges and an increase in depreciation and amortization expense for the nine months ended September 30, 2020. Non-GAAP business segment income was flat on a constant currency basis.

Media Segment Profitability

Operating income was $537 million for the nine months ended September 30, 2020 as compared to $701 million for the nine months ended September 30, 2019. The decrease was driven primarily by the revenue decrease due to the COVID-19 pandemic discussed above, higher depreciation and amortization expense, higher restructuring charges and the impairment of other long-lived assets for the nine months ended September 30, 2020. Non-GAAP business segment income decreased 1.5% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $196 million for the nine months ended September 30, 2020 as compared to $98 million for the nine months ended September 30, 2019. The increase was driven primarily by separation-related costs for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Overview

Cash flows from operations were $662 million for the nine months ended September 30, 2020 as compared to $596 million for the nine months ended September 30, 2019, an increase of $66 million primarily due to working capital timing and lower income tax payments and interest payments, partially offset by the Adjusted EBITDA performance discussed above and higher employee annual incentive payments.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2020 and 2019:

(IN MILLIONS)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash from operating activities	$662	$596
Cash and cash equivalents	$2,250	$389
Availability under revolving credit facility	$833	$645

Of the $2,250 million in cash and cash equivalents, approximately $473 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations. See “Debenture Loans” below for the increase in cash and cash equivalents as of September 30, 2020.

The below table illustrates our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Weighted average interest rate	4.25%	4.52%
Cash paid for interest, net of amounts capitalized (in millions)	$246	$250

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

Senior Secured Credit Facilities

Term Loan Facilities

         In June 2020, we entered into a Credit Agreement (the “Credit Agreement”) that provides for: (i) a new dollar term loan facility, the “Dollar Term B-5 Loans” having commitments in an aggregate principal amount of $550 million and (ii) a new euro term loan facility, the “Euro Term B-3 Loans” in an aggregate principal amount of €420 million. On June 4, 2020, we borrowed the full amount of the Dollar Term B-5 Loans and the Euro Term B-3 Loans.

          The proceeds of the Dollar Term B-5 Loans and Euro Term B-3 Loans were used to redeem all of the $800 million outstanding aggregate principal amount of the 4.500% Notes due 2020 and redeem $200 million of the $625 million outstanding aggregate principal amount of our 5.500% Senior Notes due 2021. The partial redemption of the 5.500% Notes resulted in $425 million aggregate principal amount of 2021 Notes remaining outstanding.

           The Dollar Term B-5 Loans and the Euro Term B-3 Loans will mature in full on the earlier of (i) June 4, 2025 and (ii) if the existing Class B Term Loans incurred pursuant to and as defined in the Fifth Amended and Restated Credit Agreement, dated as of June 29, 2018 (the “Existing Credit Agreement”) have not been repaid or refinanced (subject to additional limitations in the Credit Agreement) on or prior to the date that is 91 days prior to October 4, 2023, on October 4, 2023.

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

          We wrote-off certain previously deferred financing fees of $1 million associated with the June 2020 debt refinancing and capitalized certain fees in connection with the refinancing of $9 million.

         In July, 2020, we entered into Amendment No. 1 (“Amendment No. 1”), relating to its Credit Agreement, dated as of June 4, 2020. Pursuant to Amendment No. 1, we incurred new Euro Term B-3 Loans in an aggregate principal amount of €240 million (the “Incremental Euro Term B-3 Loans”), thereby increasing the outstanding amount of existing Euro Term B-3 Loans under the 2020 Credit Agreement to approximately €660 million. The proceeds of the Incremental Euro Term B-3 Loans were used by us to prepay the €545 million Senior secured term loan due 2023 under the Existing Credit Agreement in an aggregate principal amount of €240 million and all accrued interest and expenses.

          The Incremental Euro Term B-3 Loans are subject to the same terms, maturity date and interest rate as the existing Euro Term B-3 Loans. The Incremental Euro Term B-3 Loans are subject to customary affirmative and negative covenants and events of default.

          In July, 2020, we entered into the Sixth Amended and Restated Credit Agreement (the “Amendment Agreement”) amending and restating the Existing Credit Agreement. The modifications in the agreement primarily conform the covenants and certain other terms to the terms of the 2020 Credit Agreement. The amended agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by us.

          We wrote-off certain previously deferred financing fees and incurred new fees as part of the July financings of $3 million and capitalized certain fees in connection with the July financings of $5 million.

Debenture Loans

          In September, 2020, we issued $1 billion aggregate principal amount of 5.625% Senior Notes due 2028 (the “2028 Notes”), which mature on October 1, 2028 at par and $750 million aggregate principal amount of its 5.875% Senior Notes due 2030 (the “2030 Notes” and together with the 2028 Notes, the “Notes”), which mature on October 1, 2030 at par. We capitalized certain fees in connection with the refinancing of $27 million.

          We will pay interest on the 2028 Notes at a rate of 5.625% per annum and on the 2030 Notes at a rate of 5.875% per annum, in each case semiannually on the interest payment dates provided in the applicable Indenture.

          Concurrent with this issuance we called for partial redemption of $275 million of the $425 million outstanding aggregate principal amount of the 5.500% Senior Notes due 2021  (the “2021 Notes”) effective October 9, 2020, $725 million of the $2,300 million outstanding aggregate principal amount of the 5.000% Senior Notes due 2022 effective October 9, 2020 and $750 million of the $2,300 million outstanding aggregate principal amount of the 5.000% senior notes due 2022 (the “2022 Notes”) effective October 10, 2020 at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the partial redemption date.  The partial redemption is expected to result in $150 million aggregate principal amount of 2021 Notes and $825 million aggregate principal amount of 2022 Notes remaining outstanding. The portion of the 2021 Notes and the 2022 Notes to be partially redeemed during October 2020 are presented within the current portion of long-term debt, finance lease obligations and short-term borrowings within the condensed consolidated balance sheet as of September 30, 2020.  The proceeds from the 2028 Notes and 2030 Notes were primarily held in money market funds and included within cash and cash equivalents within the condensed consolidated balance sheet as of September 30, 2020.  The funds will be utilized for the $275 million partial redemption of the 5.5000% 2021 Notes and $1,475 million partial redemption of the 5.000% 2022 Notes.

Subsequent Events:

          In October 2020 we redeemed $275 million of the $425 million outstanding aggregate principal amount of the 5.500% senior notes due 2021 and $1,475 million of the $2,300 million outstanding aggregate principal amount of its 5.000% senior notes due 2022, plus accrued and unpaid interest thereon to, but excluding, the partial redemption date. The partial redemption of the redeemed notes resulted in $150 million aggregate principal amount of 2021 Notes and $825 million aggregate principal amount of 2022 Notes remaining outstanding. The redemption of the 2021 Notes and 2022 Notes will result in a pre-tax charge of $4 million in the fourth quarter of 2020.

Financial Debt Covenants Attributable to The Nielsen Company B.V.

The Amendment Agreement contains a financial covenant consisting of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amendment Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amendment Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Amendment Agreement unless waived by our senior credit lenders. An event of default under our Amendment Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amendment Agreement and this covenant are material to us. As of September 30, 2020, we were in full compliance with the financial covenant described above.

Revolving Credit Facility

The Amendment Agreement contains a senior secured revolving credit facility with aggregate revolving credit commitments of $850 million and a final maturity of April 2023 under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans.

The senior secured revolving credit facility is provided under the Amendment Agreement and so contains covenants and restrictions as noted above with respect to the Amendment Agreement. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Amendment Agreement.

As of September 30, 2020 and 2019, we had zero and $190 million borrowings outstanding and had outstanding letters of credit of $17 million and $15 million, respectively. As of September 30, 2020, we had $833 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy which was adopted by our Board of Directors ("Board") in 2013. Under this plan we have paid $64 million and $373 million in cash dividends during the years ended September 30, 2020 and 2019, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2019 and the nine months ended September 30, 2020.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06

On October 27, 2020, our Board of Directors declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on December 3, 2020 to shareholders of record at the close of business on November 19, 2020.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted us on August 6, 2015 and which has been extended by the authority approved by Nielsen's shareholders at its annual general meeting held on May 12, 2020 (which authority will expire on May 12, 2025).

As of September 30, 2020, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the nine months ended September 30, 2020.

Cash Flows

Operating activities. Net cash provided by operating activities was $662 million for the nine months ended September 30, 2020, as compared to $596 million for the nine months ended September 30, 2019. This increase in net cash provided in operating activities was primarily due to working capital timing and lower income tax payments and interest payments, partially offset by the Adjusted EBITDA performance discussed above and higher employee annual incentive payments. Our key collections performance measure, days billing outstanding (DBO), increased by 2 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $365 million for the nine months ended September 30, 2020, as compared to $422 million for the nine months ended September 30, 2019. The primary drivers for the decrease was lower acquisition payments and an increase in proceeds from the sale of two equity method investments and a business disposition during the nine months ended September 30, 2020 as compared to the same period for 2019.

Financing activities. Net cash provided by financing activities was $1,516 million for the nine months ended September 30, 2020 as compared to net cash used in financing activities of $290 million for the nine months ended September 30, 2019. The increase in net cash provided by financing activities was primarily due to the net proceeds from debt issuances and repayments and the decrease in cash dividends, as described in “Dividends and Share Repurchase Program”, partially offset by lower net borrowings from the revolving credit facility compared to the same period for 2019. In October 2020 we utilized cash provided by financing activities to redeem $275 million of the $425 million outstanding aggregate principal amount of the 5.500% senior notes due 2021 and $1,475 million of the $2,300 million outstanding aggregate principal amount of its 5.000% senior notes due 2022, plus accrued and unpaid interest thereon to, but excluding, the partial redemption date.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $345 million for the nine months ended September 30, 2020 as compared to $342 million for the nine months ended September 30, 2019.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 40% of our revenues and 39% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2020. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $6 million annually, with an immaterial impact on our profitability.

We recorded a net loss of $3 million and zero income/loss for the nine months ended September 30, 2020 and 2019, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations.  As of September 30, 2020 and December 31, 2019, the notional amounts of outstanding foreign currency derivative financial instruments were $77 million and $125 million, respectively.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2020:

	U.S. Dollar	Euro	Other Currencies
Revenues	60%	11%	29%
Operating costs	61%	10%	29%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2020, we had $4,943 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,550 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $34 million ($49 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

I PART II. OTHER INFORMATION

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 other than as set forth below, which, along with the Risk Factors previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

Our pending sale of the Global Connect business to affiliates of Advent International Corporation is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.  Failure to complete the transaction with Advent could have a material and adverse effect on us.  Even if completed, the sale of Global Connect may not achieve the intended benefits.

On October 31, 2020, we entered into an agreement to sell our Global Connect business to affiliates of Advent International Corporation (the “Transaction”).  The Transaction, which is targeted for completion in the second quarter of 2021, is subject to a number of conditions, including the approval by Nielsen’s shareholders, regulatory approvals, consultation with the works council and other customary closing conditions; and it is expected to close in the second quarter of 2021.  We and Advent may be unable to satisfy such conditions to the closing of the Transaction in a timely manner or at all and, accordingly, the Transaction may be delayed or may not be completed.  Failure to complete the Transaction could have a material and adverse effect on us, including by delaying our strategic and other objectives relating to the separation of the Global Connect business and adversely affecting our plans to use the proceeds from the Transaction to reduce debt.  Even if the Transaction is consummated, we may not realize some or all of the expected benefits  For example, we may be unable to utilize the proceeds from the Transaction as anticipated or capture the value we expect from our plans to reduce debt.

Whether or not the Transaction is completed, the announcement and pendency of the Transaction may be disruptive to our businesses (including our Global Connect business) and may adversely affect our existing relationships with current and prospective employees and business partners. Uncertainties related to the pending Transaction may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from its day-to-day business and operations in preparation for and during the Transaction. If we are unable to effectively manage these risks, the business, results of operations, financial condition and prospects of our businesses would be adversely affected. This may in turn adversely affect our results of operations and financial condition and the trading price of our ordinary shares if the Transaction is not completed.

If the Transaction is completed, Nielsen will be a smaller, less diversified company than as it exists today.

The Transaction will result in Nielsen being a smaller, less diversified company with more limited businesses concentrated in its areas of focus.  For example, following the Transaction, Nielsen will be significantly more reliant on our remaining business segments.  As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operation.  The diversification of revenues, costs and cash flows will diminish as a result of the Transaction, such that Nielsen’s results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility and its ability to fund capital expenditures, investments and service debt may be diminished.  If the Transaction is completed, we will incur ongoing costs and retain certain legal claims that were previous allocated to the Global Connect business.  Those costs may exceed our estimate or could diminish the benefits we expect to realize from the Transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended September 30, 2020.

Purchases of Equity Securities by the Issuer

There were no share repurchases for the three months ended September 30, 2020.

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

Exhibit Number	Description of Exhibits

4.1	Indenture, dated September 24, 2020, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee.

4.2

Indenture, dated September 24, 2020, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings plc filed on September 24, 2020 (File No. 001-35042)).

4.3	Form of 5.625% Senior Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K of Nielsen Holdings plc filed on September 24, 2020 (File No. 001-35042)).

4.4	Form of 5.875% Senior Note due 2030 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K of Nielsen Holdings plc filed on September 24, 2020 (File No. 001-35042)).

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2020 and 2019 (Unaudited), and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: November 2, 2020	/s/ Christopher Taft
Christopher Taft Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)