Form 10-K
period 2020-12-31
Nielsen Holdings plc
filed 2021-02-25
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Address of principal executive offices) (Zip Code)(Registrant's telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2020, the last business day our most recently completed second fiscal quarter, was $5,295 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $14.86 per share.

There were 357,791,561 shares of the registrant’s Common Stock outstanding as of January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2021 annual general meeting of shareholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Background and Business Overview

We are a leading global measurement and data analytics company that provides the most complete and trusted view available of consumers and markets worldwide. We provide clients with a comprehensive understanding of consumers’ media consumption and buying behavior and how those choices intersect. We deliver critical media and marketing information and analytics. We also provide manufacturer and retailer data and analytics about what and where consumers purchase. Our measurement and analytical services help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have operations in over 90 countries, covering approximately 80% of the world's population. We have significant investments in resources and associates all over the world, including in many emerging markets, and hold leading market positions in many of our services and geographies. Based on the strength of the Nielsen brand, our scale and the breadth and depth of our solutions, we believe we are the global leader in measuring and analyzing consumer behavior in the segments in which we operate.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For nearly a century, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumers. In January 2011, we consummated an initial public offering of our common stock and our shares started trading on the New York Stock Exchange under the symbol “NLSN”. On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publicly traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger.

Prior to February 2019, we were aligned into two reporting segments: what consumers buy (“Buy”) and what consumers read, watch and listen to (“Watch”). In February 2019, we realigned our business segments from Buy and Watch to Nielsen Global Connect (“Connect”) and Nielsen Global Media (“Media”). Each segment operates as a complete unit—from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. Our Connect and Media segments are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. Our segments each consist of two product categories: Audience Measurement and Plan / Optimize in Media and Measure and Predict / Activate in Connect.  These categories are based on our core measurement platforms in both Media and Connect, while Plan / Optimize and  Predict / Activate are designed to build on our measurement capabilities to enhance client decision-making. These changes better align our external view to our go-forward internal view. Our reportable segments are stated on the new basis and such changes were applied retrospectively. The impact of these changes did not have a material impact on our consolidated financial statements or segment results.

We help our clients enhance their interactions with consumers and make critical business decisions that we believe positively affect their sales and profitability. Our data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflow. Our long-term client relationships are made up largely of multi-year contracts and high contract renewal rates. The average length of relationship with our top ten clients, which include NBC Universal/ Comcast Corporation, The Coca-Cola Company, Nestle S.A., The Procter & Gamble Company and CBS, is more than 30 years. Typically, before the start of each year, more than 70% of our annual revenue has been committed under contracts in our combined Media and Connect segments.

Our Media segment provides viewership and listening data and analytics primarily to media publishers and marketers and their advertising agencies for television, radio and digital viewing and listening platforms. Our Media data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our marketer and advertiser agency clients to plan and optimize their spending. By connecting clients to audiences, we fuel the media industry with the most accurate understanding of what people listen to and watch. We believe that only Nielsen provides a fair playing field for the business of media, under our unique approach AUDIENCE IS EVERYTHING™.

According to ZenithOptimedia, a leading global media services agency, total global spending on advertising, including Linear TV, print, radio, out-of-home, cinema, and digital (i.e., search, online video, social media, and mobile platforms) is projected to reach $620 billion by 2021. In our Media segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace. According to eMarketer, U.S. TV ad spending is expected to have been $60 billion in 2020. Including the U.S., our technology is used to measure television viewing in 34 countries. We also measure markets that account for approximately 70% of global TV ad spend and offer measurement and analytic services in 57 countries, including the U.S., where we are the market leader. Our digital ratings are used by 23 of the top 25 Global Advertisers for digital campaigns to help determine the value of advertising in the premium Digital Video Marketplace. According to eMarketer, U.S. Digital ad revenues rose to approximately $129 billion in 2019. Lastly our ratings are also the primary metrics used to determine the value of programming and advertising in the U.S. radio advertising marketplace.  According to eMarketer, U.S. Radio ad spend is expected to be $10.4 billion in 2020. Our Media segment represented approximately 53% of our consolidated revenue in 2020.

Our Connect segment provides measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and analytical services to businesses in the consumer packaged goods (“CPG”) industry. According to Deloitte, the aggregate retail revenue of the Top 250 global retailers approached $4.7 trillion in 2018.  Our Connect services also enable our clients to better manage their brands, uncover new sources of demand, manage their supply chain issues, launch and grow new services, analyze their sales, drive merchandising efficiency and effectiveness in-store and improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Our broad coverage focuses not only on this modern class of global retailer but also the thousands of traditional trade retailers that have significant presence in emerging markets. Within our Connect segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States (“U.S.”), Canada, Western Europe, Japan, South Korea and Australia while emerging markets primarily include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia. Our Connect segment represented approximately 47% of our consolidated revenues in 2020.

On October 31, 2020, Nielsen entered into an agreement (the “Connect Sale Agreement”) to sell its Global Connect business to affiliates of Advent International Corporation (the “Proposed Connect Transaction”), for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that will own the Global Connect business (the “Connect Warrant”). The Proposed Connect Transaction was unanimously approved by the Company’s Board of Directors and was approved by the Company’s shareholders at a special meeting on February 11, 2021. The Proposed Connect Transaction is subject to regulatory approvals, consultation with the works council and other customary closing conditions; and the Proposed Connect Transaction is expected to close in the next 90 days. Nielsen expects the Proposed Connect Transaction to result in the Global Connect segment being reported on a discontinued operations basis in the first quarter of 2021.

          Pursuant to the Connect Sale Agreement, Nielsen will enter into certain ancillary agreements at the closing of the Connect Sale pursuant to which, among other things, Nielsen and Advent will (i) provide certain transitional services to each other for periods of up to 24 months following the closing, and (ii) grant each other reciprocal licenses for certain data and corresponding services relating to that data for periods of up to five years following the closing.

          The Connect Sale Agreement contains customary representations, warranties and covenants by each party that are subject, in some cases, to specified exceptions and qualifications contained in the stock purchase agreement.

Services and Solutions

Nielsen Global Media

Our Media segment provides viewership and listening data and analytics primarily to media publishers and marketers and their advertising agencies for television, radio and digital viewing and listening platforms. For the year ended December 31, 2020, revenues from our Media segment represented approximately 53% of our consolidated revenues. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 80% of the segment’s revenue base for the upcoming year is committed under existing agreements. Our top five clients represented approximately 15% of segment revenues for the year ended December 31, 2020 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Media segment revenues in 2020.

Our Media segment consists of two major product categories: Audience Measurement and Plan / Optimize.  Within those major product offerings, we have aligned our offerings around three essential solutions:  Audience Measurement, Audience Outcomes and Gracenote Content Services.  Audience Outcomes and Gracenote Content Services are within Plan / Optimize. Beginning in 2021, we will refer to Plan / Optimize as Outcomes & Content.

Audience Measurement

Nielsen Cross-Media Measurement

As audiences move seamlessly between linear, streaming and digital, advertisers are demanding a single, duplicated view of their audiences across all platforms and mediums. Concurrently, publishers want to provide more ad options for buyers and improve the overall viewer experience. In December 2020, we announced its plans to launch a single, cross-media solution to drive more comparable and comprehensive metrics across platforms. Our transformative cross-media solution, called Nielsen ONE, will evolve the current metrics that underpin the more than $100 billion video advertising ecosystem using a phased approach. We plan to launch its single measurement solution beginning in fourth-quarter 2022 with the intention to fully transition the industry to cross-media metrics by the Fall 2024 season.

          With Nielsen ONE, advertisers and publishers will be able to transact using a single metric across linear and digital that is trusted, independent and standardized across the industry. With a single, deduplicated number, marketers will have visibility into total video consumption regardless of platform or device. Marketers will also benefit from a better understanding of unique audiences, the ability to better understand frequency and reduce double counting, inflated metrics and advertising waste.  Nielsen ONE will also underpin our outcomes solutions, thus enabling the industry to optimize media plans and maximize performance across platforms.

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

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the Average Commercial Minute (ACM) ratings, which is a measure of how many people watch commercials during live and time-shifted viewing, through 3 days ("C3"), 7 days ("C7"), and up to 35 days (“C35”). The C3 and C7 ratings are the primary metrics for buying and selling advertising on national broadcast television.  With the announcement of Nielsen ONE, we will launch our single measurement solution beginning in fourth-quarter 2022 with the intention to fully transition the industry to cross-media metrics by the Fall 2024 season.

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

     Since 2010, Nielsen has been providing innovative census measurement in cooperation with third party data enrichment providers such as Facebook. Digital Ad Ratings provides age and gender audience demographics, with key metrics such as reach, frequency, Gross Rating Points (“GRP”) and on-target percentage. Our digital content metrics are consistent with TV and cover audience metrics such as reach and average audience, views, time spent and frequency.

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

Addressable TV Measurement

Industry trends support the growing demand for addressable measurement at scale across publishers and advertisers as media buyers look to engage with viewers in live, linear, on-demand and streaming environments. With the widespread adoption of connected TVs and advertising technology in place, the insertion of addressable ads in linear broadcast feeds continues to gain momentum. This allows advertisers to target specific audiences in live television. The addition of addressable to National TV measurement will help unlock new value and flexibility for publishers and advertisers to insert addressable ads in any commercial minute they choose. Through Nielsen’s measurement of both targeted and linear audiences, advertisers can better monetize advertising impressions without risking measurement of linear audiences.

Combined, Nielsen’s Advanced Video Advertising footprint and the integration of set top box data insights from DIRECTV, DISH, and Project OAR will expand the National TV panel to millions of U.S. homes offering greater demographic representation, higher quality and more actionable insights for better decision making. Nielsen will calibrate tune-in and exposure data from MVPDs and smart TV OEMs against its gold-standard panel to correct for bias and deliver robust persons-level data for more granular and stable measurement. With reconciled metrics from Nielsen, the industry can now transact on and better monetize all advertising impressions and further drive adoption of addressable advertising.

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

By unlocking addressable inventory, we believe media sellers will enable maximum delivery of return on investment (“ROI”) to advertisers across both linear and addressable TV impressions. Programmers should be able to establish whether certain addressable ad loads are open to single or multiple advertisers, and manage campaign pacing. Our open and flexible approach is intended to also allow brands and agencies to ingest various third-party data sets to create target audiences, upload ad creative and manage ad budgets, pricing, pacing and frequency capping through the platform.

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

Plan / Optimize

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

Nielsen Media Impact is an omni-channel planning system, providing insights about target audiences across platforms and devices, to optimize media plans to achieve advertising campaign objectives.  Nielsen Media Impact is a tool for understanding how various media can be used together most effectively in a media plan to achieve reach, frequency and brand or sales KPIs. With Media Impact, clients can plan across the media consumers are utilizing the most, reach the right consumers and find cost efficiencies to improve their ROI. In the U.S., Nielsen Media Impact is fueled by Total Media Fusion, a granular, comprehensive data set of audiences and media behaviors across TV, SVOD, TV connected device, ad supported ctv, digital, radio and print, designed specifically for media planning and analytics.  Nielsen Media Impact is a tool for media agencies, advertisers and media owners and is currently available in 11 international markets, with more planned for 2021. Local Nielsen Media Impact, a local planning system, is available in 44 markets within the U.S. Local Nielsen Media Impact utilizes Local Media Fusion, a respondent level data set of audiences and media behaviors across TV, radio and digital at the local market level.

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

         Marketing Effectiveness

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

Activation

We offer over 25,000 syndicated segments representing different demographics, psychographics, media consumption and buying behavior along with thousands of additional custom segments.  From top funnel insights, describing demographics, economic and job related parameters, to mid funnel insights describing content that viewers have expressed interest in, such as TV shows watched, restaurants dined at, stores shopped to insights on expressed intent.  These audiences describe individuals with high propensity of exhibiting future behaviors such as purchasing a specific car model, a financial product, airline tickets, and more.

We enable these segments in a vast array of buying platforms currently connected to Nielsen’s Data Management Platform.  The Nielsen Marketing Cloud is Nielsen’s platform for the custom creation of audiences and activation of those audiences for campaign delivery.  The Nielsen Marketing Cloud empowers brands, agencies and media companies to connect more deeply with customers by combining Nielsen’s world-class data, analytics, media planning, marketing activation and data management platform capabilities in a single cloud platform.

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

Gracenote Content Services

Gracenote, a Nielsen company, is a leading entertainment data and technology provider. At its core, Gracenote helps connect people with digital entertainment. Its deep descriptive metadata across music, video and sports helps power advanced navigation, search and discovery experiences for media companies, consumer electronics manufacturers, automakers, cable and satellite TV operators and OTT services.

Gracenote’s best-in-class metadata, services and technologies let customers make media more accessible to and discoverable by audiences across all platforms, products and services. Applying a balance of AI-powered techniques and human editors, Gracenote creates, collects, normalizes and intelligently organizes the world’s entertainment data across TV shows, movies, celebrities, sports, teams, athletes, artists, albums and tracks. Its global entertainment data portfolio features descriptions of more than 100 million music tracks, TV listings across 87 countries plus factual data and imagery for tens of millions of video programs, as well as statistics across more than 70 sports and 300,000 games each year (pre Covid-19 pandemic). Additionally, Gracenote powers the infotainment experience in more than 120 million automobiles around the world.

Nielsen Global Connect

Our Connect segment provides retail transactional measurement data, consumer behavior information and analytics primarily to           consumer packaged goods manufacturers and retailers with accurate, actionable information and a complete picture of the complex and changing marketplace that brands need to innovate and grow their businesses. It also provides data and builds tools that use predictive models to turn observations in the marketplace into business decisions and winning solutions. The business's data and insights, combined with the only open, cloud native measurement and analytics platform that democratizes the power of data, continue to provide an essential foundation that make markets possible in the rapidly evolving world of commerce. Within our Connect segment, in 2020, 66% of revenues came from Developed markets and 34% came from Emerging markets. For the year ended December 31, 2020, revenues from our Connect segment represented approximately 47% of our consolidated revenues. This segment has historically generated revenue streams that are characterized by multi-year contracts, client diversity and high contract renewal rates. At the beginning of each year, approximately 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five segment clients represented approximately 14% of our segment revenues for the year ended December 31, 2020 and the average length of relationship with these same clients is over 30 years. No single client accounted for 5% or more of our Connect segment revenues in 2020.

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

To help our clients meet these challenges, we developed the Connect platform to link Connect’s data with powerful analytics that drive built-in applications. With these applications, clients can see how they are performing against competitors, measure internal objectives across products and markets, test how marketing moves may affect sales and schedule improvements to their workflow, all made possible by the platform’s defining characteristics:

•	Open: The Connect platform integrates data from any source, extracts data to be used in other systems and keeps Connect’s team connected and in-synch.
•	Simple: Intuitive design and alerts makes the platform simple to use while focusing on the user’s key performance indicators.
•	Flexible: Utilities in the platform allow clients to enrich data, produce customized views and plug in their own tools and applications.
•

Actionable: The Connect platform supports an ecosystem of applications developed by Nielsen and partners so that clients can focus on execution. Guided workflows make collaboration across teams quicker and smoother.

This allows Connect to provide clients “one truth” through integrated data, access to analytics that inform everyday decisions and valuable consumer insights across all channels of trade, resulting in profitable growth.

Connect’s analytical solutions allow clients to identify consumer demands, improve workflow, manage their supply chain, drive merchandising effectiveness and identify operational efficiencies, making their marketing expenses, like pricing and promotion, more efficient and effective.

     Connect provides these trusted technology-driven products and services to over 20,000 clients:

          Retail Measurement

          Connect combines detailed sales data with online and offline partner data, in-house expertise and the latest technology to produce the most accurate view of the marketplace. Clients across nearly every retail industry use Connect’s information and insights  to make manufacturing, marketing, distribution and sales decisions.

          Consumer Panel Measurement

          Connect’s consumer panels collect data from more than 250,000 household panelists across 24 countries, using a combination of in-home scanners and mobile applications to record purchases and to help its clients understand consumer purchasing trends.

         Analytics

          Connect’s Connect platform provides a growing selection of automated consumer intelligence and actionable insights that help clients identify unmet consumer needs, improve workflow and make smarter decisions throughout their development and marketing cycles.

          Loyalty

          A global leader in loyalty data processing, Connect allows its retail clients to understand and act on consumer data sets. Connect’s technology also allows retailers to easily share customer data and analytics with their manufacturer partners for mutual growth.

          Advisory Services

          Connect provides its clients with a suite of customized research services as well as consumer and industry studies to better understand consumer attitudes and purchasing behavior, to elevate and understand why marketing campaigns succeed or fail, and to address issues such as promotion, pricing and marketing mix.

          Connect has two major product offerings: Measure and Predict/Activate. The Measure product offering consists of Connect’s Retail Measurement and Consumer Panel Measurement products, and the Predict/Activate product offerings includes Analytics, Loyalty and Advisory Services products.

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

Global Scale and Brand. We provide a breadth of information and insights about consumers covering approximately 90 percent of all population and GDP globally.  In our Media segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace. According to eMarketer, U.S. TV ad spend is expected to be $60 billion in 2020. In our Connect segment, we track billions of sales transactions per month in retail outlets in more than 90 markets around the world. We also have approximately 250,000 household panelists across 24 countries. We believe our footprint, independence, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expand. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Media segment, our client base includes leading broadcast, radio, cable and internet companies such as CBS, Discovery Inc., Disney/ABC/Fox, Facebook, Google, Microsoft, NBC Universal/Comcast, Fox Corporation, Time Warner, Univision and Yahoo!; leading advertising agencies such as WPP, IPG, Omnicom, and Publicis; leading telecom companies such as AT&T, Verizon, and Sprint; and leading automotive companies such as Ford, Toyota and Renault. In our Connect segment, our clients include the largest CPG and merchandising companies in the world such as The Coca-Cola Company, Nestle S.A., and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Tesco, and Walmart. The average length of relationship with our top 10 clients across both our Media and Connect segments is more than 30 years. In addition, due to our growing presence in emerging markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

Enhanced Data Assets and Measurement Science. Our extensive portfolio of transactional and consumer behavioral data across our Media and Connect segments enables us to provide critical information to our clients. For decades, we have employed advanced measurement methodologies that yield statistically accurate information about consumer behavior while having due regard for their privacy. Our particular expertise in panel measurement includes a proven methodology to create statistically accurate research insights that are statistically representative of designated audiences. This expertise is a distinct advantage as we extrapolate more precise insights from emerging large-scale census databases to provide greater granularity and segmentation for our clients. We continue to enhance our core competency in measurement science by improving research approaches and investing in new methodologies. We have also invested significantly in our data architecture to enable the integration of distinct large-scale census data sets including those owned by third parties. We believe that our expertise, established standards and increasingly granular and comprehensive data assets provide us with a distinct advantage as we deliver more precise insights to our clients.

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends across our Media and Connect businesses.

In Media, as audiences move seamlessly between linear, streaming and digital, advertisers are demanding a single, deduplicated view of their audiences across all platforms and mediums. Concurrently, publishers want to provide more ad options for buyers and improve the overall viewer experience. In December 2020, Nielsen announced its plans to launch a single, cross-media solution to drive more comparable and comprehensive metrics across platforms. Nielsen’s transformative cross-media solution, called Nielsen ONE, will evolve the current metrics that underpin the more than $100 billion video advertising ecosystem using a phased approach. The Company plans to launch its single measurement solution beginning in fourth-quarter 2022 with the intention to fully transition the industry to cross-media metrics by the Fall 2024 season.

          With Nielsen ONE, advertisers and publishers will be able to transact using a single metric across linear and digital that is trusted, independent and standardized across the industry.

With a single, deduplicated number, marketers will have visibility into total video consumption regardless of platform or device. Marketers will also benefit from a better understanding of unique audiences, the ability to better understand frequency and reduce double counting, inflated metrics and advertising waste. Nielsen ONE will also underpin our outcomes solutions, thus enabling the industry to optimize media plans and maximize performance across platforms.

Nielsen is also incorporating large census-level data into all of its services and products.  We have been using Return Path Data in different areas of Nielsen over the last five years, for example, in Digital Ad Ratings along with our marketing effectiveness/ROI services.  Nielsen has incorporated Return Path Data for Local Television in 164 local markets, as well as the inclusion of PPM in 44 markets. This resulted in the retirement of the use of paper diaries for TV audience measurement in 2018. In 2019 Nielsen completed a multi-year effort to transform local TV measurement in all 208 markets. Due to the significant deficiencies in this data, Nielsen’s Data Science teams have created a number of statistical models to correct for all of the limitations of this data, including how to calibrate and validate against it which enables us to continue to produce quality person’s based ratings for the marketplace.

     On the planning side, Nielsen Media Impact, a state of the art cross media planning system that integrates reach, audience segments and effectiveness data, which provides the analytics capability tied to our audience measurement data to enable buyers and sellers to more effectively transact on advertising sales.  It helps agencies, media owners, and advertisers to better plan     and optimize the value of their media investments. The fuel for Media Impact is Nielsen Total Media Fusion, a respondent level planning dataset designed specifically for media planning and analytics.

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

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading services that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with various leading technology partners and providers, which allows for greater quality in client offerings and efficiency in our global operations.

Industry Trends

We believe companies, including our clients, require an increasing amount of data and analytics to set strategy and direct operations. This has resulted in a large market for business information and insight which we believe will continue to grow. Our clients are predominantly media, advertising and CPG companies in the large and growing markets, and we are focused on expanding into other verticals in the Media segment. We believe that significant economic, technological, demographic and competitive trends facing consumers and our clients will provide a competitive advantage to our business and enable us to capture a greater share of our significant market opportunity. We may not be able to realize these opportunities if these trends do not continue or if we are otherwise unable to execute our strategies. See “Risk Factors – Risks Related to Our Business and Industry - We may be unable to adapt to significant technological changes which could adversely affect our business” and “Risk Factors – Risks Related to Operating a Global Business- Our international operations are exposed to risks which could impede growth in the future.”

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. Shifts in consumer behavior accelerated during the global Covid-19 pandemic due to stay at home orders in many markets around the world. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted, from in-home to out-of-home, and Video On Demand/Subscription Video On Demand. We believe our distinct ability to provide independent cross-media audience measurement and metrics helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

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

Consumers are looking for greater value. When it comes to the products consumers choose to buy, the consideration set has grown. Access to information and technology have transformed the way brands can build trust with and appeal to consumers, as exemplified by the rise in omnichannel shopping and the demand for personalized shopper experiences. Today, consumers desire products that meet very specific needs. This increased focus on product attributes is causing manufacturers, retailers and media companies to re-evaluate brand positioning, value propositions and factors that drive loyalty. We believe that companies will increasingly look to our broad range of consumer purchasing insights and analytics to more precisely and effectively measure consumer behavior and target their products and marketing offers to meet the right combination of needs.

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

Nielsen Global Media

          Nielsen Global Media’s growth strategy centers around our three strategic pillars: Audience Measurement, Audience Outcomes and Gracenote Content Services.

Continue to develop innovative services

We intend to continue evolving our service portfolio to provide our clients with comprehensive and advanced solutions. In Nielsen Global Media, we are focused on driving new growth from new solutions across all of our end markets. For example, in Audience Measurement, we are transforming from different measurement systems for broadcast and digital to a single audience measurement solution that measures full coverage on a comparable basis, and we are innovating with new services in Audience Outcomes and Gracenote Content services.

Continue to attract new clients and expand existing relationships

We believe that substantial opportunities exist to both attract new clients and to increase our revenue from existing clients. Building on our deep knowledge, we expect to sell new and innovative solutions to our new and existing clients, increasing our importance to their decision making processes. We are delivering outcome solutions to advertisers and their agencies in new verticals beyond consumer packaged goods.

Continue to grow outside the U.S.

          In Nielsen Global Media, international revenues comprised approximately 16% of 2020 segment revenues.  Nielsen Global Media has a presence in 60 countries, which creates an entry point to grow in many of these countries across all three essential solutions with Audience Measurement, Audience Outcomes and Gracenote Content Services. We expect the international businesses to grow faster than the US business over the next few years.

Continue to pursue strategic acquisitions to complement our leadership positions

We have increased our capabilities through investments and acquisitions in the U.S. and international audience measurement, and advertising effectiveness for digital media campaigns. Going forward, we will consider select acquisitions of complementary businesses that enhance our product and geographic portfolio and can benefit from our scale, scope and status as a global leader.

Nielsen Global Connect

Continue to grow in emerging markets

Our relationships with top, multi-national CPG companies make it vital for us to respond to client demands, often where population growth is most occurring. Clients expect us to expand coverage and services in emerging markets, where growth is most rapid. Increasing coverage in hard-to-reach channels, while increasing penetration among local clients who have never used market research data, will be a continued focus for us.

Emerging markets (measured in our Connect segment) comprised approximately 34% of our 2020 Connect segment revenues (16% of our 2020 consolidated revenues) and we believe represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Key elements of our strategy include:

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

Continue to develop innovative services

Investments will focus on our pursuit of 100% coverage, winning with retail and dramatically expanding analytic capabilities. Innovations in coverage will focus on filling blind spots with the help of our retail data partners, and expanding our omni-channel and e-commerce coverage. We will further expand its product suite for retailer and supplier collaborative needs, opening up new loyalty cases, and deepening retail analytics programs that increase our clients’ return on investment. Expanding our analytics solutions will require moving towards predictions and return on investment capabilities across product availability, placement, price and promotion

Continue to attract new clients and expand existing relationships

The Connect platform democratizes our existing data sets to users across existing and new client bases. We have various opportunities to enter into near adjacent fields and is developing plans to do so. For existing clients, casual users now have access to intuitive, self-serve data and analytics. More technical, advanced users can also leverage our capabilities to internally develop new solutions unique to their own data enrichment and modeling needs. New clients now have a user-friendly entry point to experience the benefits that market research can bring to their business.

Continue to pursue strategic acquisitions to complement our leadership positions

Our strategic acquisitions will focus on accelerating profitable growth in coverage for existing or new markets, differentiating or complementing our core measurement business and speeding up our product roadmap. These three pillars all serve to increase our relevance with clients, and uncover growth for them at a more rapid rate than they could achieve themselves.

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing five primary data centers in three countries around the world. We also use Amazon Web Services from Amazon and Azure from Microsoft for cloud based infrastructure. Our global database has unlimited capacity and we are currently housing approximately 1.4 petabytes of information, with our Connect segment processing approximately 125 billion purchasing data points each month in 2019, our Media segment processing approximately 200 billion tuning and viewing records (across panel and census data) each month in 2019 and our Nielsen Marketing Cloud platform processing 5 trillion events each month in 2017. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as Tata Consulting Services and other technology providers. We have been focused on a technology transformation in both Media and Connect which will better position us to drive scale and growth.

Intellectual Property

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property are important assets that afford protection to our business. Our success depends to a degree upon our ability to protect and preserve certain proprietary aspects of our technology and our brand. To ensure that objective, we control and limit access to our proprietary technology. Our employees and consultants enter into confidentiality, non-disclosure and invention assignment agreements with us. We protect our rights to proprietary technology and confidential information in our business arrangements with third parties through confidentiality and other intellectual property and business agreements.

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

Pursuant to the Connect Sale Agreement, we will enter into certain ancillary agreements at the closing of the Transaction.  We will grant Advent a license to brand its products and services with the “Nielsen” name and other Nielsen trademarks for 20 years following the closing of the Transaction.  Additionally, Nielsen and Advent will enter into agreements pursuant to which, among other things, Nielsen and Advent will (i) grant each other reciprocal licenses for certain data and corresponding services relating to that data for periods of up to five years following the closing and (ii) grant each other licenses to use certain patents and other intellectual property.

Competitive Landscape

There is no single competitor that offers all of the services we offer in all of the markets in which we offer them. We have many competitors worldwide that offer some of the services we provide in selected markets. While we maintain leading positions in many markets in which we operate, our future success will depend on our ability to enhance and expand our suite of services, provide reliable and accurate measurement solutions and related information, drive innovation that anticipates and responds to emerging client needs, strengthen and expand our geographic footprint, and protect consumer privacy. See “Risk Factors –Risks Related to Competition.” We believe our global presence and integrated portfolio of services are key assets in our ability to effectively compete in the marketplace. A summary of the competitive landscape for each of our segments is included below:

Nielsen Global Media

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

Our primary competitor in the digital audience and campaign measurement solutions in the U.S. is Comscore. Globally (including the U.S.), we face competition from additional companies that provide analytics services such as Oracle, Google Analytics, and Adobe Analytics. In 2016, one of our former competitors, Rentrak merged into a wholly-owned subsidiary of Comscore and the combined companies focus on cross platform measurement.  We are the market leader in U.S. audio audience measurement. Our principal competitors globally are Kantar and GFK, and in the U.S. our principal competitor is Eastlan. Kantar developed technologies similar to our PPM ratings service outside the U.S. Additionally Triton, is a U.S.-based digital competitor which has developed a streaming Audio measurement service that uses server log technology. Triton was acquired by iHeartMedia in February 2021.

Nielsen Global Connect

While we do not have one global competitor in our Connect segment, we face numerous competitors in different markets throughout the world. Such competitors include companies specializing in marketing research, in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies, and consulting and accounting firms. In retail measurement, our principal competitor in the U.S. is Information Resources, Inc., which is also present in some European and Asia/Pacific markets. Our retail measurement service also faces competition in individual markets from local companies. Our consumer panel services and analytics services have many direct and/or indirect competitors in all markets around the world including in selected cases, GfK, Numerator, Kantar and local companies in individual countries.

Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving, and could be interpreted in ways that could harm our business. These laws and regulations may involve privacy, data use, cross-border data transfers, data protection, intellectual property, securities law, COVID-19 related compliance, taxation, labor laws or other subjects.

There is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used and shared, as well as requiring notification when unauthorized access to such data occurs.

These privacy and data protection laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, and may be applied, interpreted and enforced differently in different jurisdictions, and may be inconsistent with our current policies and practices.

Changes in and compliance with these laws and regulations may limit our access to, use and disclosure of data; may require increased expenditures by us; and may adversely affect or restrict the scope, nature and types of services we can offer. The European Union’s General Data Protection Regulation (“GDPR”), took effect in May 2018, and imposed new and more stringent requirements regarding the handling of personal data of persons in the EU. Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue. Many jurisdictions considering new data protection laws are looking to GDPR as a starting point. Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) took effect on January 1, 2020, and imposed new and more stringent requirements regarding the handling of personal data of persons in California. Because Nielsen does not typically segregate products and services on a state-by-state basis, Nielsen must generally adopt the requirements of CCPA across its U.S. business operations. Failure to meet CCPA requirements could result in penalties of up to $7,500 per violation. CCPA also provides individuals with a limited private right of action in the case of certain breaches of personal data. The proposed EU “ePrivacy” Regulation, if adopted, is expected to have potentially significant impacts for the online/mobile advertising industry as a whole. Nielsen is continuing to monitor the development of the ePrivacy Regulation and industry response and will determine whether to take further action, as needed, following its final adoption. Nielsen is participating in an industry-wide transparency and consent framework mechanism that facilitates users providing and companies passing consent to the advertising supply chain to address GDPR and ePrivacy notice and consent requirements.

For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors- Risks Related to Cybersecurity and Privacy” and “-Risks Relating to Governmental or Regulatory Change" in this Annual Report on Form 10-K.

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

Human Capital Management

Our key human capital management objectives are to promote the health, wellness, and safety of our employees while building an inclusive and engaging culture where all of our employees have an equal opportunity to reach their full potential. We continue to develop plans and programs that are designed to attract, develop, and retain our workforce, facilitate internal talent mobility; create engaged teams, reward and support employees through compliant and market-competitive pay and benefit programs, foster inclusion, respect, and belonging for all employees in a diverse workforce, ensure compliance and integrity with the highest standards; and foster positive employee relations.

Employees and Labor Relations

As of December 31, 2020, we employed approximately 43,000 people worldwide with approximately14,000 people in our Media business and 29,000 people in the Connect business.

In the Media business, approximately 4% of our employees are covered under collective bargaining agreements. Approximately 7% are covered under works council agreements in Europe.

In the Connect business, approximately 19% of our employees are covered under collective bargaining agreements. Approximately 12% are covered under works council agreements in Europe.

We consider employee relations to be an on-going area of importance and discussion in order to ensure we are headed in the right direction and we actively invest in it.

Health and Safety

We maintain a commitment to health and wellbeing. Nielsen’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. We have enhanced the ways we help our employees care for themselves and their families, especially in response to COVID-19. Our Whole You health and wellbeing program focuses not just on physical health, but also on the emotional, financial, social and environmental well-being of our associates. The Whole You online interactive platform provides associates with self-assessments, tools, resources and guides to holistic wellness in areas such as nutrition, exercise, stress management and work-life balance.

We employ several strategies intended to address issues arising during the COVID – 19 pandemic, including  COVID-19 safety protocols for all employees, remote working arrangements where possible, company-provided personal protective equipment (PPE) and training, facilities management policies, workplace safety committees, supplemental paid sick leave (US) and ongoing health benefits reviews. In addition, Nielsen offers employee emergency financial support through the Nielsen Global Support Fund, associates can donate to fellow associates in need and apply for grants in times of personal hardship or natural disaster.

We have a significant population of field associates who recruit and maintain relationships with our research panelists, visit retail stores for inventory tracking and/or service Nielsen equipment. These associates are critical to our success as a company, and we strive to ensure that they stay safe on the job. Nielsen has developed safety guidelines and protocols for field associates who feel unsafe or otherwise uncomfortable during their day-to-day work, for any reason. The most common health and safety issues they face are slip-and-fall injuries and traffic accidents. We track all relevant incidents to determine causes and trends, and then develop preventative steps to minimize those occurrences through adoption of additional safety measures and training.  During the COVID-19 pandemic, Nielsen made adjustments to its data collection procedures where possible without compromising the integrity of our data to reduce the number of in-person interactions. Where in-person interactions are still required, Nielsen provided company issued personal protective equipment (PPE), extensive training, and detailed safety guidelines to these field-based employees. Protocols were developed and implemented in consultation with professional medical advisors.

Diversity, Equity and Inclusion

Nielsen’s business is built on understanding the diversity of individuals and embraces diversity within its own organization. We value our employees’ individual and collective capabilities. We employ, train, promote and compensate individuals based on job-related qualifications and abilities, without regard to, for example, race, color, religion, national origin, gender, sexual orientation, age, marital status or physical or mental disability. We have a strong commitment to maintaining a bias-free environment where discrimination, harassment, retaliation and unfair treatment are not tolerated. In 2020, our Chief Executive Officer also held the role of Chief Diversity Officer.

In 2020, Nielsen focused on driving impact by increasing diverse representation among associates, enacting global diverse slates, hiring from diverse talent pools and expanding its inclusive hiring practices. We have also had bolder and more candid conversations about issues that are important in building a more inclusive culture. Nielsen’s global non-discrimination policy covers every market in which we do business. Nielsen is committed to reflecting the diversity of the clients, communities and markets we measure within our own workforce.

Talent Development and Employee Engagement

We work to integrate associates into the company from day one by helping new hires understand our culture, be clear on their roles and feel connected to their new team and to the broader Nielsen community. Our talent development strategy seeks to engage and develop associates to support their personal and professional development and drive better business outcomes for Nielsen. We believe that managing one’s career development and growth should be an ongoing collaboration between each associate, their manager and the broader Nielsen community. We are committed to ensuring that our people feel valued and know their work matters, and to empowering them to learn, grow, make a difference and reach their full potential. We also offer mentoring programs that provide valuable learning, development and networking experiences, matching associates with mentors who can support their personal and professional development objectives. We enable these mentoring relationships both within and beyond an associate’s business unit, country or region through our global myMentor program.

Our policy is to maintain well-developed communications and consultation programs with all employees and employee representative bodies, including via email communication or regular updates of our employee website and internal social media channels. We also inform and consult with recognized unions and works councils as appropriate.  We continually seek feedback from our employees through Leadership Townhalls, pulse surveys, and an annual engagement survey conducted through a third-party provider.

Compensation and Benefits

Nielsen is committed to providing appropriate, competitive and equitable pay and benefits for all associates, commensurate with the work being performed and in accordance with applicable laws and regulations. Our associates are rewarded and promoted based on performance against priorities and how they live the Nielsen values.  Our pay philosophy is to provide a total compensation package that is market-competitive based on data provided by independent third parties and that also provides an opportunity for pay growth and role progression based on individual contribution and company performance. We regularly review our compensation practices to ensure they are equitable and support our pay-for-performance philosophy and culture of diversity and inclusion.

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

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information.  Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors.

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

Risks Related to the Pending Sale of our Connect Business

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

On October 31, 2020, we entered into an agreement to sell our Global Connect business to affiliates of Advent International Corporation (the “Proposed Connect Transaction”).  The Proposed Connect Transaction is subject to a number of conditions, including certain regulatory approvals and other customary closing conditions; and the Proposed Connect Transaction is expected to close in the next 90 days. We and Advent may be unable to satisfy such conditions to the closing of the Proposed Connect Transaction in a timely manner or at all and, accordingly, the Proposed Connect Transaction may be delayed or may not be completed.  Failure to complete the Proposed Connect Transaction could have a material and adverse effect on us, including by delaying our strategic and other objectives relating to the separation of the Global Connect business and adversely affecting our plans to use the proceeds from the Proposed Connect Transaction to reduce debt.  Even if the Proposed Connect Transaction is consummated, we may not realize some or all of the expected benefits.  For example, we may be unable to utilize the proceeds from the Proposed Connect Transaction as anticipated or capture the value we expect from our plans to reduce debt.

Whether or not the Proposed Connect Transaction is completed, the announcement and pendency of the Proposed Connect Transaction may be disruptive to our businesses (including our Global Connect business) and may adversely affect our existing relationships with current and prospective employees and business partners. Uncertainties related to the Proposed Connect Transaction may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from its day-to-day business and operations in preparation for and during the Proposed Connect Transaction. If we are unable to effectively manage these risks, the business, results of operations, financial condition and prospects of our businesses would be adversely affected. This may in turn adversely affect our results of operations and financial condition and the trading price of our ordinary shares if the Proposed Connect Transaction is not completed.

We have and could be subject to litigation related to the Proposed Connect Transaction.

       We have been and could be subject to time-consuming and costly litigation related to the Proposed Connect Transaction. For example, as previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021, five lawsuits were filed relating to the Transaction, including one purported class action lawsuit, by purported Nielsen shareholders against Nielsen and the members of our Board of Directors. The lawsuits generally alleged that the proxy statement filed by Nielsen in connection with the Transaction misrepresented and/or omitted certain purportedly material information and asserted violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder or negligent and fraudulent misrepresentation and concealment in violation of New York common law and breach of duty of disclosure under the laws of England and Wales. In exchange for certain supplemental disclosures that Nielsen voluntarily made in its Current Report on Form 8-K filed on February 1, 2021, plaintiffs in each of the lawsuits agreed to voluntarily dismiss their actions in their entirety, with prejudice as to the named plaintiffs only and without prejudice to any other members of any putative class. We have and may continue to incur additional costs in connection with the defense or settlement of any shareholder litigation in connection with the Transaction, which may adversely affect our ability to complete the Transaction and require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and refraining from pursuing other opportunities that could have been beneficial to us.

If the Proposed Connect Transaction is completed, Nielsen will be a smaller, less diversified company than as it exists today.

The Proposed Connect Transaction will result in Nielsen being a smaller, less diversified company with more limited businesses concentrated in its areas of focus.  For example, following the Proposed Connect Transaction, Nielsen will be significantly more reliant on our remaining business segments.  As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operation.  The diversification of revenues, costs and cash flows will diminish as a result of the Proposed Connect Transaction, such that Nielsen’s results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility and its ability to fund capital expenditures, investments and service debt may be diminished.  If the Proposed Connect Transaction is completed, we will incur ongoing costs and retain certain legal claims that were previous allocated to the Global Connect business.  Those costs may exceed our estimate or could diminish the benefits we expect to realize from the Proposed Connect Transaction.

If the Proposed Connect Transaction is completed, Nielsen may need to restructure its processes, systems and operation and/or renegotiate certain contracts.

A number of employees, processes, systems and operations support both the Media and Connect businesses, and under the terms of the sale to Advent, many of these will remain Connect assets and no longer be available to support the Media business.  Accordingly, Media has had to hire some new employees, as well as recreate and/or build new processes, systems and operations, and some of these may, despite our thorough planning, not be sufficient to support the Media business.  In addition, some of the transitional services which Media will continue to purchase from Connect after the sale will ultimately need to be re-cast as long term supply arrangements or will need to be purchased from other third parties. Lastly, certain customer contracts include both the Connect and Media businesses, and in separating the contracts as a result of the sale of Connect, Media may need to renegotiate new agreements with certain customers, which could be on more or less favorable terms and conditions, or in some instances customers may alter or even cease purchasing services from Media.

Risks Related to Our Business and Industry

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

Moreover, accelerating technology turn-over in businesses, the introduction of new services embodying new technologies and the emergence of new regulatory and industry standards could render existing services technologically or commercially obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing services in response to changing client, regulatory and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

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

In addition, certain companies are utilizing sophisticated forms encryption and other techniques to protect their consumer's privacy.  This requires us to work with the wall gardens to find mutually acceptable approaches to measurement that protect consumer's privacy and need the walled gardens to implement these approaches. If we are unable to partner with these companies, our measurement of the walled gardens could be adversely affected.

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

Certain of our clients may seek price concessions from us in the regular course of negotiations similar to any other Commercial relationship. Although this could put pressure on the pricing of our services, which could in turn limit the amounts we earn, we work very creatively to underscore the value proposition inherent in our offerings and have a strong track record of protecting our cost/value relationship. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within particular groups, there can be no assurance as to the degree to which we will be able to do so, which could adversely affect our business, financial position and results of operations.

Adverse economic conditions, a reduction in client spending particularly in the consumer packaged goods and retailing industries, or a delay in client payments could have a material adverse effect on our business, results of operations and financial position.

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

To the extent that the businesses we service, especially our clients in the media, entertainment, telecommunications, consumer packaged goods and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

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

Our business uses scanners and surveys to gather consumer data from sample households as well as meters (e.g., Set Meters, People Meters, Active/Passive Meters, PPM’s) and other technologies to gather television and audio audience measurement data from sample households. It is increasingly difficult and costly to obtain consent from households to participate in the surveys, and increased focus by consumers on privacy could result in a greater reluctance to participate in research, which could impact our continued ability to recruit participants. Further, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients. The COVID-19 pandemic, political changes and trends such as populism, economic nationalism, immigration and sentiment towards multinational companies have made recruiting a sample that mirrors the entire population more difficult.  In addition, if the 2020 U.S. Census is not reliable due to underfunding, under participation, new technologies being used, or otherwise, the data we rely on for our panels and statistical breakdowns in the U.S. may not be accurate.  Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our services to reach and recruit participants for consumer purchasing and audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants, maintain the sample sizes and representation in our panels, maintain adequate participation levels or properly model the sample data, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our consumer purchasing and audience measurement services may be materially and adversely affected.

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

Our top ten clients collectively accounted for approximately 20% of our total revenues for the year ended December 31, 2020. We cannot assure you that any of our largest clients will continue to use our services to the same extent, or at all, in the future but we work very hard to enter into multiyear, comprehensive Multi Service Agreements and we stagger them across the calendar, by duration, to minimize risk of any material risk in a given calendar year. A loss or decrease in business of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We may be unable to realize our new business strategy of driving growth by leveraging a single media platform across a global digital-first footprint.

This is a transformative time for Nielsen. We have redesigned our products, our business platform, and our operating model. We are now fully aligned around three essential solutions that are designed to drive growth by leveraging a single media platform across a global digital-first footprint. We cannot assure you that our new business strategy will be successful in accomplishing our objectives. The failure to achieve the goal of driving growth could have a material adverse effect on our business.

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

We have a large and diverse client and partner base and, at any given time, one or more of our clients or partners may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity.  That being said we have an excellent track record of payment from our clients due to the strict adherence of our payment term and data suspension policies.  Our clients, in many situations, require our data to inform their own billings, collections and reconciliations and therefore they prioritize our payment out of their own self-interest.

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

●	The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.
●

If we are unsuccessful in completing such transactions at all or within the anticipated time frame or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.

●

If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. For instance, the process of integration may require more resources than anticipated, we may assume unintended liabilities, there may be unexpected regulatory and operating difficulties and expenditures, we may fail to retain key personnel of the acquired business, we may fail to efficiently combine our business with the business of the acquired company in a manner that permits cost savings to be realized or such transactions may divert management’s focus from base strategies and objectives.

●	Acquisitions outside of the U.S. increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations.
●

The anticipated benefits from an acquisition or other strategic transaction may take longer to realize than expected or may not be realized fully. As a result, the failure of acquisitions and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

●

Despite our past experience, opportunities to grow our business through acquisitions, joint ventures and other alliances may not be available to us in the future.  In addition, as a result of our proposed separation of Nielsen Global Connect and the resources and management attention required in connection therewith, there may be more limited resources available for strategic transactions and management’s attention is likely to be diverted away from sourcing and developing potential acquisitions and joint venture opportunities, resulting in decreased growth.

We have suffered losses due to goodwill and indefinite-lived asset impairment charges in the past and could do so in the future.

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The closing of the Proposed Connect Transaction will lead to an interim impairment assessment. As of December 31, 2020, we had goodwill and intangible assets of $10,510 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Risks Related to Our Indebtedness and Financing

Our substantial indebtedness could adversely affect our business, results of operations, and financial health.

We have and will continue to have a significant amount of indebtedness. As of December 31, 2020, we had total indebtedness of $8,307 million.

Our substantial indebtedness could have important consequences. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;
●

require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, service development efforts, dividends, share repurchases and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

●	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
●

limit our ability to obtain additional financing for working capital, capital expenditures, service development, debt service requirements, dividends, share repurchases, acquisitions and general corporate or other purposes;

●	limit our ability to adjust to changing market conditions;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	potentially limit our ability to service future dividends and/or stock repurchases due to covenant restrictions.

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

Our cash interest expense for the years ended December 31, 2020, 2019 and 2018 was $358 million, $386 million and $380 million, respectively. On December 31, 2020, we had $4,971 million of floating-rate debt under our senior secured credit facilities of which $1,300 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $37 million ($50 million without giving effect to any of our interest rate swaps). We periodically review our fixed/floating debt mix, and the volume, rates and duration of our interest rate hedging portfolio are subject to changes, which could adversely affect our results of operations.

In July 2017, the Financial Conduct Authority (“FCA”) (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Further, on November 30, 2020 the ICE Benchmark Administration Limited (“ICE”) announced its plan to extend the date that most USD-LIBOR values would cease being computed to June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) and the International Swaps and Derivatives Association (“ISDA”) have identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD-LIBOR in debt, derivatives, and other financial contracts. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

Risks Related to Cybersecurity and Privacy

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

An actual or perceived security or privacy breach may affect us in many ways, including:

•	risk of loss of Nielsen and/or client proprietary data or data protected by law, statute or regulation;
•	loss of control of how Nielsen and/or client proprietary data or data protected by law, statute or regulation is re-purposed, shared or disseminated;
•	expose us to potential litigation;
•	expose us to liability;
•	harm our reputation;
•	cause loss of confidence in security and accuracy of products;
•	deter customers from using our products or services;
•	deter retailers from sharing their sales data;
•	make it more difficult and expensive to effectively recruit panelists and survey respondents;
•	cause loss of investor confidence;
•	result in official sanctions or statutory penalties; and
•	cause significant increases in cyber security costs.

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

The proposed EU “ePrivacy” Regulation, if adopted, is expected to have potentially significant impacts for the online/mobile advertising industry as a whole. Nielsen is continuing to monitor the development of the ePrivacy Regulation and industry response and will determine whether to take further action, as needed, following its final adoption. Nielsen is participating in an industry-wide  transparency and consent framework mechanism that facilitates users providing and companies passing consent to the advertising supply chain to address GDPR and ePrivacy notice and consent requirements.

We rely on third parties to provide or allow us to access certain data and services in connection with the provision of our current services. The loss or limitation of access to that data could harm our ability to provide our products and services.

We rely on third parties to provide access to certain data and services for use in connection with the provision of our current services and our reliance on third-party data providers is growing. For example, both our Media and Connect segments enter into agreements with third parties to obtain data or facilitate the access to data from which we create products and services.

In the digital measurement business, publishers, browsers and platforms are making changes, often citing the increased attention on consumer privacy, which may result in our inability to collect the data we need to create our services. This may impact our ability to measure the Web and provide our clients with reporting at the rate of granularity that we do so today, in which case our business and/or potential growth may be affected adversely.  We may need to modify or enter into additional agreements with third parties to continue to measure certain types of media. In the event we are unable to use such third party data and services, access the necessary data, or if we are unable to enter into agreements with third parties when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

Other suppliers of data may increase restrictions on our use of such data due to factors such as the increasing attention on consumer privacy, the increased rigor of privacy regulation or cybersecurity risk, failure to adhere to our quality control standards or otherwise satisfactorily perform services, increasing the price they charge us for this data or refusing altogether to license the data to us (in some cases because of exclusive agreements they may have entered into with our competitors). Supplier consolidation could put pressure on our cost structure.

Risks Related to the COVID-19 Pandemic and Other External Factors

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

COVID-19 Risks Related to Operations

Due to the COVID-19 pandemic, there has been a substantial curtailment of business activities in many countries around the world, which is affecting and may continue to affect our ability to conduct fieldwork, operate call centers, and provide other services that require or were conducted via face to face interactions. Early in the COVID-19 pandemic we pivoted to a work from home stance that remains in place for the vast majority of our global workforce, which is and may continue to affect overall business performance. The risk is particularly pronounced in the Connect business where our teams need to visit traditional stores to collect information where electronic data transmission is not possible or an in-person data collection method for our custom research studies, and where we need to conduct face to face consumer research interviews. With respect to the Media business, because our measurement services require Nielsen to interact with panelists in order to recruit new panelist households and install metering equipment for existing panelists, over time the pandemic, actions taken to protect employee health and related social distancing requirements and “stay at home” orders may adversely affect Nielsen’s audio and television ratings and measurement services.

COVID-19 Risks Related to Third-Party Providers

The COVID-19 pandemic has also caused operating challenges and discontinuity for some vendors, suppliers, partners and other third parties which has affected and may continue to affect their ability to provide us essential products or services. For example, if any of our third-party providers suffer from limited solvency because of the pandemic, it could negatively impact our operating model and our business. It is not possible to estimate the potential impact at this time.

COVID-19 Risks Related to Demand for Products & Services

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

It is possible that COVID-19 could exacerbate any of the other risks described in this 2020 Form 10-K as well.

At this time, we cannot predict the full extent of the negative impact in the future that the COVID-19 pandemic will have on our business, financial condition, results of operations and/or cash flows.

.

The presence of our Global Technology and Information Center in Florida, our data centers in high property value facilities such as in Hong Kong, as well as the global nature of our panels, heightens our exposure to climate-change related risks, including hurricanes, cyclones and tropical storms, which could disrupt our business.

The technological data processing functions for certain of our U.S. operations are concentrated at our Global Technology and Information Center (“GTIC”) at a single location in Florida. Our geographic concentration in Florida heightens our exposure to a hurricane, tropical storm or other severe weather events specific to this region. The data centers in locations such as Hong Kong, also face high physical risks such as cyclones and sea level rise. These weather events could cause severe damage to our property and technology and could cause major disruptions to our operations, including our ability to produce and deliver ratings information. For example, a hurricane or other similar event could lead to business interruption and other adverse consequences such as penalty fees, business interruption claims, or lost business. While we continue to ensure identified physical risks to our facilities are addressed through the business continuity and our enterprise risk management plans (including ensuring that our GTIC is built in anticipation of severe weather events and we have insurance coverage), if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. As such, hurricanes, cyclones or tropical storms could have an adverse effect on our business. In addition, our panels rely on field staff traveling to panelists’ homes for onboarding and troubleshooting; therefore, worsening or more frequent climate change-related weather events could disrupt the size and quality of our panels. With the increased occurrence of climate change-related natural disasters globally, such as droughts, record snowfalls, sea-level rise, heat waves and fires, we recognize the wide-ranging risks this poses to our business continuity in certain locations as well as on a global scale.

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

Risks Relating to Intellectual Property and Litigation and Regulatory Proceedings

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

Any such claims of intellectual property infringement, even those without merit, could:

•	be expensive and time-consuming to defend;
•	result in our being required to pay possibly significant damages;
•	cause us to cease providing our products or services that allegedly incorporate a third party’s intellectual property;
•	require us to redesign or rebrand our services and;

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

Risks Relating to Governmental or Regulatory Change

Future legislation, regulations, or policy changes under the new U.S. administration and Congress as well as other countries could have a material effect on our business and results of operations.

Future legislation, regulatory changes or policy shifts under the new U.S. administration, could impact our business. Trade issues between the U.S. and several countries could continue and provide a changing and sometimes challenging landscape. Existing trade tensions with China and other countries could continue under the new Administration and provide challenges and marketplace uncertainty to Nielsen and Nielsen’s clients. Nielsen has been granted an exclusion from tariffs on certain products by the Office of the United States Trade Representative, but cannot guarantee the continuation of such exemptions or additional grants of exemptions based on future legislation, regulatory changes or policy shifts in the United States or abroad.

Other possible U.S. legislation and regulation that could have an impact on Nielsen includes comprehensive state and federal privacy legislation and regulation, artificial intelligence policy, government restrictions on manufacturers within Nielsen’s existing supply chain, and accuracy of the decennial Census count and the American Community Survey, which provides a touchstone for Nielsen’s demographics.

The new Administration may implement new rules and regulations both emanating from the U.S. Tax Cuts and Jobs Act (“TCJA”) and the tax code generally.  For example, during his campaign, President Biden indicated a desire to increase the corporate rate from 21% to 28%.  It is still uncertain to what extent these changes could impact Nielsen.

Abroad, France has passed a proposal to tax digital services. Its impact to Nielsen's services remains unclear.  While France initially delayed its implementation until an agreement is reached among the Organization for Economic Cooperation and Development (“OECD”), if an agreement is not made soon, France and other states could begin to implement the tax in their markets.

Late 2020, the U.K. announced that they will require companies to report on Climate Change by 2025, becoming the first country to make the disclosures mandatory as investors and governments demand corporations curb their greenhouse gas emissions. This means a mandate to report the financial impacts of climate change on our business within the next four years, in addition to the greenhouse gas emissions the current regulation requires reporting on. Also, the new government in the U.S. is expected to move closer to requiring environmental, social and governance disclosures from companies.

Market access issues for Nielsen may also arise in some international markets.  Various countries are actively considering changes to the structure of their domestic media measurement regimes for both broadcast and digital services.  This can take the form of proposed government audits and/or ownership.  This activity also may include stringent regulatory policies on digital content and delivery.  The success of such onerous proposals remains uncertain.

Policy issues, such as trade, privacy, tax, and market access, will be risks that span the globe.  At this time we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Changes in tax laws and the continuing ability to apply the provisions of various international tax treaties may adversely affect our financial results and increase our tax expense.

We operate in over 90 countries, and changes in tax laws, international tax treaties, regulations, related interpretations and tax accounting standards in the United States, the United Kingdom and other countries in which we operate may adversely affect our financial results, particularly our income tax expense, liabilities and cash flow. Our effective tax rate could also be affected by changes in our business (including acquisitions or dispositions), intercompany transactions, the applicability of special tax regimes, and the relative amount of foreign earnings in jurisdictions with high statutory tax rates or where losses are incurred for which we are not able to realize tax benefits.

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

Risks Related to Competition

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

Risks Related to Operating a Global Business

Our international operations are exposed to risks which could impede growth in the future.

We continue to explore opportunities in major international markets around the world, including China, Russia, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:

•	costs of customizing services for clients outside of the U.S.;
•	reduced protection for intellectual property rights in some countries;
•	the burdens of complying with a wide variety of foreign laws;
•	difficulties in managing international operations;
•	longer sales and payment cycles;
•	exposure to foreign currency exchange rate fluctuation;
•	exposure to local economic conditions;
•	limitations on the repatriation of funds from foreign operations;
•	exposure to local political conditions, including adverse tax and other government policies and positions, civil unrest and seizure of assets by a foreign government;
•	the risks of an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate;
•	the risks of outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19; and
•

the risk of maintaining subscribers because there has been no historical practice of using consumer packaged goods retail information or audience measurement information in the buying and selling of advertising time.

Our international operations expose us to regulatory risks, which could have an adverse effect on our business, financial results and operations.

We are subject to complex U.S., European and other regional and local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-bribery laws, anti-money laundering laws, and other financial crimes laws.  Although we have implemented a compliance program that includes internal controls, policies and procedures and employee training to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Given our operations in the United Kingdom and Continental Europe, we face uncertainty surrounding the United Kingdom’s exit from the European Union in January 2020, commonly referred to as “Brexit.” Despite the implementation of the EU-U.K. Trade and Cooperation Agreement beginning on January 1, 2021, it is still unclear how Brexit will ultimately impact relationships within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations. It is likely that Brexit will cause increased regulatory and legal complexities and create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations.

Currency exchange rate fluctuations may negatively impact our business, results of operations and financial position.

We operate globally, deriving approximately 41% of revenues for the year ended December 31, 2020 in currencies other than U.S. dollars, with approximately 11% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the U.S. and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the revenues and profits of these operations, as well as on the value of balance sheet items (including cash) not denominated in U.S. dollars. In addition, we are subject to currency transaction exposure in those instances where transactions are not conducted in the relevant local currency. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to governmental limitations placed on such conversions.

Of our $610 million in cash and cash equivalents as of December 31, 2020, approximately $355 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

Risks Related to Human Capital Management

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

We lease property in over 400 locations worldwide. As of December 31, 2020, we also owned three properties worldwide consisting of vacant land in Oldsmar, Florida (subsequently sold in February 2021); Sao Paulo Brazil; and Athens, Greece. Our leased property includes offices in New York, New York; Oldsmar, Florida; Chicago, Illinois; and Markham, Canada. We are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

Item 3.	Legal Proceedings

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22,

2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. Discovery is in its early stages and is ongoing. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit was stayed pending resolution of Nielsen’s motion to dismiss the aforementioned securities litigation. Nielsen anticipates an amended complaint will be filed in the coming months. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

As previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021, five lawsuits were filed relating to the Proposed Connect Transaction in federal and state courts, including one purported class action lawsuit, by purported Nielsen shareholders against Nielsen and the members of our Board of Directors (collectively, the “Actions”). The Actions generally alleged that the proxy statement filed by Nielsen in connection with the Transaction misrepresented and/or omitted certain purportedly material information and asserted violations of Sections 14(a) and 20(a) of the Exchange Act and the rules promulgated thereunder or negligent and fraudulent misrepresentation and concealment in violation of New York common law and breach of duty of disclosure under the laws of England and Wales. The alleged material misstatements and omissions related to, among other topics, certain forecasted financial information for the Global Connect business prepared by Nielsen’s management, the opinion of J.P. Morgan Securities LLC (“J.P. Morgan”), Nielsen’s financial advisor, in connection with the Proposed Connect Transaction, the interests of Nielsen’s directors and officers in the Transaction and certain background events that occurred in connection with the Proposed Connect Transaction. The plaintiffs in each of the Actions sought, among other things, an injunction against the consummation of the Transaction or, in the alternative, rescission damages, as well as an award of costs and expenses (including attorneys’ and experts’ fees and expenses). On February 1, 2021, Nielsen filed a Current Report on Form 8-K with the SEC voluntarily making supplemental disclosures related to the Proposed Connect Transaction. In light of the supplemental disclosures, the plaintiffs in the Actions agreed to dismiss their claims with prejudice as to the named plaintiffs only and without prejudice to all other members of the putative class. As of February 25, 2021, the four Actions filed in federal court have been voluntarily dismissed and the parties in the state court action have filed a stipulation and proposed order of voluntary discontinuance with the court.

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

.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2021, there was one shareholder of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

Dividends

On January 31, 2013, our Board of Directors (the “Board”) adopted a cash dividend policy with the intent to pay quarterly cash dividends on our outstanding common stock. Any decision to declare and pay dividends is made at the discretion of our Board and is subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements to which we are subject.

On February 4, 2021, the Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on March 18, 2021 to shareholders of record at the close of business on March 4, 2021.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted us on August 6, 2015 and which has been extended by the authority approved by our shareholders at our annual general meeting of shareholders held on May 12, 2020, which authority will expire on May 12, 2025.

For the year ended December 31, 2020, there were no share repurchases.

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018, and selected consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Year Ended December 31,
	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
Statement of Operations Data:
Revenues	$6,290	$6,498	$6,515	$6,572	$6,309
Depreciation and amortization(6)	864	756	675	640	603
Operating income/(loss)	466	(93)	(475)	1,214	1,130
Interest expense	371	397	394	374	333
Income/(loss) from continuing operations	7	(403)	(700)	440	507
Income/(loss) from continuing operations attributable to Nielsen shareholders	(6)	(415)	(712)	429	502
Income/(loss) from continuing operations per common share (basic) attributable to Nielsen shareholders	(0.02)	(1.17)	(2.00)	1.20	1.40
Income/(loss) from continuing operations per common share (diluted) attributable to Nielsen shareholders	(0.02)	(1.17)	(2.00)	1.20	1.39
Cash dividends declared per common share	0.24	1.11	1.39	1.33	1.21

	December 31,
(IN MILLIONS)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$14,135	$14,319	$15,179	$16,866	$15,730
Long-term debt including finance leases	8,307	8,309	8,387	8,441	7,926

(1)

Loss for the year ended December 31, 2020 included $144 million in restructuring charges, $88 million in non-cash impairment charges associated with an indefinite-lived intangible asset within the Connect reporting unit and non-cash impairment charges of $96 million associated with other long-lived assets. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Indefinite-Lived Intangible Asset” and “Long-Lived Assets”.  See Note 10 “Restructuring Activities” for further discussion on the restructuring charges.

(2)

Loss for the year ended December 31, 2019 included $1,004 million in non-cash impairment charges associated with our Connect reporting unit, a non-cash expense of $170 for the settlement of certain pension plans and $80 million in restructuring charges. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Indefinite-Lived Intangible Asset”. See Note 11 “Pensions and Other Post-Retirement Benefits” for further discussion on the pension settlement charge.

(3)

Loss for the year ended December 31, 2018 included a non-cash impairment charge of $1,411 million associated with our Connect reporting unit and $139 million in restructuring charges. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Indefinite-Lived Intangible Assets”.

(4)	Income for the year ended December 31, 2017 included $80 million in restructuring charges.
(5)	Income for the year ended December 31, 2016 included $105 million in restructuring charges.
(6)

Depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $197 million, $205 million, $220 million, $219 million and $210 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

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

Background and Executive Summary

We are a leading global measurement and data analytics company that provides the most complete and trusted view available of consumers and markets worldwide. Our approach marries our proprietary data with other data sources to help clients around the world understand what’s happening now, what’s happening next, and how to best act on this knowledge. An S&P 500 company, we have operations in over 90 countries, including many emerging markets, covering approximately 80% of the world’s population, and hold leading market positions in many of our services and geographies.

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

On October 31, 2020, we entered into an agreement to sell our Global Connect business to Advent for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items, working capital, and a warrant to purchase equity interests in the company that will own the Global Connect business (the “Warrant”). On February 11, 2021, our shareholders approved the Transaction. The Transaction was unanimously approved by the Board.  The Transaction is subject to regulatory approvals and other customary closing conditions; and the Proposed Connect Transaction is expected to close in the next 90 days.

For further discussion regarding the potential risks relating to the Proposed Connect Transaction on the Company, see “Item 1A—Risk Factors- Risks Related to the Pending Sale of our Connect Business”.

Our restructuring and other productivity initiatives have been focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements and portfolio restructuring actions, while at the same time investing in key programs to enhance future growth opportunities.

On June 30, 2020, we announced a broad-based optimization plan (the “Restructuring Plan”) to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. The Restructuring Plan was substantially completed in 2020 and we expect restructuring actions and other permanent cost-savings initiatives to drive approximately $250 million in pre-tax annual run-rate savings.  Pre-tax restructuring charges for the year ended December 31, 2020 were $144 million.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Core to managing these key risk areas is our commitment to data privacy and security as it drives our ability to deliver quality insights for our clients in line with evolving regulatory requirements and governing standards across all the geographies and industries in which we operate. Our operating footprint in over 90 countries requires disciplined global and local resource management of internal and third party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

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

Employees

          We have taken measures to protect the health and safety of our employees, their families and our clients, with a large majority of our worldwide workforce working from home. We halted in-person store field research and in-person client engagements in all markets at the outset of the COVID-19 pandemic and only began to reinstitute those activities after adopting processes with innovative solutions and the proper protections in place for our associates.

Business & Operations

          We have implemented business continuity plans designed to minimize potential business disruption from the COVID-19 pandemic and to protect our data input operations, infrastructure, and ability to meet customer demands.

Sales and Customer Demand

          We continue to face increased pressure in both Nielsen Global Media and Nielsen Global Connect. For Nielsen Global Media, this pressure was primarily due to the impact of COVID-19 on sports, auto, and non-contracted revenue. For Nielsen Global Media, the health of our consumer panels which are a very important source of measurement data have and will continue to be impacted because our field workers are constrained from their activities relating to recruiting, metering and monitoring the panelist homes. For Nielsen Global Connect, this was primarily due to the impact of COVID-19 on retail measurement services in markets that are heavy in traditional trade as well as pressures on custom insights and physical work conducted in stores innovation. These pressures are expected to continue, primarily due to non-contracted revenues in both Nielsen Global Media and Nielsen Global Connect.

Liquidity and Balance Sheet

          We believe we have a sound plan in place to mitigate the financial impacts of the COVID-19 pandemic in the face of ongoing economic uncertainty. We have taken aggressive cost actions to date and continue to closely monitor the situation. We remain well- capitalized, have sufficient liquidity to satisfy our cash needs and will take additional actions as required. On October 31, 2020, we entered into an agreement to sell our Global Connect business to Advent for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Warrant. The Transaction was unanimously approved by the Board. On February 11, 2021, our shareholder’s approved the Transaction. The Transaction is subject to regulatory approvals and other customary closing conditions; and the Proposed Connect Transaction is expected to close in the next 90 days.

Community

          In response to COVID-19, Nielsen launched a virtual volunteering campaign called “In It Together” to encourage our employees to volunteer safely and virtually in three ways: helping our neighbors, fighting hunger, and using our skills and expertise. Each year, Nielsen associates can dedicate up to 24 hours to volunteering. With stay-at-home orders around the world, through “In It Together,” associates can still use those 24 hours virtually. Many associates have stepped up to help with needs that have emerged since the COVID-19 crisis began—everything from making masks for local frontline workers to analyzing food pantry data to help food banks meet growing demand. Nielsen also continues to dedicate $10 million in pro bono work, skills-based volunteering and in-kind giving of our data and services each year. For example, using our data, we worked with several governments to understand how COVID-19 food shortages have affected different geographies and supply chains.

         On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increases the allowable interest expense deduction of the Company and resulted in significantly less taxable income for the year-ended 2019, resulting in less utilization of net operating losses and foreign tax credits in that year.

          In addition, the CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The impact of those provisions was reflected in the first quarter of 2020.

          For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Item 1A—Risk Factors."

Business Segment Overview

We are divided into business units: Nielsen Global Media (“Media”) and Nielsen Global Connect (“Connect”). Media provides media and advertising clients with unbiased and reliable metrics that create the shared understanding of the industry required for markets to function, enabling its clients to grow and succeed across the $600 billion global advertising market. Media helps clients to define exactly who they want to reach, as well as optimize the outcomes they can achieve. Our cross-platform measurement strategy brings together the best of TV and digital measurement to ensure a more functional marketplace for the industry.

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

Revenue is measured based on the consideration specified in a contract with a customer.  We recognize revenue when it satisfies a performance obligation by transferring control of a product or service to a customer, which generally occurs over time. Substantially all of our customer contracts are non-cancelable and non-refundable.

The following is a description of principal activities, by reportable segment, from which we generate revenues.

Revenue from the Connect segment consists primarily of measurement services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information) to businesses in the consumer packaged goods industry. Our data is used by its clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Revenues for these services are recognized over the period during which the performance obligations are satisfied as the customer receives and consumes the benefits provided by us and control of the services are transferred to the customer.

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

Share-based Compensation

Expense Recognition

Our share-based compensation programs are comprised of stock options, performance-based stock options, restricted stock units (“RSUs”) and performance restricted stock units. We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations. We recognize expense associated with share-based payments that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $53 million, $50 million and $35 million of expense associated with share-based compensation for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the aggregate grant date fair value of all outstanding vested and unvested options was $17 million and $1 million, respectively. As of December 31, 2020, the aggregate grant date fair value of all outstanding vested and unvested performance stock options was $2 million and $2 million, respectively.

As of December 31, 2020, the following amounts of unearned share-based compensation (net of estimated forfeitures) are expected to be recognized: approximately zero related to stock options over the next year, approximately $1 million related to performance stock options over the next three years, approximately $28 million related to unvested RSUs over a weighted average period of 2.3 years and approximately $4 million related to performance restricted stock units over the next two years.

Fair Value Measurement

Determining the fair value of share-based awards at the grant date requires considerable judgment. Share-based compensation expense for time-based stock options is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model, which considers factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of share-based awards expected to be forfeited due to future terminations. For the years ended December 31, 2020 and December 31, 2019, there were no time-based only stock options issued. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

Year Ended December 31,
2018
Expected life (years)	6.00
Risk-free interest rate	2.87%
Expected dividend yield	4.97%
Expected volatility	25.96%
Weighted-average volatility	25.96%

Under the Nielsen Stock Incentive Plan, we granted 200,000, zero and 2,524,176 time and performance based stock options to purchase shares during the three years ended December 31, 2020, 2019 and 2018, respectively. Share-based compensation expense for the time and performance based stock options is based on the Monte Carlo simulation model which considers factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of share-based awards expected to be forfeited due to future terminations. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

	Year Ended December 31,
	2020	2019	2018
Expected life (years)	5.00	—	5.00
Risk-free interest rate	0.49-1.34%	—	2.83-2.92%
Expected dividend yield	1.16-1.62%	—	4.85- 5.54%
Expected volatility	28.99-31.40%	—	27.11-27.27%
Weighted average volatility	30.20%	—	27.13%

We consider the historical option exercise behavior of our employees in estimating the expected life of our options granted, which we believe are representative of future behavior. For 2020 and 2018, expected volatility was based on our historical volatility. For the year ended December 31, 2019, there were no time and performance based stock options issued.

In addition, for share-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. For the performance restricted stock units granted in 2020, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the period ending December 31, 2020. For the performance restricted stock units granted in 2019, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the two year period ending December 31, 2020.  For the performance restricted stock units granted in 2018, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2020. For the 2020 award, fifty percent of the target award was determined based on our revenue target and fifty percent of the award was determined based on adjusted earnings per share achievements. Our revenue target was not achieved and fifty percent of the adjusted earnings per share targets were achieved. For the 2019 award, fifty percent of the target award was determined based on our revenue compounded annual growth rate achievements and fifty percent of the award was determined based on adjusted earnings per share achievements. Our revenue compounded annual growth rate target was not achieved and the adjusted earnings per share target was achieved. There is a relative total shareholder return modifier that can increase or decrease the payout. For the 2018 award, twenty five percent of the target award was determined based on our revenue compounded annual growth rate achievements, twenty five percent of the target award was based on our relative total shareholder return and fifty percent of the award was determined based on free cash flow achievements.  None of the targets for the 2018 awards were achieved.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model.

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

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services. The long-term growth rates we used for each of our reporting units in our 2020 evaluation were between 1.5% and 2.5%.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used in our 2020 evaluation of our reporting units were between 11.50% and 12.75%.

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

During the first quarter of 2020, we determined that the significant decline in Nielsen’s market capitalization and impacts of the COVID-19 pandemic indicated that there was a triggering event for an interim assessment.  As a result of this, we performed an interim goodwill impairment analysis and determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill). As such, there was no impairment.

There was no impairment or indicators of impairment noted in the October 1, 2020 assessment. The fair values exceeded carrying values by more than 20% for each of our reporting units.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. As a result of this analysis, we concluded that the fair value was less than the carrying amount for one of our indefinite-lived trade names and recorded a non-cash impairment charge of $88 million within the Connect reporting unit.  The impairment was primarily a result of change in market comparable data inputs utilized in establishing the discount rate, which resulted in a higher discount rate in the valuation, as well as slightly downward revisions of management’s forecasts of future revenues.  There was no impairment noted in any period presented with respect to the Company’s other indefinite-lived intangible assets.

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

The discount rate is the rate at which the benefit obligations could be effectively settled. For our U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. For the non-U.S. plans, the discount rate is set by reference to market yields on high-quality corporate bonds. We believe the timing and amount of cash flows related to the bonds in these portfolios are expected to match the estimated payment benefit streams of our plans.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 4.7% for the year ended December 31, 2020, 4.3% for the year ended December 31, 2019 and 4.4% for the year ended December 31, 2018. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

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

Income Taxes

We have a presence in more than 90 countries, and our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in where or how we do business, acquisitions or dispositions, audit-related developments, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Additionally, our effective tax rate can fluctuate based on the level of pre-tax income or loss. For example, the impact of non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

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

The Company’s other long-lived asset impairment assessments resulted in the recognition of a non-cash impairment charge of $96 million for the year ended December 31, 2020. No impairment indicators were noted for other long-lived assets for the year ended December 31, 2019.

Factors Affecting Nielsen’s Financial Results

Acquisitions, Dispositions and Investments in Affiliates

Acquisitions

For the year ended December 31, 2020, we paid cash consideration of $30 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on our consolidated results of operations would not have been material.

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

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
U.S. Dollar	59%	58%	57%
Euro	11%	10%	11%
Other Currencies	30%	32%	32%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.14 to €1.00, $1.12 to €1.00 and $1.18 to €1.00 for the years ended December 31, 2020, 2019 and 2018, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Years Ended December 31, 2020, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts included in our consolidated statements of operations:

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Revenues	$6,290	$6,498	$6,515
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,760	2,822	2,805
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,872	1,929	1,958
Depreciation and amortization	864	756	675
Impairment of goodwill and other long-lived assets	184	1,004	1,413
Restructuring charges	144	80	139
Operating income/(loss)	466	(93)	(475)
Interest income	2	6	8
Interest expense	(371)	(397)	(394)
Foreign currency exchange transaction gains/(losses), net	(9)	(10)	(16)
Other income/(expense), net	(14)	(169)	(5)
Income/(loss) before income taxes and equity in net income/(loss) of affiliates	74	(663)	(882)
Benefit/(provision) for income taxes	(67)	260	182
Net income/(loss)	7	(403)	(700)
Net income/(loss) attributable to noncontrolling interests	13	12	12
Net income/(loss) attributable to Nielsen shareholders	$(6)	$(415)	$(712)

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

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Net income/(loss) attributable to Nielsen shareholders	$(6)	$(415)	$(712)
Interest expense, net	369	391	386
(Benefit)/provision for income taxes	67	(260)	(182)
Depreciation and amortization	864	756	675
EBITDA	1,294	472	167
Other non-operating (income)/expense, net(a)	36	191	33
Restructuring charges	144	80	139
Impairment of goodwill and other long-lived assets	184	1,004	1,413
Share-based compensation expense	53	50	35
Separation-related costs(b)	123	-	-
Other items(c)	48	56	63
Adjusted EBITDA	$1,882	$1,853	$1,850

(a)

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

(c)

For the year ended December 31, 2020 other items primarily consists of business optimization costs and transaction related costs. For the years ended December 31, 2019 and 2018 other items primarily consists of business optimization costs, including strategic review costs and transaction related costs.

Consolidated Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

Revenues decreased 3.2% to $6,290 million for the year ended December 31, 2020 from $6,498 million for the year ended December 31, 2019, or a decrease of 2.3% on a constant currency basis. Revenues within our Connect segment decreased 4.2%, or a decrease of 2.4% on a constant currency basis. Revenues within our Media segment decreased 2.3% on a reported and constant currency basis. Refer to the “Business Segment Results” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 2.2% to $2,760 million for the year ended December 31, 2020 from $2,822 million for the year ended December 31, 2019, or a decrease of 1.4% on a constant currency basis.

Costs within our Connect segment decreased 3.6%, or a decrease of 2.4% on a constant currency basis, primarily due to temporary actions taken in response to the COVID-19 pandemic, our productivity initiatives and lower variable costs associated with lower revenues.

Costs within our Media segment increased 1.2%, or an increase of 1.3% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by temporary actions taken in response to the COVID-19 pandemic and productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 3.0% to $1,872 million for the year ended December 31, 2020 from $1,929 million for the year ended December 31, 2019, or a decrease of 2.2% on a constant currency basis.

Costs within our Connect segment decreased 9.3%, or a decrease of 7.9% on a constant currency basis primarily due to temporary actions taken in response to the COVID-19 pandemic and the impact of our optimization plan and other productivity initiatives.

Costs within our Media segment decreased 11.4% on a reported and constant currency basis. Selling, general and administrative expenses decreased on a constant currency basis primarily due to temporary actions taken in response to the COVID-19 pandemic and the impact of our optimization plan and other productivity initiatives.

Costs within our Corporate segment increased 157.8% on a reported and constant currency basis, primarily due to separation-related costs relating to the separation of our Global Connect business from our Global Media business. These costs include third-party advisor costs, technology and other similar costs associated with separating the businesses and operations.

Depreciation and Amortization

Depreciation and amortization expense was $864 million for the year ended December 31, 2020 as compared to $756 million for the year ended December 31, 2019. This increase was primarily due to higher depreciation and amortization expense associated with more assets in use, partially offset by lower depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $197 million for the year ended December 31, 2020 from $205 million for the year December 31, 2019.

Impairment of Goodwill and other Long-Lived Assets

During 2020, we recorded a non-cash impairment charge of other long-lived assets of $96 million of which $58 million was recorded within our Media segment and $38 million was recorded within our Connect segment related to management’s decision to exit certain smaller, underperforming markets and non-core businesses as well as a change in the extent to which certain self-developed software would be utilized.  We recorded a non-cash charge of $88 million within our Connect segment for the impairment of an indefinite-lived trade name related to our annual impairment testing.

During 2019, we recorded a non-cash goodwill impairment charge of $1,004 million. This charge was recorded within our Connect reporting unit.

Restructuring Charges

In June 2020, we announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. The plan was substantially completed in 2020. Cash payments for the severance costs will continue into late 2021.

We recorded $144 million in restructuring charges for the year ended December 31, 2020. These charges primarily related to severance costs associated with employee separation packages.

We recorded $80 million in restructuring charges, primarily related to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives for the year ended December 31, 2019.

Operating Income/(loss)

Operating income for the year ended December 31, 2020 was $466 million compared to operating loss of $93 million for the year ended December 31, 2019. Operating loss within our Connect segment was $64 million for the year ended December 31, 2020 compared to operating loss of $877 million for the year ended December 31, 2019. Operating income within our Media segment decreased to $782 million for the year ended December 31, 2020 from $930 million for the year ended December 31, 2019. Corporate operating expenses increased to $252 million for the year ended December 31, 2020 from $146 million for the year ended December 31, 2019.

Interest Expense

Interest expense was $371 million for the year ended December 31, 2020 compared to $397 million for the year ended December 31, 2019. This decrease was primarily due to slightly lower USD LIBOR interest rates on our senior secured term loans without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.14 to €1.00 and $1.12 to €1.00 for the years ended December 31, 2020 and 2019, respectively.

We realized net losses of $9 million and $10 million for the years ended December 31, 2020 and 2019, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net of $14 million for the year ended December 31, 2020, was primarily related to certain costs incurred in connection with our debt refinancing transactions, as well as the write-off of certain previously deferred financing fees in conjunction with the refinancing, certain non-service related pension costs, and loss from business disposition, partially offset by a gain on sale from equity method investments.

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

Income/(Loss) Before Income Taxes and Equity in Net Income of Affiliates

Income was $74 million for the year ended December 31, 2020 compared to a loss of $663 million for the year ended December 31, 2019 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the years ended December 31, 2020 and 2019 were 91% and 39%, respectively.

Our effective tax rate benefit of 91% for the year ended December 31, 2020 was higher than the UK statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, increases in valuation allowances, taxable transactions related to the separation, and withholding and foreign taxes as well as state and local income taxes offset by the favorable impact of changes in estimates for uncertain tax positions and audit settlements, research and development credits, and the effect of global licensing activities. Our effective tax rate for the year ended December 31, 2019 was higher than the UK statutory rate as a result of the impact of goodwill impairment, tax rate differences in other jurisdictions where the Company files tax returns, post-retirement settlements,  and withholding and foreign taxes as well as state and local income taxes offset by the favorable impact of changes in estimates for uncertain tax positions and audit settlements, decreases in valuation allowances, the effect of global licensing activities, and certain financing activities.

At December 31, 2020 and 2019, we had gross uncertain tax positions of $149 million and $164 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2020 and 2019 of $26 million and $25 million, respectively.

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

Adjusted EBITDA

Adjusted EBITDA increased 1.6% to $1,882 million for the year ended December 31, 2020 from $1,853 million for the year ended December 31, 2019, or an increase of 2.7% on a constant currency basis. Our Adjusted EBITDA margin increased to 29.92% for the year ended December 31, 2020 from 28.52% for the year ended December 31, 2019. See “Results of Operations – Years Ended December 31, 2020, 2019 and 2018” for the reconciliation of net income/(loss) to Adjusted EBITDA.

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

Adjusted EBITDA

Adjusted EBITDA increased 0.2% to $1,853 million for the year ended December 31, 2019 from $1,850 million for the year ended December 31, 2018, or an increase of 1.4% on a constant currency basis. Our Adjusted EBITDA margin increased to 28.52% for the year ended December 31, 2019 from 28.40% for the year ended December 31, 2018. See “Results of Operations – Years Ended December 31, 2020, 2019 and 2018” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2020 compared to the year ended December 31, 2019, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2020	Year Ended December 31, 2019	% Variance 2020 vs. 2019 Reported	Year Ended December 31, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Measure	$2,073	$2,161	(4.1)%	$2,115	(2.0)%
Predict/Activate	856	896	(4.5)%	886	(3.4)%
Connect Segment	$2,929	$3,057	(4.2)%	$3,001	(2.4)%

Audience Measurement	$2,455	$2,471	(0.6)%	$2,468	(0.5)%
Plan/Optimize	906	970	(6.6)%	971	(6.7)%
Media Segment	3,361	3,441	(2.3)%	3,439	(2.3)%
Total	$6,290	$6,498	(3.2)%	$6,440	(2.3)%

Connect Segment Revenues

Revenues decreased 4.2% to $2,929 million for the year ended December 31, 2020 from $3,057 million for the year ended December 31, 2019, or a decrease of 2.4% on a constant currency basis. Revenues from Measure decreased 4.1% to $2,073 million, or a decrease of 2.0% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on retail measurement services. Revenues from Predict/Activate decreased 4.5% to $856 million, or a decrease of 3.4% on a constant currency basis, reflecting the impact of the COVID-19 pandemic, particularly in custom insights, partially offset by the January 2020 acquisition of Precima.

Media Segment Revenues

Revenues decreased 2.3% to $3,361 million for the year ended December 31, 2020 from $3,441 million for the year ended December 31, 2019, or a decrease of 2.3% on a constant currency basis. Revenues from Audience Measurement decreased 0.6%, or a decrease of 0.5% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on sports and non-contracted revenue and pressure in local television. Plan/Optimize revenues decreased 6.6%, or a decrease of 6.7% on a constant currency basis, primarily reflecting the impact of the COVID-19 pandemic on sports, Gracenote auto and short-cycle revenue.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segments and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the years ended December 31, 2020 and 2019, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, impairment of goodwill and other long-lived assets, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(IN MILLIONS)	Connect	Media	Corporate	Total
Year Ended December 31, 2020
Operating income/(loss)	$(64)	$782	$(252)	$466
Depreciation and amortization	267	589	8	864
Impairment of goodwill other long-lived assets	126	58	—	184
Restructuring charges	107	26	11	144
Share-based compensation expense	15	15	23	53
Separation-related costs(1)	2	3	118	123
Other items(2)	1	1	46	48
Non-GAAP Business segment income/(loss)	$454	$1,474	$(46)	$1,882

(IN MILLIONS)	Connect	Media	Corporate	Total
Year Ended December 31, 2019
Operating income/(loss)	$(877)	$930	$(146)	$(93)
Depreciation and amortization	231	518	7	756
Impairment of goodwill and other long-lived assets	1,004	—	—	1,004
Restructuring charges	49	15	16	80
Share-based compensation expense	15	13	22	50
Other items(2)	—	—	56	56
Non-GAAP Business segment income/(loss)	$422	$1,476	$(45)	$1,853

(1)

Separation-related costs consist of costs that would not have been incurred if we were not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(2)

Other Items primarily consists of business optimization costs and transaction related costs for the year ended December 31, 2020. For the year ended December 31, 2019, other items primarily consists of business optimization costs, including strategic review costs and transaction related costs.

(IN MILLIONS)	Year Ended December 31, 2020	Year Ended December 31, 2019	% Variance 2020 vs. 2019 Reported	Year Ended December 31, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$454	$422	7.6%	$402	12.9%
Media	1,474	1,476	(0.1)%	1,476	(0.1)%
Corporate and Eliminations	(46)	(45)	NA	(46)	NA
Total Nielsen	$1,882	$1,853	1.6%	$1,832	2.7%

Connect Segment Profitability

Operating loss was $64 million for the year ended December 31, 2020 as compared to operating loss of $877 million for the year ended December 31, 2019. The increase was primarily driven by the goodwill impairment for the year ended December 31, 2019, partially offset by the revenue decrease due to the COVID-19 pandemic discussed above, higher restructuring charges, higher depreciation and amortization expense and the impairment of other long-lived assets for the year ended December 31, 2020. Non-GAAP business segment income increased 12.9% on a constant currency basis.

Media Segment Profitability

Operating income was $782 million for the year ended December 31, 2020 as compared to $930 million for the year ended December 31, 2019. The decrease was driven primarily by the revenue decrease due to the COVID-19 pandemic discussed above, higher depreciation and amortization expense, higher restructuring charges and the impairment of other long-lived assets for the year ended December 31, 2020. Non-GAAP business segment income decreased 0.1% on a constant currency basis.

Corporate Expenses and Eliminations

Operating expenses were $252 million for the year ended December 31, 2020 as compared to $146 million for the year ended December 31, 2019. The increase was driven primarily by separation-related costs for the year ended December 31, 2020.

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

(IN MILLIONS)	Connect	Media	Corporate	Total
Year Ended December 31, 2019
Operating income/(loss)	$(877)	$930	$(146)	$(93)
Depreciation and amortization	231	518	7	756
Impairment of goodwill and other long-lived assets	1,004	—	—	1,004
Restructuring charges	49	15	16	80
Share-based compensation expense	15	13	22	50
Other items(1)	—	—	56	56
Non-GAAP Business segment income/(loss)	$422	$1,476	$(45)	$1,853

(IN MILLIONS)	Connect	Media	Corporate	Total
Year Ended December 31, 2018
Operating income/(loss)	$(1,329)	$998	$(144)	$(475)
Depreciation and amortization	223	444	8	675
Impairment of goodwill and other long-lived assets	(1,411)	—	2	(1,413)
Restructuring charges	101	23	15	139
Share-based compensation expense	14	11	10	35
Other items(1)	—	—	63	63
Non-GAAP Business segment income/(loss)	$420	$1,476	$(46)	$1,850

(1)	For the years ended December 31, 2019 and 2018 other items primarily consists of business optimization costs, including strategic review costs and transaction related costs.

(IN MILLIONS)	Year Ended December 31, 2019	Year Ended December 31, 2018	% Variance 2019 vs. 2018 Reported	Year Ended December 31, 2018 Constant Currency	% Variance 2019 vs. 2018 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Connect	$422	$420	0.5%	$402	5.0%
Media	1,476	1,476	0.0%	1,470	0.4%
Corporate and Eliminations	(45)	(46)	NA	(45)	NA
Total Nielsen	$1,853	$1,850	0.2%	$1,827	1.4%

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

Liquidity and Capital Resources

Cash flows from operations provided a source of funds of $999 million, $1,066 million and $1,058 million during the years ended December 31, 2020, 2019 and 2018, respectively. This decrease in net cash provided in operating activities was primarily due to higher employee annual incentive payments and higher restructuring payments, partially offset by working capital timing and lower income tax payments and interest payments.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2020, 2019 and 2018:

(IN MILLIONS)	2020	2019	2018
Net cash from operating activities	$999	$1,066	$1,058
Cash and short-term marketable securities	$610	$454	$524
Revolving credit facility	$850	$850	$850

Of the $610 million in cash and cash equivalents at December 31, 2020, approximately $355 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the last three years.

	2020	2019	2018
Weighted average interest rate	4.02%	4.40%	4.67%
Cash paid for interest, net of amounts capitalized (in millions)	$358	$386	$380

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

Long-term borrowings

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2020:

	Weighted
	Interest	Carrying
(IN MILLIONS)	Rate	Amount
$1,125 million Senior secured term loan (LIBOR based variable rate of 1.90%) due 2023		$1,050
$2,303 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2023		2,239
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		359
€660 million Senior secured term loan (Euro LIBOR based variable rate of 3.75%) due 2025		789
$550 million Senior secured term loan (LIBOR based variable rate of 4.75%) due 2025		534
$850 million Senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—
Total senior secured credit facilities (with weighted-average interest rate)	2.95%	4,971
$425 million 5.500% senior debenture loan due 2021		150
$2,300 million 5.000% senior debenture loan due 2022		824
$500 million 5.000% senior debenture loan due 2025		497
$1,000 million 5.625% senior debenture loan due 2028		985
$750 million 5.875% senior debenture loan due 2030		739
Total debenture loans (with weighted-average interest rate)	5.69%	3,195
Other loans		—
Total long-term debt	4.02%	8,166
Finance lease and other financing obligations		141
Total debt and other financing arrangements		8,307
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		293
Non-current portion of long-term debt and finance lease and other financing obligations		$8,014

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

The Credit Agreement contains substantially the same affirmative and negative covenants as those of the Existing Credit Agreement, however, the Credit Agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by us. The obligations under the Credit Agreement are secured on a pari passu basis with the obligations under the Existing Credit Agreement.

We wrote-off certain previously deferred financing fees of $1 million associated with the June 2020 debt refinancing and capitalized certain fees in connection with the refinancing of $9 million.

In July, 2020, we entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Pursuant to Amendment No. 1, we incurred new Euro Term B-3 Loans in an aggregate principal amount of €240 million (the “Incremental Euro Term B-3 Loans”), thereby increasing the outstanding amount of existing Euro Term B-3 Loans under the Credit Agreement, as amended by Amendment No. 1, to approximately €660 million. The proceeds of the Incremental Euro Term B-3 Loans were used by us to prepay the €545 million Senior secured term loan due 2023 under the Existing Credit Agreement in an aggregate principal amount of €240 million and all accrued interest and expenses.

The Incremental Euro Term B-3 Loans are subject to the same terms, maturity date and interest rate as the existing Euro Term B-3 Loans. The Incremental Euro Term B-3 Loans are subject to customary affirmative and negative covenants and events of default.

In July, 2020, we entered into the Sixth Amended and Restated Credit Agreement (the “Amendment Agreement”) amending and restating the Existing Credit Agreement. The modifications in the agreement primarily conform the covenants and certain other terms to the terms of the Credit Agreement. The Amendment Agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by us.

We wrote-off certain previously deferred financing fees and incurred new fees as part of the July financings of $3 million and capitalized certain fees in connection with the July financings of $5 million.

Debenture Loans

The indentures governing the Senior Notes limit the majority of our subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase its capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, we are required under each indenture to make an offer to redeem all of the Senior Notes issued pursuant to such indenture at a redemption price equal to the 101% of the aggregate principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by us, substantially all of our wholly owned material U.S. subsidiaries and certain of our non-U.S. wholly-owned subsidiaries.

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

We will pay interest on the 2028 Notes at a rate of 5.625% per annum and on the 2030 Notes at a rate of 5.875% per annum, in each case semiannually on the interest payment dates provided in the applicable indenture governing such series of Senior Notes.

Concurrent with this issuance we called for partial redemption of $275 million of the $425 million outstanding aggregate principal amount of the 5.500% Senior Notes due 2021  (the “2021 Notes”) effective October 9, 2020, $725 million of the $2,300 million outstanding aggregate principal amount of the 5.000% Senior Notes due 2022 (the “2022 Notes”) effective October 9, 2020 and $750 million of the $2,300 million outstanding aggregate principal amount of the 2022 Notes effective October 10, 2020, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable partial redemption date.  We wrote-off certain previously deferred financing fees of $4 million in connection with the October 2020 redemptions.

Covenants

The Amendment Agreement and the Credit Agreement, as amended by Amendment No. 1 (together the “Secured Credit Agreements”)contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $1.9 billion at December 31, 2020. The Amendment Agreement contains a total leverage covenant that requires the Covenant Parties (as defined in the Amendment Agreement) maintain a ratio of Consolidated Total Net Debt (as defined in the Amendment Agreement) to Consolidated EBITDA (as defined in the Amendment Agreement) at or below 5.50 to 1.00, measured at the end of each calendar quarter for the four quarters most recently ended. Neither we nor TNC B.V. is currently bound by any financial or negative covenants contained in the Secured Credit Agreements. The Secured Credit Agreements also contain certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with the financial covenant described above would result in an event of default under our Amendment Agreement unless waived by certain of our term lenders and our revolving lenders. An event of default under our Amendment Agreement can result in the acceleration of our indebtedness under the facilities thereunder, which in turn would result in an event of default and possible acceleration of indebtedness under the Credit Agreement, as amended by Amendment No. 1, and the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Amendment Agreement and this covenant are material to us. As of December 31, 2020, we were in full compliance with the financial covenant described above.

Pursuant to the terms of our Secured Credit Agreements, we are subject to making mandatory prepayments on the term loans outstanding thereunder to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Secured Credit Agreements. The percentage of ECF that must be applied as a repayment under either Secured Credit Agreement is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments and permanent reductions of revolving credit commitments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the applicable lenders. At December 31, 2020, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2021 results, and although we do not expect to be required to issue any mandatory repayments in 2021 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2020, we had zero borrowings outstanding and outstanding letters of credit of $18 million.  As of December 31, 2019, we had zero borrowings outstanding and outstanding letters of credit of $17 million. As of December 31, 2020, we had $832 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy which was adopted by our Board of Directors ("Board") in 2013. Under this plan we have paid $86 million and $395 million in cash dividends during the years ended December 31, 2020 and 2019, respectively. On November 3, 2019, the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening our balance sheet and providing added flexibility to invest for growth.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2019 and 2020.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06

On February 4, 2021, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on March 18, 2021 to shareholders of record at the close of business on March 4, 2021.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted us on August 6, 2015 and which has been extended by the authority approved by our shareholders at its annual general meeting held on May 12, 2020 (which authority will expire on May 12, 2025).

.

As of December 31, 2020, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the year ended December 31, 2020.

Cash Flows 2020 versus 2019

Operating activities. Net cash provided by operating activities was $999 million for the year ended December 31, 2020, compared to $1,066 million for the year ended December 31, 2019. This decrease in net cash provided in operating activities was primarily due to higher employee annual incentive payments and higher restructuring payments, partially offset by working capital timing and lower income tax payments and interest payments. Our key collections performance measure, days billing outstanding (DBO), increased by 3 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $537 million for the year ended December 31, 2020, compared to $582 million for the year ended December 31, 2019. The primary drivers for the decrease was lower acquisition payments and a decrease in purchases of equity investments during the year ended December 31, 2020 as compared to the same period for 2019.

Financing activities. Net cash used in financing activities was $307 million for the year ended December 31, 2020, compared to $544 million for the year ended December 31, 2019. The decrease in net cash used in financing activities was primarily due to the decrease in cash dividends, as described in “Dividends and Share Repurchase Program”, partially offset by the net proceeds from debt issuances and repayments compared to the same period for 2019.

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

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $519 million, $519 million and $520 million in 2020, 2019 and 2018, respectively. In addition, the Company received zero, zero and $4 million of proceeds from the sale of certain property, plant and equipment and other assets during the years ended December 31, 2020, 2019 and 2018, respectively.

Commitments and Contingencies

Outsourced Services Agreements

In July 2019, we amended our Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduces the amount of services we have committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1,413 billion, including a commitment to purchase at least $275 million in services during 2019, at least $250 million in services during 2020, $184.3 million in services per year from 2021 through 2024, and $137.8 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). TCS’s charges under existing and future statements of work (“SOW”) pursuant to the MSA will continue to be credited against the Minimum Commitment and the Annual Commitment and the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable, will continue to be available to reduce the Minimum and Annual Commitment Amounts as they occur. The parties also agreed to certain other commercial terms. However, the other material terms of the MSA as reflected in the MSA and as previously disclosed remain unchanged. As of December 31, 2020, the remaining TCS commitment was approximately $875 million.

Other Contractual Obligations

Our other contractual obligations include finance lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

At December 31, 2020, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax positions at December 31, 2020, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $175 million in uncertain tax positions (which includes interest and penalties of $26 million) have been excluded from the contractual obligations table below. See Note 15 – “Income Taxes” – to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2021	2022	2023	2024	2025	Thereafter
Finance lease obligations(a)	$152	$59	$43	$33	$11	$1	$5
Operating leases(b)	548	123	105	73	51	33	163
Other contractual obligations(c)	1,310	447	279	256	186	139	3
Long-term debt, including current portion(a)	8,166	224	915	3,486	10	1,793	1,738
Interest(d)	1,415	311	286	225	180	124	289
Pension fund obligations(e)	32	32	—	—	—	—	—
Total	$11,623	$1,196	$1,628	$4,073	$438	$2,090	$2,198

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
(c)

Other contractual obligations represent obligations under agreements, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing including cloud services. Our remaining commitments as of December 31, 2020, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments. As of December 31, 2020, the remaining TCS commitment was approximately $875 million.

(d)	Interest payments consists of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2020.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $37 million, $28 million and $29 million during 2020, 2019 and 2018, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2021. See Note 11 – “Pensions and Other Post-Retirement Benefits” – to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2020, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $18 million at December 31, 2020.

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy (now “Connect”) segment, Our preparedness for changes in global data privacy laws and our reliance on third-party data. We moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against us and our officers were dismissed, while others were sustained. Discovery is in its early stages and is ongoing. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit was stayed pending resolution of our motion to dismiss the aforementioned securities litigation. We anticipate an amended complaint will be filed in the coming months. We intend to defend these lawsuits vigorously. Based on currently available information, we believe that we have meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

As previously disclosed in the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021, five lawsuits were filed relating to the Proposed Connect Transaction in federal and state courts, including one purported class action lawsuit, by purported Nielsen shareholders against us and the members of our Board of Directors (collectively, the “Actions”). The Actions generally alleged that the proxy statement filed by us in connection with the Transaction misrepresented and/or omitted certain purportedly material information and asserted violations of Sections 14(a) and 20(a) of the Exchange Act and the rules promulgated thereunder or negligent and fraudulent misrepresentation and concealment in violation of New York common law and breach of duty of disclosure under the laws of England and Wales. The alleged material misstatements and omissions related to, among other topics, certain forecasted financial information for the Global Connect business prepared by our management, the opinion of J.P. Morgan Securities LLC (“J.P. Morgan”), our financial advisor, in connection with the Proposed Connect Transaction, the interests of our directors and officers in the Transaction and certain background events that occurred in connection with the Proposed Connect Transaction. The plaintiffs in each of the Actions sought, among other things, an injunction against the consummation of the Transaction or, in the alternative, rescission damages, as well as an award of costs and expenses (including attorneys’ and experts’ fees and expenses). On February 1, 2021, we filed a Current Report on Form 8-K with the SEC voluntarily making supplemental disclosures related to the Proposed Connect Transaction. In light of the supplemental disclosures, the plaintiffs in the Actions agreed to dismiss their claims with prejudice as to the named plaintiffs only and without prejudice to all other members of the putative class. As of February 25, 2021, the four Actions filed in federal court have been voluntarily dismissed and the parties in the state court action have filed a stipulation and proposed order of voluntary discontinuance with the court.

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

Compensation-Retirement Benefits-Defined Benefit Plans-General

Effective December 31, 2020, we adopted ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. Upon adoption, this new standard did not have a significant impact on our disclosures.

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We will adopt this guidance when it becomes effective, in the first quarter of 2021, and the impact on our financial statements is not expected to be material.

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

For the years ended December 31, 2020 and 2019, we recorded a net loss of $2 million and a net gain of $1 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our consolidated statements of operations. As of December 31, 2020 and 2019, the notional amounts of outstanding foreign currency derivative financial instruments were $68 million and $125 million, respectively.

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2020 and 2019:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2020
Revenues	59%	11%	30%
Operating costs	61%	10%	29%
Year ended December 31, 2019
Revenues	58%	10%	32%
Operating costs	56%	11%	33%

Based on the year ended December 31, 2020, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $6 million annually, with an immaterial impact on operating income/(loss).

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2020, we had $4,971 million of floating-rate debt under our senior secured credit facilities, of which $1,300 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $37 million ($50 million without giving effect to any of our interest rate swaps).

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

Management has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2020.

Ernst & Young LLP, independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting. The Company’s financial statements included in this annual report on Form 10-K also have been audited by Ernst & Young LLP. Their reports follow.

/s/ David Kenny	/s/ Linda Zukauckas
David Kenny	Linda Zukauckas
Chief Executive Officer	Chief Financial Officer

February 25, 2021	February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nielsen Holdings plc

Opinion on Internal Control over Financial Reporting

We have audited Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Nielsen Holdings plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019,  the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index to Financial Statements in Item 8 and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nielsen Holdings plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nielsen Holdings plc (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index to Financial Statements in Item 8 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Recoverability of indefinite-lived trade name
Description of the Matter

As more fully described in Note 6 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually or more frequently if an event occurs or circumstances change that require the performance of an interim impairment assessment. As a result of the annual impairment test of the indefinite-lived trade names, the Company concluded that one of its indefinite-lived trade name assets was impaired and recorded an $88 million impairment charge.

Auditing management’s indefinite-lived intangible asset impairment test involved especially complex and subjective auditor judgment due to the estimation required in determining the fair value of the indefinite-lived trade name. The estimate of fair value of the trade name is determined using the “relief from royalty” discounted cash flow valuation methodology. The estimate of fair value was sensitive to significant assumptions such as the Company’s business projections, long term revenue growth rate, royalty rate, and discount rate. Specifically, the Company’s growth assumptions can be affected adversely by changes in expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment review process. For example, we tested controls over the Company’s business projections process as well as controls over the review of the significant assumptions including the long-term revenue growth rate, royalty rate, and discount rate.

To test the estimated fair value of the trade name, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the trade name.  We involved valuation specialists to assist in our evaluation of the Company’s analysis, valuation methodology and significant assumptions.

Internally Developed Software
Description of the Matter

As more fully described in Note 6 to the consolidated financial statements, the Company internally develops software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred; costs incurred to produce the finished product after technological feasibility are capitalized as an intangible asset. At December 31, 2020, the net book value of internally developed software is approximately $1.2 billion.

Auditing the Company’s accounting for the capitalization of its internally developed software involved especially challenging and subjective auditor judgment because of the degree of subjectivity involved in assessing which projects met the applicable accounting requirements.

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

Recoverability of Deferred Tax Assets
Description of the Matter

As more fully described in Note 15 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. At December 31, 2020, the Company had deferred tax assets before valuation allowances of $1.3 billion.

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

New York, New York

February 25, 2021

Nielsen Holdings plc

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2020	2019	2018
Revenues	$6,290	$6,498	$6,515
Cost of revenues, exclusive of depreciation and amortization shown separately below	2,760	2,822	2,805
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,872	1,929	1,958
Depreciation and amortization	864	756	675
Impairment of goodwill and other long-lived assets	184	1,004	1,413
Restructuring charges	144	80	139
Operating income/(loss)	466	(93)	(475)
Interest income	2	6	8
Interest expense	(371)	(397)	(394)
Foreign currency exchange transaction gains/(losses), net	(9)	(10)	(16)
Other income/(expense), net	(14)	(169)	(5)
Income/(loss) from continuing operations before income taxes	74	(663)	(882)
Benefit/(provision) for income taxes	(67)	260	182
Net income/(loss)	7	(403)	(700)
Net income/(loss) attributable to noncontrolling interests	13	12	12
Net income/(loss) attributable to Nielsen shareholders	$(6)	$(415)	$(712)
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$(0.02)	$(1.17)	$(2.00)
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$(0.02)	$(1.17)	$(2.00)
Weighted-average shares of common stock outstanding, basic	356,860,635	355,731,862	355,601,564
Dilutive shares of common stock	—	—	—
Weighted-average shares of common stock outstanding, diluted	356,860,635	355,731,862	355,601,564
Dividends declared per common share	$0.24	$1.11	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Net income/(loss)	$7	$(403)	$(700)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	(45)	5	(170)
Changes in the fair value of cash flow hedges (2)	(20)	(30)	1
Defined benefit pension plan adjustments (3)	(35)	132	(2)
Total other comprehensive income/(loss)	(100)	107	(171)
Total comprehensive income/(loss)	(93)	(296)	(871)
Less: comprehensive income/(loss) attributable to noncontrolling interests	13	14	11
Total comprehensive income/(loss) attributable to Nielsen shareholders	$(106)	$(310)	$(882)

(1)	Net of tax of $9 million, $(4) million and $(6) million for the year ended December 31, 2020, 2019 and 2018 respectively.

(2)	Net of tax of $8 million, $11 million and $(1) million for the year ended December 31, 2020, 2019 and 2018 respectively.

(3)	Net of tax of $8 million, $(8) million and zero million for the year ended December 31, 2020, 2019 and 2018 respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings plc

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2020	2019
Assets:
Current assets
Cash and cash equivalents	$610	$454
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $41 and $28 as of December 31, 2020 and 2019, respectively	1,154	1,103
Prepaid expenses and other current assets	460	420
Total current assets	2,224	1,977
Non-current assets
Property, plant and equipment, net	447	466
Operating lease right-of-use asset	378	393
Goodwill	6,040	5,993
Other intangible assets, net	4,470	4,881
Deferred tax assets	281	276
Other non-current assets	295	333
Total assets	$14,135	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,209	$1,182
Deferred revenues	370	345
Income tax liabilities	42	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	293	914
Total current liabilities	1,914	2,501
Non-current liabilities
Long-term debt and finance lease obligations	8,014	7,395
Deferred tax liabilities	953	1,052
Operating lease liabilities	358	370
Other non-current liabilities	653	613
Total liabilities	11,892	11,931
Commitments and contingencies (Note 16)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 357,678,263 and 356,158,879 shares issued and 357,644,935 and 356,149,883 shares outstanding at December 31, 2020 and 2019, respectively	32	32
Additional paid-in capital	4,340	4,378
Retained earnings/(accumulated deficit)	(1,216)	(1,210)
Accumulated other comprehensive loss, net of income taxes	(1,105)	(1,005)
Total Nielsen shareholders’ equity	2,051	2,195
Noncontrolling interests	192	193
Total equity	2,243	2,388
Total liabilities and equity	$14,135	$14,319

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(IN MILLIONS)	2020	2019	2018
Operating Activities
Net income/(loss)	$7	$(403)	$(700)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	53	50	35
Deferred income tax	(69)	5	(514)
Currency exchange rate differences on financial transactions and other (gains)/losses	23	178	17
Equity in net income/(loss) of affiliates, net of dividends received	—	1	—
Depreciation and amortization	864	756	675
Impairment of goodwill and other long-lived assets	184	1,004	1,413
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(28)	4	95
Prepaid expenses and other assets	138	64	(76)
Accounts payable and other current liabilities and deferred revenues	(38)	(20)	(21)
Other non-current liabilities	(95)	(95)	(6)
Interest payable	13	11	14
Income taxes	(53)	(489)	126
Net cash provided by operating activities	999	1,066	1,058
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(30)	(61)	(43)
Proceeds from the sale of subsidiaries and affiliates, net	13	17	51
Additions to property, plant and equipment and other assets	(86)	(116)	(106)
Additions to intangible assets	(433)	(403)	(414)
Proceeds from the sale of property, plant and equipment and other assets	—	—	4
Other investing activities	(1)	(19)	2
Net cash used in by investing activities	(537)	(582)	(506)
Financing Activities
Net borrowings under revolving credit facility	—	—	—
Proceeds from issuances of debt, net of issuance costs	2,971	—	781
Repayment of debt	(3,092)	(57)	(819)
Cash dividends paid to shareholders	(86)	(395)	(494)
Repurchase of common stock	—	—	(70)
Activity from share-based compensation plans	(12)	(8)	15
Proceeds from employee stock purchase plan	3	4	5
Finance leases	(60)	(60)	(76)
Other financing activities	(31)	(28)	(18)
Net cash used in financing activities	(307)	(544)	(676)
Effect of exchange-rate changes on cash and cash equivalents	1	(10)	(8)
Net increase/(decrease) in cash and cash equivalents	156	(70)	(132)
Cash and cash equivalents at beginning of period	454	524	656
Cash and cash equivalents at end of period	$610	$454	$524
Supplemental Cash Flow Information
Cash paid for income taxes	$(189)	$(224)	$(206)
Cash paid for interest, net of amounts capitalized	$(358)	$(386)	$(380)

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2017	$32	$4,742	$411	$(610)	$10	$(340)	$4,245	$198	$4,443
Net income/(loss)	—	—	(712)	—	—	—	(712)	12	(700)
Currency translation adjustments, net of tax of $(6)	—	—	—	(169)	—	—	(169)	(1)	(170)
Cash flow hedges, net of tax of $(1)	—	—	—	—	1	—	1	—	1
Defined benefit pension plan adjustments net of tax of zero	—	—	—	—	—	(2)	(2)	—	(2)
Employee stock purchase plan	—	5	—	—	—	—	5	—	5
Dividends to shareholders	—	—	(494)	—	—	—	(494)	(13)	(507)
Common stock activity from share-based compensation plans	—	15	—	—	—	—	15	—	15
Repurchase of common stock	—	(70)	—	—	—	—	(70)	—	(70)
Share-based compensation expense	—	28	—	—	—	—	28	—	28
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	(415)	—	—	—	(415)	12	(403)
Currency translation adjustments, net of tax of $(4)	—	—	—	3	—	—	3	2	5
Cash flow hedges, net of tax of $11	—	—	—	—	(30)	—	(30)	—	(30)
Defined benefit pension plan adjustments, net of tax of $(8)	—	—	—	—	—	132	132	—	132
Capital contribution by a non-controlling partner	—	—	—	—	—	—	—	2	2
Divestiture of a non-controlling interest in a consolidated subsidiary	—	—	—	—	—	—	—	(2)	(2)
Employee stock purchase plan	—	4	—	—	—	—	4	—	4
Dividends to shareholders	—	(395)	—	—	—	—	(395)	(17)	(412)
Common stock activity from share-based compensation plans	—	(8)	—	—	—	—	(8)	—	(8)
Share-based compensation expense	—	57	—	—	—	—	57	—	57
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net income/(loss)	—	—	(6)	—	—	—	(6)	13	7
Currency translation adjustments, net of tax of $9	—	—	—	(45)	—	—	(45)	—	(45)
Cash flow hedges, net of tax of $8	—	—	—	—	(20)	—	(20)	—	(20)
Defined benefit pension plan adjustments, net of tax of $8	—	—	—	—	—	(35)	(35)	—	(35)
Capital contribution by a non-controlling partner	—	—	—	—	—	—	—	1	1
Employee stock purchase plan	—	4	—	—	—	—	4	—	4
Dividends to shareholders	—	(86)	—	—	—	—	(86)	(15)	(101)
Common stock activity from share-based compensation plans	—	(12)	—	—	—	—	(12)	—	(12)
Share-based compensation expense	—	56	—	—	—	—	56	—	56
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243

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

Nielsen is divided into two reporting segments: Nielsen Global Media (“Media”) and Nielsen Global Connect (“Connect”). Media provides media and advertising clients with unbiased and reliable metrics that create the shared understanding of the industry required for markets to function. Media helps clients to define exactly who they want to reach, as well as optimize the outcomes they can achieve. The company's cross-platform measurement strategy brings together the best of TV and digital measurement to ensure a more functional marketplace for the industry.

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

Nielsen has operations in over 90 countries, with its registered office located in Oxford, the United Kingdom and headquarters located in New York, United States.

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

On October 31, 2020, Nielsen entered into an agreement to sell its Global Connect business to affiliates of Advent International Corporation (“Advent”) (the “Transaction”), for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that will own the Global Connect business (the “Warrant”). The Transaction was unanimously approved by the Company’s Board of Directors and at a special meeting on February 11, 2021, Nielsen’s shareholders approved the Transaction.  The Transaction is subject to approval by regulatory approvals and other customary closing conditions; and the Proposed Connect Transaction is expected to close in the next 90 days.

On June 30, 2020, Nielsen announced a broad-based optimization plan (the “Restructuring Plan”) to drive permanent cost savings and operational efficiencies, as well as to position the Company for greater profitability and growth. The plan was substantially completed in 2020. For the year ended December 31, 2020, pre-tax restructuring charges were $144 million.

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to December 31, 2020 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Deferred Costs

Incremental direct costs incurred related to establishing or significantly expanding a panel in a designated market are deferred at the point when Nielsen determines them to be recoverable. Prior to this point, these costs are expensed as incurred. These deferred costs are typically amortized through cost of revenues over the original contract period beginning when the panel or infrastructure to service new clients is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with marketing/media research services. Advertising and marketing costs totaled $11 million, $18 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The effect of 7,743,535, 8,181,944 and 8,519,133 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, respectively, as such shares would have been anti-dilutive.

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

During the years ended December 31, 2020, 2019 and 2018, the Company sold $249 million, $360 million and $295 million, respectively, of accounts receivables to third parties and recorded an immaterial loss on the sale to interest expense, net in the consolidated statement of operations. As of December 31, 2020, 2019 and 2018, $30 million, $85 million and $105 million, respectively, of previously sold receivables, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities of the majority of the receivables sold during the year, for which the related costs are not significant. The proceeds of $249 million, $360 million and $295 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

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

Compensation-Retirement Benefits-Defined Benefit Plans-General

   Effective December 15, 2020, the Company adopted ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. Upon adoption, this new standard did not have a significant impact on Nielsen’s disclosures.

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. Nielsen will adopt this guidance when it becomes effective, in the first quarter of 2021, and the impact on our financial statements is not expected to be material.

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

The table below sets forth the Company’s revenue disaggregated within each segment by major product offerings and timing of revenue recognition.

(IN MILLIONS)	Year Ended December 31,
	2020	2019	2018
Connect Segment
Measure	$2,073	$2,161	$2,211
Predict/Activate	856	896	927
Connect	$2,929	$3,057	$3,138

Media Segment
Audience Measurement	$2,455	2,471	2,411
Plan/Optimize	906	970	966
Media	$3,361	$3,441	$3,377
Total	$6,290	$6,498	$6,515

Timing of revenue recognition
Products transferred at a point in time	$624	$576	$576
Products and services transferred over time	5,666	5,922	5,939
Total	$6,290	$6,498	$6,515

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	Year Ended December 31,
	2020	2019
Contract assets	$256	$218
Contract liabilities	$370	$346

The increase in the contract assets balance during the period was primarily due to $222 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of December 31, 2020, offset by $186 million of contract assets included in the December 31, 2019 balance that were invoiced to Nielsen’s clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period was primarily due to $339 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $324 million of revenue recognized during the period that had been included in the December 31, 2019 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2020, approximately $6.2 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for Nielsen’s services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 83% of these remaining performance obligations through December 31, 2022, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of December 31, 2020 and 2019, the balances of such capitalized costs were $16 million and $11 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for the year ended December 31, 2020 and 2019 was $7 million and $8 million, respectively. There was no impairment loss recorded in any of the periods recorded.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts rollforward incorporating expected credit losses for the years ended December 31, 2020 and 2019, respectively.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2020	$12	$8	$(4)	$1	$17
Year ended December 31, 2019	15	1	(4)	-	12

4. Business Acquisitions and Dispositions

For the year ended December 31, 2020, Nielsen paid cash consideration of $30 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2019, Nielsen paid cash consideration of $61 million associated with current period acquisitions, net of cash acquired. Had these 2019 acquisitions occurred as of January 1, 2019, the impact on Nielsen’s consolidated results of operations would not have been material

For the year ended December 31, 2018, Nielsen paid cash consideration of $43 million associated with current period acquisitions, net of cash acquired. Had these 2018 acquisitions occurred as of January 1, 2018, the impact on Nielsen’s consolidated results of operations would not have been material.

There were no discontinued operations for the years ended December 31, 2020, 2019 and 2018.

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

The components of lease expense were as follows:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$63	$62
Interest on lease liabilities	8	9
Total finance lease cost	71	71
Operating lease cost	126	123
Short-term lease costs	2	5
Sublease income	(3)	(3)
Total lease cost	$196	$196

Nielsen recognized rental income received under subleases from operating leases of $2 million, $3 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, Nielsen had aggregate future proceeds to be received under operating lease sub-lease guarantees of $4 million.

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$378	$393

Other current liabilities	114	110
Operating lease liabilities	358	370
Total operating lease liabilities	$472	$480

Finance leases
Property, plant and equipment, gross	$443	$393
Accumulated depreciation	(267)	(213)
Property, plant and equipment, net	176	180

Other intangible assets, gross	27	24
Accumulated amortization	(20)	(13)
Other intangible assets, net	7	11

Accounts payable and other current liabilities	57	53
Long-term debt and finance lease obligations	84	92
Total finance lease liabilities	$141	$145

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in finance leases	(8)	(9)
Operating cash flows used in operating leases	(105)	(126)
Financing cash flows used in finance leases	(60)	(60)
Right-of-use assets obtained in exchange for new finance lease liabilities	53	40
Right-of-use assets obtained in exchange for new operating lease liabilities	61	43
Weighted-average remaining lease term--finance leases	3 years	4 years
Weighted-average remaining lease term--operating leases	7 years	8 years
Weighted-average discount rate--finance leases	5.2%	6.2%
Weighted-average discount rate--operating leases	4.0%	4.5%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
2021	$123	$59
2022	105	43
2023	73	33
2024	51	11
2025	33	1
Thereafter	163	5
Total lease payments	548	152
Less imputed interest	(76)	(11)
Total	$472	$141

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

Nielsen conducted the annual assessment as of October 1, 2020 and concluded that there was no impairment.

Prior to the annual assessment date, during the first quarter of 2020, despite the excess fair value identified in our 2019 impairment assessment, we determined that the significant decline in Nielsen’s market capitalization and impacts of the COVID-19 pandemic indicated that there was a triggering event for an interim assessment. As a result, we reviewed our previous forecasts and assumptions based on our projections that are subject to various risks and uncertainties, including: forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, current discount rates, the reduction in Nielsen's market capitalization, and observable market transactions.

Based on our interim impairment assessment as of March 31, 2020, we determined that the estimated fair values of the reporting units exceeded their carrying values (including goodwill), thus no impairment was recorded.

Goodwill is stated at historical cost less accumulated impairments losses, if any.

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019, respectively.

(IN MILLIONS)	Connect	Media	Total
Balance, December 31, 2018	$1,337	$5,650	$6,987
Acquisitions, divestitures and other adjustments	8	12	20
Impairment	(1,004)	—	(1,004)
Effect of foreign currency translation	(10)	—	(10)
Balance, December 31, 2019	$331	$5,662	$5,993
Acquisitions, divestitures and other adjustments	20	(3)	17
Effect of foreign currency translation	9	21	30
Balance, December 31, 2020	$360	$5,680	$6,040
Cumulative impairments	$2,415	$376	$2,791

At December 31, 2020, $35 million of goodwill is expected to be deductible for income tax purposes.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. As a result of this testing, Nielsen concluded that the fair value was less than the carrying amount for our indefinite-lived intangible asset within our Connect segment and recorded a non-cash impairment charge of $88 million.  The impairment was primarily a result of change in market comparable data inputs utilized in establishing the discount rate, which resulted in a higher discount rate in the valuation, as well as slightly downward revisions of management’s forecasts of future revenues.   There was no impairment noted in any period presented with respect to the Company’s other indefinite-lived intangible asset compared to Nielsen’s last assessment.

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

During 2020, Nielsen decided to exit smaller, underperforming markets and non-core businesses and product line and concluded that this decision represented an impairment indicator for the long-lived assets within those markets and businesses. In addition, during the fourth quarter of 2020, Nielsen identified a change in the extent to which certain self-developed software would be utilized and concluded this represented an impairment indicator. To the extent that the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value. The non-cash impairment charge associated with amortizable intangibles of $43 million was recorded in the quarter ended December 31, 2020, which primarily related to internally developed software within our Connect Segment. The non-cash impairment charge was $88 million for the year ended December 31, 2020 of which $53 million was recorded within our Media Segment and $35 million was recorded within our Connect Segment.

There was no impairment or indicators of impairment noted in 2019 with respect to the Company’s amortizable intangible assets.

The table below summarizes the carrying value of such intangible assets and their estimated useful lives:

			Gross Amounts		Accumulated Amortization
	Estimated	Weighted	December 31,	December 31,	December 31,	December 31,
(IN MILLIONS)	Useful Lives	Average	2020	2019	2020	2019
Indefinite-lived intangibles:
Trade names and trademarks			$1,833	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	5-20 years	12 years	145	144	(116)	(109)
Customer-related intangibles	6-25 years	21 years	3,141	3,153	(1,926)	(1,764)
Covenants-not-to-compete	1-7 years	3 years	37	37	(37)	(36)
Content databases	12-16 years	12 years	168	168	(53)	(40)
Computer software	3-10 years	5 years	2,845	2,626	(1,601)	(1,260)
Patents and other	3-10 years	6 years	164	182	(130)	(141)
Total			$6,500	$6,310	$(3,863)	$(3,350)

The amortization expense for the years ended December 31, 2020, 2019 and 2018 was $694 million, $580 million and $490 million, respectively. These amounts include amortization expense associated with computer software of $508 million, $384 million and $283 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the net book value of purchased software and internally developed software was $32 million and $1,212 million, respectively.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2021	$637
2022	507
2023	375
2024	262
2025	213
Thereafter	643
Total	$2,637

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the years ended December 31, 2020 and 2019, respectively.

	Currency
	Translation	Cash Flow	Post Employment
(IN MILLIONS)	Adjustments	Hedges	Benefits	Total
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive income/(loss) before reclassifications	$(45)	$(37)	$(44)	$(126)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	17	9	26
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(45)	(20)	(35)	(100)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)

	Currency
	Translation	Cash Flow	Post Employment
(IN MILLIONS)	Adjustments	Hedges	Benefits	Total
Balance December 31, 2018	$(779)	$11	$(342)	$(1,110)
Other comprehensive income/(loss) before reclassifications	$5	$(23)	$(42)	$(60)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(7)	174	167
Net current period other comprehensive income/(loss)	5	(30)	132	107
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	2	—	—	2
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	3	(30)	132	105
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the years ended December 31, 2020 and 2019, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Income/(Loss)
Details about Accumulated Other Comprehensive			Affected Line Item in the
	Year Ended December 31,		Consolidated
Income components	2020	2019	Statement of Operations
Cash flow hedges
Interest rate contracts	$23	$(9)	Interest (income)/ expense
	(6)	2	(Benefit)/provision for income taxes
	$17	$(7)	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss	$17	$12	(a)
	(8)	6	(Benefit)/provision for income taxes
	$9	$18	Total, net of tax
Pension settlements	$-	$170	(b)
	-	(14)	(Benefit)/provision for income taxes
	$-	$156	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$9	$174
Total reclassification for the period	$26	$167	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.
(b)	See Note 11 “Pensions and Other Post-Retirement Benefits” for more information on the pension plan non-cash settlements referenced in this note.

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

During 2020, Nielsen concluded that the decision to exit smaller, underperforming markets and non-core businesses was an impairment indicator for the long-lived assets within those exits. Where the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value. During the year ended December 31, 2020, we recognized a pre-tax non-cash impairment charge associated with property, plant and equipment of $8 million.

The following tables summarizes the carrying value of our property, plant and equipment including the associated useful lives:

	Estimated	December 31,	December 31,
(IN MILLIONS)	Useful Life	2020	2019
Land and buildings	25-50 years	$359	$383
Information and communication equipment	3-10 years	1,174	1,108
Furniture, equipment and other	3-10 years	88	103
		1,621	1,594
Less accumulated depreciation and amortization		(1,174)	(1,128)
		$447	$466

Depreciation and amortization expense from operations related to property, plant and equipment was $154 million, $158 million and $169 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The above amounts include amortization expense on assets under finance leases and other financing obligations of $57 million, $62 million and $49 million for the years ended December 31, 2020, 2019 and 2018, respectively. Finance leases and other financing obligations are comprised primarily of land and buildings and information and communication equipment. See Note 5 “Leases” for further information on finance leases.

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

Investments include investments in affiliates and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for the years ended December 31, 2020, 2019 and 2018.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31,
(IN MILLIONS)	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$27	$27	$—	$—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (3)	—	—	—	—
Total	$29	$29	$—	$—
Liabilities:
Interest rate swap arrangements (3)	$52	$—	$52	$—
Deferred compensation liabilities (4)	27	27	—	—
Total	$79	$27	$52	$—

	December 31,
	2019	Level 1	Level 2		Level 3
Assets:
Plan assets for deferred compensation (1)	$26	$26		$—	$—
Investment in mutual funds (2)	2	2		—	—
Interest rate swap arrangements (3)	—	—	—	—	—
Total	$28	$28		$—	$—
Liabilities:
Interest rate swap arrangements (3)	$22	$—		$22	$—
Deferred compensation liabilities (4)	26	26		—	—
Total	$48	$26		$22	$—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2020, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of December 31, 2020, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date

$250,000,000	October 2021
$250,000,000	July 2022
$150,000,000	April 2023
$250,000,000	May 2023
$250,000,000	June 2023
$150,000,000	July 2023

The effect of cash flow hedge accounting on the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018:

	Interest Expense
	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$371	$397	$394
Amount of (gain)/loss reclassified from accumulated other comprehensive income/(loss) into income, net of tax	$17	$(7)	$(5)
Amount of income/(loss) reclassified from accumulated other comprehensive income/(loss) into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—

Nielsen expects to recognize approximately $25 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Foreign Currency Exchange Risk

During the years ended December 31, 2020 and 2019, Nielsen recorded a net loss of $2 million and a net gain of $1 million respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in Nielsen’s consolidated statements of operations.  As of December 31, 2020 and 2019, the notional amounts of the outstanding foreign currency derivative financial instruments were $68 million and $125 million, respectively.

See Note 12 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019

Derivatives Designated as Hedging Instruments	Prepaid Expense and Other Current	Accounts Payable and Other Current	Other Non- Current	Prepaid Expense and Other Current	Accounts Payable and Other Current	Other Non- Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$—	$4	$48	$—	$—	$22

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2020, 2019 and 2018 was as follows (amounts in millions):

	Amount of (Gain)/Loss				Amount of (Gain)/Loss
	Recognized in OCI			Location of (Gain)/Loss	Reclassified from OCI
	on Derivatives			Reclassified from OCI	into Income
Derivatives in Cash Flow	(Effective Portion)			into Income	(Effective Portion)
Hedging Relationships	December 31,			(Effective Portion)	December 31,
(IN MILLIONS)	2020	2019	2018		2020	2019	2018
Interest rate swaps	$52	$33	$(9)	Interest expense	$23	$(9)	$(7)

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

During 2020, Nielsen decided to exit smaller, underperforming markets, non-core businesses and a product line and concluded that this decision represented an impairment indicator for the long-lived assets within those markets and businesses.  In addition, during the fourth quarter of 2020, Nielsen identified a change in the extent to which certain self-developed software would be utilized and concluded this represented an impairment indicator.  To the extent that the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value.  During the year ended December 31, 2020, we recognized a pre-tax non-cash impairment charge associated with amortizable intangible assets of $88 million and property, plant and equipment of $8 million.

Other indefinite-lived intangible assets are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our 2020 evaluation were between 12.1% and 13.35%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.

During the year ended December 31, 2020, we recognized a pre-tax non-cash impairment charge associated with the indefinite -lived intangible asset within our Connect segment of $88 million. The nonrecurring fair value amount (as measured at the time of the adjustment) for the indefinite-lived tradename remeasured to fair value on a nonrecurring basis during the fiscal year and still held at December 31, 2020 was $1,130 million.

The Company did not measure any other material non-financial assets or liabilities at fair value during the year ended December 31, 2019.

10. Restructuring Activities

Optimization Initiatives

In June, 2020, Nielsen announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position the Company for greater profitability and growth. The plan was substantially completed in 2020.

Nielsen incurred $144 million of restructuring charges in the year ended December 31, 2020. These charges mostly represent severance costs related to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2017	$58
Charges	139
Non cash charges and other adjustments	(2)
Payments	(127)
Balance at December 31, 2018	68
Reclassification of ASC 420 real estate restructuring to right-of -use asset (1)	(22)
Charges	62
Non cash charges and other adjustments	1
Payments	(74)
Balance at December 31, 2019	35
Charges (2)	131
Non cash charges and other adjustments	(2)
Payments	(100)
Balance at December 31, 2020	$64

(1)	Upon adoption of ASC 842, the real estate operating lease ASC 420 liabilities were reclassified and presented as a reduction of the related operating lease right-of-use asset.
(2)	Excludes charges related to operating lease right-of-use assets of $13 million. Includes $7 million of adjustments related to changes in a plan to exit a business.

Of the $64 million in remaining liabilities for restructuring actions, $58 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2020.

11. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans (the “Pension Plans”) and post-retirement medical plans for some if its employees in the U.S. and other international locations. Pension costs, in respect of defined benefit pension plans, primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets. Differences between this expected return and the actual return on these plan assets and actuarial changes are not recognized in the statement of operations, unless the accumulated differences and changes exceed a certain threshold. Nielsen recognizes obligations for contributions to defined contribution pension plans as expenses in the statement of operations as they are incurred.

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

The discount rate is the rate at which the benefit obligations could be effectively settled. For Nielsen’s U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. For the non-U.S. plans, the discount rate is set by reference to market yields on high-quality corporate bonds. Nielsen believes the timing and amount of cash flows related to the bonds in these portfolios are expected to match the estimated payment benefit streams of our plans.

The Company uses the spot rate approach to calculate the discount rate for its retirement benefit plans.  Under the spot-rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost within net periodic benefit costs.

To determine the expected long-term rate of return on pension plan assets, Nielsen considers, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year.  The Company assumed that the weighted-averages of long-term returns on our pension plans were 4.7% for the year ended December 31, 2020, 4.3% for the year ended December 31, 2019 and 4.4% for the year ended December 31, 2018. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting Nielsen’s expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts.

The actuarial losses on the benefit obligation during 2020 were approximately $114 million. This consists of a $123 million loss due to changes in financial assumptions, with the primary driver being a reduction in discount rates in most countries. This loss was partially offset by a gain of $5 million due to updated demographic experience and a gain of $4 million related to changes in mortality tables.

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

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2020
	United
(IN MILLIONS)	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$378	$718	$1,096
Service cost	—	11	11
Interest cost	11	13	24
Plan participants’ contributions	—	1	1
Actuarial (gain)/loss	46	68	114
Benefits paid	(16)	(25)	(41)
Settlements	—	(12)	(12)
Other	—	56	56
Effect of foreign currency translation	—	44	44
Benefit obligation at end of period	419	874	1,293
Change in plan assets
Fair value of plan assets at beginning of period	270	631	901
Actual return on plan assets	40	53	93
Employer contributions	11	26	37
Plan participants’ contributions	—	1	1
Benefits paid	(16)	(25)	(41)
Settlements	—	(12)	(12)
Other	—	17	17
Effect of foreign currency translation	—	37	37
Fair value of plan assets at end of period	305	728	1,033
Funded status	$(114)	$(146)	$(260)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	29	29
Current liabilities	—	(3)	(3)
Accrued benefit liability included in other non-current liabilities	(114)	(172)	(286)
Net amount recognized	$(114)	$(146)	$(260)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (gain)/loss	$23	$47	$70
Settlement loss	—	(1)	(1)
Amortization of net loss	(11)	(6)	(17)
Total recognized in other comprehensive (income)/loss	$12	$40	$52
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$135	$203	$338

	Year Ended December 31, 2019
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$647	$338	$613	$1,598
Service cost	3	—	4	7
Interest cost	9	14	13	36
Plan participants’ contributions	—	—	1	1
Actuarial (gain)/loss	42	43	71	156
Benefits paid	(29)	(17)	(24)	(70)
Settlements	(573)	—	(59)	(632)
Curtailments	(3)	—	—	(3)
Amendments	—	—	1	1
Effect of foreign currency translation	(14)	—	16	2
Benefit obligation at end of period	82	378	636	1,096
Change in plan assets
Fair value of plan assets at beginning of period	637	231	528	1,396
Actual return on plan assets	50	46	80	176
Employer contributions	4	10	14	28
Plan participants’ contributions	—	—	1	1
Benefits paid	(29)	(17)	(24)	(70)
Settlements	(573)	—	(59)	(632)
Effect of foreign currency translation	(14)	—	16	2
Fair value of plan assets at end of period	75	270	556	901
Funded status	$(7)	$(108)	$(80)	$(195)
Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	—	—	26	26
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(7)	(108)	(104)	(219)
Net amount recognized	$(7)	$(108)	$(80)	$(195)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (gain)/loss	$5	$15	$15	$35
Settlement loss	(164)	—	(6)	(170)
Curtailment gain recognized	1	—	—	1
Amortization of net loss	(5)	(6)	(2)	(13)
Total recognized in other comprehensive income/(loss)	$(163)	$9	$7	$(147)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$27	$123	$136	$286

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(IN MILLIONS)	2020	2019	2018
Accumulated benefit obligation.	$1,254	$1,078	$1,579

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2020
		United
(IN MILLIONS)		States	Other	Total
Accumulated benefit obligation		$419	$662	$1,081
Fair value of plan assets		305	524	829

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2020
		United
(IN MILLIONS)		States	Other	Total
Projected benefit obligation		$419	$704	$1,123
Fair value of plan assets		305	529	834

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2019
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Accumulated benefit obligation	$83	$378	$414	$875
Fair value of plan assets	75	270	323	668

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2019
	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Projected benefit obligation	$83	$378	$483	$944
Fair value of plan assets	75	270	378	723

Net periodic benefit costs for the year ended December 31, 2020, includes the following components:

	United
(IN MILLIONS)	States	Other	Total
Year ended December 31, 2020
Service cost	$—	$11	$11
Interest cost	11	13	24
Expected return on plan assets	(17)	(20)	(37)
Settlement loss recognized	—	1	1
Amortization of net loss	11	6	17
Net periodic pension cost	$5	$11	$16

Net periodic benefit cost for the years ended December 31, 2019 and 2018, respectively, includes the following components:

	The	United
(IN MILLIONS)	Netherlands	States	Other	Total
Year ended December 31, 2019
Service cost	$3	$—	$4	$7
Interest cost	9	14	13	36
Expected return on plan assets	(20)	(17)	(21)	(58)
Settlement loss recognized	164	—	6	170
Curtailment gain recognized	(1)	—	—	(1)
Amortization of net loss	5	6	2	13
Net periodic pension cost	$160	$3	$4	$167
Year ended December 31, 2018
Service cost	$3	$—	$6	$9
Interest cost	10	12	13	35
Expected return on plan assets	(23)	(17)	(21)	(61)
Settlement loss recognized	—	—	1	1
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net loss	6	9	4	19
Net periodic pension cost	$(4)	$4	$2	$2

The non-cash settlement loss of $170 million in 2019 resulted from the transfer of defined benefit pension obligations and related assets in the Netherlands ($164 million) and the UK ($6 million) to insurance companies which relieved Nielsen of its obligations related to the plans.

Actuarial gains and losses are amortized over the average remaining service lives for plans with active participants, and over the average remaining lives for legacy plans with no active participants.

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
	2020		2019			2018
	US	Other	NL	US	Other	NL	US	Other
Pension benefit obligation:
—discount rate	2.5%	1.5%	1.5%	3.4%	1.9%	2.0%	4.4%	2.5%
—rate of compensation increase	—	1.3%	—	—	1.1%	1.8%	—	1.1%
Net periodic pension costs:
—discount rate	3.4%	1.8%	2.0%	4.4%	2.5%	1.9%	3.7%	2.3%
—rate of compensation increase	—	1.0%	1.8%	—	1.1%	1.8%	—	1.1%
—expected long-term return on plan assets	6.5%	3.9%	3.5%	6.7%	4.2%	3.6%	6.9%	4.3%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	United
	States	Other	Total
At December 31, 2020
Equity securities	57%	51%	54%
Fixed income securities	43	38	39
Other	—	11	7
Total	100%	100%	100%

	The	United
	Netherlands	States	Other	Total
At December 31, 2019
Equity securities	39%	54%	50%	51%
Fixed income securities	53	45	39	43
Other	8	1	11	6
Total	100%	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2020 was 53% equity securities and 40% long-term interest-earning investments (debt or fixed income securities), and 7% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Real estate contracts are categorized as level 3 and are valued based on contractual terms.

Assets at fair value (See Note 9 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2020 and 2019 are as follows:

(IN MILLIONS)	December 31, 2020				December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$25	$—	$—	$25	$11	$—	$—	$11
Equity securities – U.S.	79	7	—	86	75	4	—	79
Equity securities – Global.	41	148	—	189	36	115	—	151
Equity securities – non-U.S.	5	108	—	113	9	80	—	89
Real estate	—	2	17	19	—	—	22	22
Corporate bonds	121	92	—	213	112	80	—	192
Debt issued by national, state or local government	28	42	—	70	38	39	—	77
Other	—	7	—	7	—	6	—	6
Total assets at fair value, excluding NAV per share practical expedient at December 31, 2020 and December 31, 2019	$299	$406	$17	$722	$281	$324	$22	$627

The following presents our total fair value of plan assets including the NAV per share practical expedient:

(IN MILLIONS)	December 31, 2020	December 31, 2019
Fair value of investments, excluding NAV per share practical expedient.	$722	$627

Fair value of investments, using NAV per share practical Expedient
Asset Category
Cash	$8	$6
Equity securities – U.S.	32	30
Equity securities – Global.	41	40
Debt issued by national, state or local government	4	10
Liability driven investments	111	76
Real estate	4	5
Private equity and hedge funds	74	73
Insurance and other	37	34
Total assets at fair value including NAV per share practical expedient at December 31, 2020 and December 31, 2019	$1,033	$901

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2020 and 2019:

(IN MILLIONS)	Real Estate	Other	Total
Balance, end of year December 31, 2018	$42	$132	$174
Actual return on plan assets:
(Sales)/investments	(2)	—	(2)
Settlements	(18)	(130)	(148)
Effect of foreign currency translation	—	(2)	(2)
Balance, end of year December 31, 2019	$22	$—	$22
Actual return on plan assets:
(Sales)/Investments	(7)	—	(7)
Effect of foreign currency translation	2	—	2
Balance, end of year December 31, 2020	$17	$—	$17

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

Contributions to the Pension Plans in 2021 are expected to be approximately $10 million for the U.S. plan and $22 million for other plans.

Estimated future benefit payments are as follows:

	United
(IN MILLIONS)	States	Other	Total
For the years ending December 31,
2021	$17	$29	$46
2022	17	29	46
2023	18	30	48
2024	19	32	51
2025	19	34	53
2026-2030	103	189	292

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the U.S. Nielsen’s expense related to these plans was $35 million, $54 million and $59 million for the years ended December 31, 2020, 2019 and 2018, respectively. In the U.S., Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations). Due to the COVID-19 pandemic, the defined contribution company matching was suspended in the U.S. effective May 9, 2020 through December 31, 2020, resulting in a significant reduction in the expense related to such plans. No contributions are made in shares of the Company’s common stock.

12. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2020.

	December 31, 2020			December 31, 2019
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 1.90%) due 2023		$1,050	$1,045		$1,086	$1,079
$2,303 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2023		2,239	2,236		2,263	2,273
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		359	357		603	606
€660 million Senior secured term loan (Euro LIBOR based variable rate of 3.75%) due 2025		789	805		—	—
$550 million Senior secured term loan (LIBOR based variable rate of 4.75%) due 2025		534	550		—	—
$850 million Senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.95%	4,971	4,993	3.52%	3,952	3,958
$800 million 4.500% senior debenture loan due 2020		—	—		799	802
$425 million 5.500% senior debenture loan due 2021		150	151		622	629
$2,300 million 5.000% senior debenture loan due 2022		824	828		2,293	2,312
$500 million 5.000% senior debenture loan due 2025		497	514		497	516
$1,000 million 5.625% senior debenture loan due 2028		985	1,088		—	—
$750 million 5.875% senior debenture loan due 2030		739	846		—	—
Total debenture loans (with weighted-average interest rate)	5.69%	3,195	3,427	5.22%	4,211	4,259
Other loans		—	—		1	1
Total long-term debt	4.02%	8,166	8,420	4.40%	8,164	8,218
Finance lease and other financing obligations		141			145
Total debt and other financing arrangements		8,307			8,309
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		293			914
Non-current portion of long-term debt and finance lease and other financing obligations		$8,014			$7,395

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1or Level 2 in nature, respectively.

The carrying value of Nielsen’s long-term debt are denominated in the following currencies:

	December 31,	December 31,
(IN MILLIONS)	2020	2019
U.S. Dollars	$7,018	$7,561
Euro	1,148	603
	$8,166	$8,164

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2021	$224
2022	$915
2023	$3,486
2024	$10
2025(1)	$1,793
Thereafter	$1,738
$8,166
(1)

If the existing €545 million senior secured term loan and $2,303 million senior secured term loan have not been repaid or refinanced (subject to additional limitations in the Credit Agreement) on or prior to the date that is 91 days prior to October 4, 2023, the €660 million senior secured loan and $550 million senior secured loan are due on October 4, 2023.

Senior Secured Credit Facilities

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

          The proceeds of the Dollar Term B-5 Loans and Euro Term B-3 Loans were used to redeem all of the $800 million outstanding aggregate principal amount of the 4.500% Notes due 2020 and redeem $200 million of the $625 million outstanding aggregate principal amount of Nielsen’s 5.500% Senior Notes due 2021. The partial redemption of the 5.500% Notes resulted in $425 million aggregate principal amount of 2021 Notes remaining outstanding.

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

          The Credit Agreement contains substantially the same affirmative and negative covenants as those of the Existing Credit Agreement, however, the Credit Agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by Nielsen. The obligations under the Credit Agreement are secured on a pari passu basis with the obligations under the Existing Credit Agreement.

          Nielsen wrote-off certain previously deferred financing fees of $1 million associated with the June 2020 debt refinancing and capitalized certain fees in connection with the refinancing of $9 million.

                  In July, 2020, Nielsen entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Pursuant to Amendment No. 1, Nielsen incurred new Euro Term B-3 Loans in an aggregate principal amount of €240 million (the “Incremental Euro Term B-3 Loans”), thereby increasing the outstanding amount of existing Euro Term B-3 Loans under the Credit Agreement, as amended by Amendment No. 1, to approximately €660 million. The proceeds of the Incremental Euro Term B-3 Loans were used by Nielsen to prepay the €545 million Senior secured term loan due 2023 under the Existing Credit Agreement in an aggregate principal amount of €240 million and all accrued interest and expenses.

          The Incremental Euro Term B-3 Loans are subject to the same terms, maturity date and interest rate as the existing Euro Term B-3 Loans. The Incremental Euro Term B-3 Loans are subject to customary affirmative and negative covenants and events of default.

          In July, 2020, Nielsen entered into the Sixth Amended and Restated Credit Agreement (the “Amendment Agreement”) amending and restating the Existing Credit Agreement. The modifications in the agreement primarily conform the covenants and certain other terms to the terms of the Credit Agreement. The Amendment Agreement expressly permits actions in connection with and resulting in the disposition of Nielsen Global Connect, including by way of a spin-off of the Connect Business, as previously announced by Nielsen.

          Nielsen wrote-off certain previously deferred financing fees and incurred new fees as part of the July financings of $3 million and capitalized certain fees in connection with the July financings of $5 million.

Debenture Loans

          The indentures governing the Senior Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase its capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen is required under each indenture to make an offer to redeem all of the Senior Notes issued pursuant to such indenture at a redemption price equal to the 101% of the aggregate principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by Nielsen, substantially all of the wholly owned material U.S. subsidiaries of Nielsen and certain of the non-U.S. wholly-owned subsidiaries of Nielsen.

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

          Nielsen will pay interest on the 2028 Notes at a rate of 5.625% per annum and on the 2030 Notes at a rate of 5.875% per annum, in each case semiannually on the interest payment dates provided in the applicable indenture governing such series of Senior Notes.

         Concurrent with this issuance Nielsen called for partial redemption of $275 million of the $425 million outstanding aggregate principal amount of the 5.500% Senior Notes due 2021  (the “2021 Notes”) effective October 9, 2020, $725 million of the $2,300 million outstanding aggregate principal amount of the 5.000% Senior Notes due 2022 effective October 9, 2020 (the “2022 Notes”) and $750 million of the $2,300 million outstanding aggregate principal amount of the 2022 Notes effective October 10, 2020, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable partial redemption date.  Nielsen wrote-off certain previously deferred financing fees of $4 million in connection with the October 2020 redemptions.

Covenants

The Amendment Agreement and the Credit Agreement, as amended by Amendment No. 1 (together the “Secured Credit Agreements”) contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of Nielsen’s subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen. Such restricted net assets amounted to approximately $1.9 billion at December 31, 2020. The Amendment Agreement contains a total leverage covenant that requires the Covenant Parties (as defined in the Amendment Agreement) maintain a ratio of Consolidated Total Net Debt (as defined in the Amendment Agreement) to Consolidated EBITDA (as defined in the Amendment Agreement) at or below 5.50 to 1.00, measured at the end of each calendar quarter for the four quarters most recently ended. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the Secured Credit Agreements. The Secured Credit Agreements also contain certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with the financial covenant described above would result in an event of default under Nielsen’s Amendment Agreement unless waived by certain of Nielsen’s term lenders and Nielsen’s revolving lenders. An event of default under Nielsen’s Amendment Agreement can result in the acceleration of Nielsen’s indebtedness under the facilities thereunder, which in turn would result in an event of default and possible acceleration of indebtedness under the Credit Agreement, as amended by Amendment No. 1, and the agreements governing Nielsen’s debt securities as well. As Nielsen’s failure to comply with the financial covenant described above can cause Nielsen to go into default under the agreements governing Nielsen’s indebtedness, management believes that Nielsen’s Amendment Agreement and this covenant are material to Nielsen. As of December 31, 2020, Nielsen was in full compliance with the financial covenant described above.

Pursuant to the terms of Nielsen’s Secured Credit Agreements, Nielsen is subject to making mandatory prepayments on the term loans outstanding thereunder to the extent in any full calendar year Nielsen generates Excess Cash Flow (“ECF”), as defined in the Secured Credit Agreements. The percentage of ECF that must be applied as a repayment under either Secured Credit Agreement is a function of several factors, including Nielsen’s ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments and permanent reductions of revolving credit commitments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the applicable lenders. At December 31, 2020, Nielsen’s ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Nielsen’s next ECF measurement date will occur upon completion of the 2021 results, and although Nielsen do not expect to be required to issue any mandatory repayments in 2021 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2020, Nielsen had zero borrowings outstanding and outstanding letters of credit of $18 million.  As of December 31, 2019, Nielsen had zero borrowings outstanding and outstanding letters of credit of $17 million. As of December 31, 2020, Nielsen had $832 million available for borrowing under the revolving credit facility.

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

13. Shareholders’ Equity

Common stock activity is as follows:

	Year Ended December 31,
	2020	2019	2018
Actual number of shares of common stock outstanding
Beginning of period	356,149,883	355,271,737	355,944,976
Shares of common stock issued through compensation plans	1,519,384	835,057	1,587,947
Employee benefit trust activity	(24,332)	43,089	(41,030)
Repurchases of common stock	-	-	(2,220,156)
End of period	357,644,935	356,149,883	355,271,737

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for the years ended December 31, 2020 and 2019, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06

On February 4, 2021, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on March 18, 2021 to shareholders of record at the close of business on March 4, 2021.

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

As of December 31, 2020, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the year ended December 31, 2020.

14. Share-based Compensation

Nielsen measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $53 million, $50 million and $35 million of expense associated with share-based compensation for the years ended December 31, 2020, 2019 and 2018, respectively. The tax benefit related to the share-based compensation expense was $5 million, $6 million and $5 million for each of the respective periods.

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

Under the Stock Incentive Plan, Nielsen granted 750,000 time-based stock options to purchase shares during the year ended December 31, 2018.  No time-based stock options to purchase shares were granted during the years ended December 31, 2020 and 2019. As of December 31, 2020, the total number of shares authorized for award of options or other equity-based awards was 10,420,826 under the Stock Incentive Plan. This includes the 7,200,000 newly authorized shares under the Stock Incentive Plan and the 3,220,826 shares reserved for issuance from the Prior Plan. The 2018 time-based awards become exercisable over a three year vesting period at a rate of 33.3% per year on the anniversary date of the award, and are tied to the executives’ continuing employment.

The fair values of the time-based awards granted during 2018 were estimated using the Black-Scholes option pricing model with the expected volatility based on the Company’s historical volatility.

The following assumptions were used for the grants of time-based awards during 2018:

Year Ended December 31,
2018
Expected life (years)	6.00
Risk-free interest rate	2.87%
Expected dividend yield	4.97%
Expected volatility	25.96%
Weighted average volatility	25.96%

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions
Stock Option Plan activity
Outstanding at December 31, 2017	5,869,303	$41.58	3.52	$13
Granted	750,000	40.00
Forfeited	(988,826)	46.08
Expired options	(153,799)	30.47
Exercised	(844,842)	28.04
Outstanding at December 31, 2018	4,631,836	$43.20	3.66	$—
Granted	—	—
Forfeited	(662,732)	46.31
Expired options	(445,760)	28.09
Exercised	(9,027)	17.44
Outstanding at December 31, 2019	3,514,317	$44.60	3.15	$—
Granted	—	—
Forfeited	(160,668)	48.74
Expired options	(463,507)	35.00
Exercised	—	—
Outstanding at December 31, 2020	2,890,142	$45.91	2.55	$—
Exercisable at December 31, 2020	2,639,892	$46.47	2.33	$—

During the years ended December 31, 2020 and 2019, there were no time-based only options granted and the aggregate fair value of options vested was $3 million and $5 million, respectively. As of December 31, 2018, the weighted-average grant date fair value of the options granted was $2.16 and the aggregate fair value of options vested was $6 million.

At December 31, 2020, there was an insignificant amount of unearned share-based compensation related to stock options (net of estimated forfeitures) which the Company expects to record as share-based compensation expense over the next year. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The intrinsic value of the options exercised during the year ended December 31, 2020 was zero as there were no time-based options exercised. The intrinsic value of the options exercised during the year ended December 31, 2019 was insignificant. The intrinsic value of the options exercised during the year ended December 31, 2018 was $6 million.

Under the Nielsen Stock Incentive Plan, Nielsen granted 200,000 and 2,524,176 time and performance based stock options to purchase shares during the years ended December 31, 2020 and 2018, respectively.  There were no time and performance based stock options granted during the year ended December 31, 2019. The weighted average grant date fair value of the awards in 2020 and 2018 were $3.56 and $3.09. The performance aspect of the award is achieved based on the performance of Nielsen’s stock price. If the performance obligations are satisfied, the award will become exercisable over a three year vesting period at a rate of 33.3% per year on the anniversary date of the award, and are tied to the executives’ continuing employment. As of December 31, 2020, there was approximately $1 million of unearned share-based compensation related to performance stock options (net of estimated forfeitures) which the Company expects to record as share-based compensation over the next three years.

The fair values of the granted time and performance based awards during 2020 and 2018 were estimated using the Monte Carlo simulation model with the expected volatility based on the Company’s historical volatility.

The following assumptions were used for grants of time and performance based awards:

	Year Ended December 31,
	2020	2019	2018
Expected life (years)	5.00	—	5.00
Risk-free interest rate	0.49-1.34%	—	2.83-2.92%
Expected dividend yield	1.16-1.62%	—	4.85- 5.54%
Expected volatility	28.99-31.40%	—	27.11-27.27%
Weighted average volatility	30.20%	—	27.13%

Activity of Nielsen’s restricted stock units (RSUs) that are ultimately payable in shares of common stock granted under the Stock Incentive Plan is summarized below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSU activity
Nonvested at December 31, 2017	2,088,988	$40.36
Granted	2,780,914	25.35
Forfeited	(361,821)	38.46
Vested	(642,397)	41.24
Nonvested at December 31, 2018	3,865,684	$29.88
Granted	2,454,871	21.46
Forfeited	(692,718)	28.63
Vested	(986,852)	33.60
Nonvested at December 31, 2019	4,640,985	$25.10
Granted	2,153,198	17.14
Forfeited	(496,497)	22.59
Vested	(2,025,318)	26.38
Nonvested at December 31, 2020	4,272,368	$20.86

The majority of the awards granted in 2020, 2019 and 2018 will vest at a rate of 6.25% per quarter over four years. Other 2020 awards will vest at one of the following rates: 25% on the first anniversary date of the award/75% on the second anniversary date of the award, 100% on the second anniversary date of the award, 100% on the third anniversary of the award, 50% per year over two years on the anniversary date of the award, or 25% per year over four years on the anniversary date of the award. The other 2019 awards will vest at one of the following rates: 25% on the first anniversary date of the award/75% on the second anniversary date of the award, 100% on the second anniversary date of the award, 12.5% per quarter over two years, or 25% per year over four years on the anniversary date of the award.  The other 2018 awards will vest at one of the following rates: 100% on the third anniversary date of the award, 100% on the second anniversary date of the award, 33.3% per year over three years on the anniversary date of the award, 12.5% per quarter over two years, or 25% per year over four years on the anniversary date of the award.

As of December 31, 2020, there was approximately $28 million of unearned share-based compensation related to unvested RSUs (net of estimated forfeitures) which the Company expects to record as stock-based compensation expense over a weighted average period of 2.3 years.

During the years ended December 31, 2020, 2019 and 2018, the Company granted 543,942, 523,508 and 463,442 performance restricted stock units, respectively, representing the target number of performance restricted stock subject to the award. The weighted average grant date fair value of the awards in 2020, 2019 and 2018 were $16.08, $24.62 and $27.94 per share. For the performance restricted stock units granted in 2020, the total number of performance restricted stock units to be earned is subject to achievement of performance goals for the period ending December 31, 2020. For the performance restricted stock units granted in 2019, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the two year period ending December 31, 2020.  For the performance restricted stock units granted in 2018, the total number of performance restricted stock units to be earned is subject to achievement of cumulative performance goals for the three year period ending December 31, 2020. For the 2020 award, fifty percent of the target award was determined based on the Company’s revenue target and fifty percent of the award was determined based on adjusted earnings per share achievements. The Company’s revenue target was not achieved and fifty percent of the adjusted earnings per share targets were achieved. For the 2019 award, fifty percent of the target award was determined based on the Company’s revenue compounded annual growth rate achievements and fifty percent of the award was determined based on adjusted earnings per share achievements. The Company’s revenue compounded annual growth rate target was not achieved and the adjusted earnings per share targets was achieved. There is a relative total shareholder return modifier that can increase or decrease the payout. For the 2018 award, twenty five percent of the target award was determined based on the Company’s revenue compounded annual growth rate achievements, twenty five percent of the target award was based on the Company’s relative total shareholder return and fifty percent of the award was determined based on free cash flow achievements.  None of the targets for the 2018 awards were achieved.  The fair value of the target award related to free cash flow was the fair value on the date of the grant, and the fair value of the target awards related to relative shareholder return was based on the Monte Carlo model.

In 2016, the Company implemented the Nielsen Holdings plc 2016 Employee Share Purchase Plan (the ESPP) and 2,000,000 shares were authorized for issuance under the ESPP. There were 266,984, 201,637 and 174,246 shares issued under the ESPP in 2020, 2019 and 2018, respectively.

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

The TCJA imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder and was intended to tax earnings of a foreign corporation that are deemed to be in excess of certain threshold return. As of December 31, 2018, Nielsen made a policy decision and elected to treat taxes on GILTI as a current period expense and have reflected as such in the financial statements for the years ended December 31, 2019 and December 31, 2020.

As part of an intercompany restructuring during the year ended December 31, 2018, we transferred certain intellectual property assets between wholly-owned legal entities in non-U.S. tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, the resulting gain on the transfer was eliminated for purposes of the consolidated financial statements.  The transferring entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. In accordance with ASU 2016-16, which the Company adopted in the first quarter of 2018, Nielsen recorded an income tax benefit of approximately $193 million

Throughout 2019 and 2020, ongoing federal and international audits were effectively settled in certain tax jurisdictions and the impact was recorded accordingly the financial statements.

The components of income/(loss) before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
UK	$(14)	$(30)	$3
Non-UK	88	(633)	(885)
Income/(loss) before income taxes and equity in net income/(loss) of affiliates	$74	$(663)	$(882)

The above amounts for UK and non-UK activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income/(loss) before income taxes and equity in net income/(loss) of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Current:
UK	$1	$—	$—
Non-UK .	135	(265)	332
	136	(265)	332
Deferred:
UK	21	1	—
Non-UK	(90)	4	(514)
	(69)	5	(514)
Total	$67	$(260)	$(182)

The Company’s provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was different from the amount computed by applying the statutory UK federal income tax rates to the underlying income/(loss) before income taxes and equity in net income/(loss) of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Income/(loss) before income taxes and equity in net income/(loss) of affiliates	$74	$(663)	$(882)
UK statutory tax rate	19.00%	19.00%	19.00%
(Benefit)/provision for income taxes at the UK statutory Rate	$14	$(126)	$(168)
Impairment of goodwill and long-lived assets	—	191	268
Tax impact on distributions from foreign subsidiaries	—	4	9
Effect of operations in non-UK jurisdictions	17	32	32
Tax impact of global licensing arrangements	(10)	(16)	18
Tax impact of intercompany restructuring	—	—	(142)
U.S. state and local taxation	2	10	17
Base erosion and other anti-abuse tax	(3)	35	—
Withholding and other taxation	14	29	28
Effect of global financing activities	2	(7)	(67)
Changes in estimates for uncertain tax positions and audit settlements	(6)	(442)	25
Changes in valuation allowances	28	(40)	39
Effect of change in deferred tax rates	5	46	(6)
Tax impact of post-retirement settlements	—	26	—
Tax impact of separation transactions	18	—	—
Research & development credit	(7)	(5)	(6)
Tax impact due to US Tax Reform (1)	—	—	(228)
Other, net	(7)	3	(1)
Total (benefit)/provision for income taxes	$67	$(260)	$(182)
Effective tax rate (benefit) and expense	90.5%	(39.2)%	(20.6)%

(1)	This includes the impact of BEAT and GILTI for 2018.

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2020	December 31, 2019
Deferred tax assets (on balance):
Net operating loss carryforwards	$436	$484
Capital loss carryforwards	72	50
Interest expense limitation	266	349
Employee benefits	68	59
Tax credit carryforwards	192	186
Share-based payments	10	12
Accrued expenses	39	20
Lease liabilities	122	134
Other assets	48	31
Financial instruments	17	1
	1,270	1,326
Valuation allowances	(646)	(636)
Deferred tax assets, net of valuation allowances	624	690
Deferred tax liabilities (on balance):
Intangible assets	(818)	(892)
Fixed asset and computer software depreciation	(205)	(276)
Lease assets	(99)	(113)
Unremitted earnings	(30)	(57)
Unrealized gain on investments	(50)	(49)
Deferred (revenues)/costs	(1)	(5)
Deferred compensation	(4)	—
Other liabilities	(89)	(74)
	(1,296)	(1,466)
Net deferred tax liability	$(672)	$(776)

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

At December 31, 2020 and 2019 the Company had net operating loss carryforwards of approximately $1,939 million and $2,066 million, respectively, which begin to expire in 2021. In addition, the Company had tax credit carryforwards of approximately $192 million and $186 million at December 31, 2020 and 2019, respectively, which begin to expire in 2021.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company had a valuation allowance of approximately $647 million and $636 million at December 31, 2020 and 2019, respectively, related to net operating loss carryforwards, tax credit carryforwards and deferred tax assets related to other temporary differences.

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

At December 31, 2020 and 2019, the Company had gross uncertain tax positions of $149 million and $164 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2020 and 2019 of $26 million and $25 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. Furthermore, the amounts ultimately paid may differ from the amounts accrued. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

(IN MILLIONS)	December 31, 2020	December 31, 2019	December 31, 2018
Balance as of the beginning of period	$164	$572	$452
Additions for current year tax positions	1	2	21
Additions for tax positions of prior years	—	14	108
Reductions for lapses of statute of limitations	(8)	(424)	(8)
Reductions for tax positions of prior years	(8)	—	(1)
Balance as of the end of the period	$149	$164	$572

Throughout 2019 and 2020, ongoing federal and international audits were effectively settled in certain tax jurisdictions and the impact was recorded in the financial statements.

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

16. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

Nielsen had investments in affiliates of $17 million for each of the years ended December 31, 2020 and 2019.

Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $3 million and $2 million for the years ended December 31, 2020 and 2019, respectively.

17. Commitments and Contingencies

Leases and Other Contractual Arrangements

In July 2019, the Company amended its Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduces the amount of services Nielsen has committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.413 billion, including a commitment to purchase at least $275 million in services during 2019, at least $250 million in services during 2020, $184.3 million in services per year from 2021 through 2024, and $137.8 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). TCS’s charges under existing and future statements of work (“SOW”) pursuant to the MSA will continue to be credited against the Minimum Commitment and the Annual Commitment and the occurrence of certain events, some of which also provide Nielsen with the right to terminate the Agreement or SOWs, as applicable, will continue to be available to reduce the Minimum and Annual Commitment Amounts as they occur. The parties also agreed to certain other commercial terms. However, the other material terms of the MSA as reflected in the MSA and as previously disclosed remain unchanged. As of December 31, 2020, the remaining TCS commitment was approximately $875 million.

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

	For the Years Ending December 31,
(IN MILLIONS)	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases	$123	$105	$73	$51	$33	$163	$548
Other contractual obligations(a)	447	279	256	186	139	3	1,310
Total	$570	$384	$329	$237	$172	$166	$1,858

(a)

Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Nielsen generally requires purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, cloud services, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Nielsen’s remaining commitments as of December 31, 2020, under the outsourced services agreement with TCS have been included above based on the Annual Commitment minimum required payments.

Total expenses incurred under operating leases were $126 million, $123 million and $96 million for the years ended December 31, 2020, 2019 and 2018, respectively. Nielsen recognized rental income received under subleases of $2 million, $3 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, Nielsen had aggregate future proceeds to be received under sub-lease guarantees of $4 million.

Nielsen also has minimum commitments under non-cancelable finance leases. See Note 5 “Leases” for more information on finance leases.

Guarantees and Other Contingent Commitments

At December 31, 2020, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $18 million and $17 million at December 31, 2020 and 2019, respectively.

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy (now “Connect”) segment, Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. Discovery is in its early stages and is ongoing. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit was stayed pending resolution of Nielsen’s motion to dismiss the aforementioned securities litigation. Nielsen anticipates an amended complaint will be filed in the coming months. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

As previously disclosed in the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021, five lawsuits were filed relating to the Connect Transaction in federal and state courts, including one purported class action lawsuit, by purported Nielsen shareholders against Nielsen and the members of our Board of Directors (collectively, the “Actions”). The Actions generally alleged that the proxy statement filed by Nielsen in connection with the Transaction misrepresented and/or omitted certain purportedly material information and asserted violations of Sections 14(a) and 20(a) of the Exchange Act and the rules promulgated thereunder or negligent and fraudulent misrepresentation and concealment in violation of New York common law and breach of duty of disclosure under the laws of England and Wales. The alleged material misstatements and omissions related to, among other topics, certain forecasted financial information for the Global Connect business prepared by Nielsen’s management, the opinion of J.P. Morgan Securities LLC (“J.P. Morgan”), Nielsen’s financial advisor, in connection with the Connect Transaction, the interests of Nielsen’s directors and officers in the Transaction and certain background events that occurred in connection with the Connect Transaction. The plaintiffs in each of the Actions sought, among other things, an injunction against the consummation of the Transaction or, in the alternative, rescission damages, as well as an award of costs and expenses (including attorneys’ and experts’ fees and expenses). On February 1, 2021, Nielsen filed a Current Report on Form 8-K with the SEC voluntarily making supplemental disclosures related to the Connect Transaction. In light of the supplemental disclosures, the plaintiffs in the Actions agreed to dismiss their claims with prejudice as to the named plaintiffs only and without prejudice to all other members of the putative class. As of February 25, 2021, the four Actions filed in federal court have been voluntarily dismissed and the parties in the state court action have filed a stipulation and proposed order of voluntary discontinuance with the court.

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

Business Segment Information

(IN MILLIONS)	Connect	Media	Corporate	Total
Year Ended December 31, 2020
Revenues	$2,929	$3,361	$—	$6,290
Operating income/(loss)	(64)	782	(252)	466
Depreciation and amortization	267	590	7	864
Impairment of goodwill and other long-lived assets	126	58	—	184
Restructuring charges	107	26	11	144
Share-based compensation expense	15	15	23	53
Separation-related costs(1)	2	3	118	123
Other items(2)	1	1	46	48
Business segment income/(loss)(3)	$454	$1,474	$(46)	$1,882
Total assets	$4,234	$9,129	$772	$14,135

(IN MILLIONS)	Connect	Media	Corporate	Total
Year Ended December 31, 2019
Revenues	$3,057	$3,441	$—	$6,498
Operating income/(loss)	(877)	930	(146)	(93)
Depreciation and amortization	231	518	7	756
Impairment of goodwill and other long-lived assets	1,004	—	—	1,004
Restructuring charges	49	15	16	80
Share-based compensation expense	15	13	32	50
Other items(2)	—	—	56	56
Business segment income/(loss)(3)	$422	$1,476	$(45)	$1,853
Total assets	$4,376	$9,675	$268	$14,319

(IN MILLIONS)	Connect	Media	Corporate	Total
Year Ended December 31, 2018
Revenues	$3,138	$3,377	$—	$6,515
Operating income/(loss)	(1,329)	998	(144)	(475)
Depreciation and amortization	223	444	8	675
Impairment of goodwill and other long-lived assets	1,411	—	2	1,413
Restructuring charges	101	23	15	139
Share-based compensation expense	14	11	10	35
Other items(2)	—	—	63	63
Business segment income/(loss)(3)	$420	$1,476	$(46)	$1,850

(1)

Separation-related costs consists of costs that would not have been incurred if Nielsen was not undertaking the separation of the Nielsen Global Connect business from the Nielsen Global Media business and positioning Global Connect and Global Media to operate as two independent companies.

(2)     Other items primarily consist of business optimization costs and transaction related costs for the year ended December 31, 2020.  Other items primarily consist of business optimization costs, including strategic review costs, and transaction related costs for the year ended December 31, 2019.

(3)	The Company’s chief operating decision-maker uses business segment income/(loss) to measure performance from period to period both at the consolidated level as well as within its operating segments.

	Year ended December 31,
(IN MILLIONS)	2020	2019	2018
Capital expenditures
Connect	$213	$195	$219
Media	279	308	278
Corporate and eliminations	27	16	23
Total	$519	$519	$520

Geographic Segment Information

		Operating	Long-
		Income/	Lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2020
U.S.	$3,678	$191	$9,720
North and South America, excluding the U.S.	505	100	295
United Kingdom	209	(36)	131
Other Europe, Middle East & Africa	1,169	77	635
Asia Pacific	729	134	176
Total	$6,290	$466	$10,957

		Operating	Long-
		Income/	Lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2019
U.S.	$3,724	$85	$10,176
North and South America, excluding the U.S.	551	(104)	297
United Kingdom	208	(110)	120
Other Europe, Middle East & Africa	1,179	(26)	578
Asia Pacific	836	62	169
Total	$6,498	$(93)	$11,340

		Operating
		Income/
(IN MILLIONS)	Revenues(1)	(Loss)
2018
U.S.	$3,697	$31
North and South America, excluding the U.S.	569	(226)
United Kingdom	192	(130)
Other Europe, Middle East & Africa	1,217	(157)
Asia Pacific	840	7
Total	$6,515	$(475)

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

19. Additional Financial Information

Accounts payable and other current liabilities

	December 31,	December 31,
(IN MILLIONS)	2020	2019
Trade payables	$232	$230
Personnel costs	234	301
Current portion of restructuring liabilities	58	30
Data and professional services	225	202
Interest payable	58	61
Other current liabilities(1)	402	358
Total accounts payable and other current liabilities	$1,209	$1,182

(1)	Other includes multiple items, none of which is individually significant.

20. Guarantor Financial Information

The following supplemental financial information is being provided for purposes of compliance with reporting covenants contained in certain debt obligations of Nielsen and its subsidiaries. The financial information sets forth for Nielsen, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, the consolidating balance sheet as of December 31, 2020 and 2019 and consolidating statements of operations and cash flows for the periods ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, the Company re-designated certain subsidiaries between guarantor and non-guarantor. As a result, the Company adjusted the prior period condensed consolidated statement of comprehensive income and the condensed consolidated balance sheet to reflect the current year structure.

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

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$4,184	$2,106	$—	$6,290
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,615	1,145	—	2,760
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	13	—	998	861	—	1,872
Depreciation and amortization	—	—	722	142	—	864
Impairment of goodwill and other long-lived assets	—	—	171	13	—	184
Restructuring charges	—	—	44	100	—	144
Operating income/(loss)	(13)	—	634	(155)	—	466
Interest income	1	682	20	13	(714)	2
Interest expense	—	(340)	(724)	(21)	714	(371)
Foreign currency exchange transaction gains/(losses), net	—	—	17	(26)	—	(9)
Other income/(expense), net	—	(6)	(294)	286	—	(14)
Income/(loss) before income taxes and equity in net income/(loss) of subsidiaries	(12)	336	(347)	97	—	74
Benefit/(provision) for income taxes	—	(104)	85	(48)	—	(67)
Equity in net income/(loss) of subsidiaries	6	181	269	—	(456)	—
Equity in net income/(loss) of affiliates	—	—	(1)	1	—	—
Net income/(loss)	(6)	413	6	50	(456)	7
Less net income/(loss) attributable to noncontrolling interests	—	—	—	13	—	13
Net income/(loss) attributable to controlling interest	(6)	413	6	37	(456)	(6)
Total other comprehensive income/(loss)	(100)	(44)	(100)	(109)	253	(100)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—
Total other comprehensive income/(loss) attributable to controlling interests	(100)	(44)	(100)	(109)	253	(100)
Total comprehensive income/(loss)	(106)	369	(94)	(59)	(203)	(93)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	13	—	13
Total comprehensive income/(loss) attributable to controlling interest	$(106)	$369	$(94)	$(72)	$(203)	$(106)

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$4,233	$2,265	$—	$6,498
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,599	1,223	—	2,822
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	14	—	983	932	—	1,929
Depreciation and amortization	—	—	631	125	—	756
Impairment of goodwill and other long-lived assets	—	—	419	585	—	1,004
Restructuring charges	—	—	37	43	—	80
Operating income/(loss)	(14)	—	564	(643)	—	(93)
Interest income	1	726	69	10	(800)	6
Interest expense	—	(371)	(756)	(70)	800	(397)
Foreign currency exchange transaction gains/(losses), net	—	—	19	(29)	—	(10)
Other income/(expense), net	—	—	(269)	100	—	(169)
Income/(loss) before income taxes and equity in net income/(loss) of subsidiaries	(13)	355	(373)	(632)	—	(663)
Benefit/(provision) for income taxes	—	(112)	270	102	—	260
Equity in net income/(loss) of subsidiaries	(402)	176	(298)	—	524	—
Equity in net income/(loss) of affiliates	—	—	(1)	1	—	—
Net income/(loss)	(415)	419	(402)	(529)	524	(403)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	12	—	12
Net income/(loss) attributable to controlling interest	(415)	419	(402)	(541)	524	(415)
Total other comprehensive income/(loss)	105	(20)	105	195	(278)	107
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive income/(loss) attributable to controlling interests	105	(20)	105	193	(278)	105
Total comprehensive income/(loss)	(310)	399	(297)	(334)	246	(296)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	14	—	14
Total comprehensive income/(loss) attributable to controlling interest	$(310)	$399	$(297)	$(348)	$246	$(310)

Nielsen Holdings plc

Consolidated Statement of Comprehensive Income

For the year ended December 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Revenues	$—	$—	$4,217	$2,298	$—	$6,515
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,526	1,279	—	2,805
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	990	964	—	1,958
Depreciation and amortization	—	—	548	127	—	675
Impairment of goodwill and other long-lived assets	—	—	579	834	—	1,413
Restructuring charges	—	—	55	84	—	139
Operating income/(loss)	(4)	—	519	(990)	—	(475)
Interest income	1	681	39	5	(718)	8
Interest expense	—	(369)	(705)	(38)	718	(394)
Foreign currency exchange transaction gains/(losses), net	—	—	(1)	(15)	—	(16)
Other income/(expense), net	—	(6)	354	(353)	—	(5)
Income/(loss) before income taxes and equity in net income/(loss) of subsidiaries	(3)	306	206	(1,391)	—	(882)
Benefit/(provision) for income taxes	—	(99)	329	(48)	—	182
Equity in net income/(loss) of subsidiaries	(709)	167	(1,244)	—	1,786	—
Net income/(loss)	(712)	374	(709)	(1,439)	1,786	(700)
Less net income/(loss) attributable to noncontrolling interests	—	—	—	12	—	12
Net income/(loss) attributable to controlling interest	(712)	374	(709)	(1,451)	1,786	(712)
Total other comprehensive income/(loss)	(170)	17	(170)	(166)	318	(171)
Total other comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive income/(loss) attributable to controlling interests	(170)	17	(170)	(165)	318	(170)
Total comprehensive income/(loss)	(882)	391	(879)	(1,605)	2,104	(871)
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	11	—	11
Total comprehensive income/(loss) attributable to controlling interest	$(882)	$391	$(879)	$(1,616)	$2,104	$(882)

Nielsen Holdings plc

Consolidated Balance Sheet

December 31, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$-	$157	$450	$-	$610
Trade and other receivables, net	-	-	629	525	-	1,154
Prepaid expenses and other current assets	-	-	324	136	-	460
Intercompany receivables	1	1,897	137	225	(2,260)	-
Total current assets	4	1,897	1,247	1,336	(2,260)	2,224
Non-current assets						-
Property, plant and equipment, net	-	-	279	168	-	447
Operating lease right-of-use asset	-	-	175	203	-	378
Goodwill	-	-	5,146	894	-	6,040
Other intangible assets, net	-	-	4,046	424	-	4,470
Deferred tax assets	-	-	125	156	-	281
Other non-current assets	-	-	220	75	-	295
Equity investment in subsidiaries	2,023	1,312	4,507	-	(7,842)	-
Intercompany loans	25	8,646	212	1	(8,884)	-
Total assets	$2,052	$11,855	$15,957	$3,257	$(18,986)	$14,135
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$-	$61	$577	$571	$-	$1,209
Deferred revenues	-	-	273	97	-	370
Income tax liabilities	-	-	3	39	-	42
Current portion of long-term debt, finance lease obligations and short-term borrowings	-	229	57	7	-	293
Intercompany payables	1	1	2,123	135	(2,260)	-
Total current liabilities	1	291	3,033	849	(2,260)	1,914
Non-current liabilities						-
Long-term debt and finance lease obligations	-	7,148	850	16	-	8,014
Operating lease liabilities	-	-	196	162	-	358
Deferred tax liabilities	-	71	816	66	-	953
Intercompany loans	-	-	8,673	211	(8,884)	-
Other non-current liabilities	-	48	366	239	-	653
Total liabilities	1	7,558	13,934	1,543	(11,144)	11,892
Total shareholders’ equity	2,051	4,297	2,023	1,522	(7,842)	2,051
Noncontrolling interests	-	-	-	192	-	192
Total equity	2,051	4,297	2,023	1,714	(7,842)	2,243
Total liabilities and equity	$2,052	$11,855	$15,957	$3,257	$(18,986)	$14,135

Nielsen Holdings plc

Consolidated Balance Sheet

December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$-	$78	$374	$-	$454
Trade and other receivables, net	-	-	540	563	-	1,103
Prepaid expenses and other current assets	-	-	295	125	-	420
Intercompany receivables	7	1,615	309	328	(2,259)	-
Total current assets	9	1,615	1,222	1,390	(2,259)	1,977
Non-current assets						-
Property, plant and equipment, net	-	-	303	163	-	466
Operating lease right-of-use asset	-	-	194	199	-	393
Goodwill	-	-	5,131	862	-	5,993
Other intangible assets, net	-	-	4,332	549	-	4,881
Deferred tax assets	1	-	-	275	-	276
Other non-current assets	-	-	260	73	-	333
Equity investment in subsidiaries	2,170	1,298	5,399	-	(8,867)	-
Intercompany loans	25	8,887	223	1,605	(10,740)	-
Total assets	$2,205	$11,800	$17,064	$5,116	$(21,866)	$14,319
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$10	$62	$565	$545	$-	$1,182
Deferred revenues	-	-	257	88	-	345
Income tax liabilities	-	-	4	56	-	60
Current portion of long-term debt, finance lease obligations and short-term borrowings	-	861	46	7	-	914
Intercompany payables	-	3	1,948	308	(2,259)	-
Total current liabilities	10	926	2,820	1,004	(2,259)	2,501
Non-current liabilities						-
Long-term debt and finance lease obligations	-	7,302	80	13	-	7,395
Operating lease liabilities	-	-	217	153	-	370
Deferred tax liabilities	-	71	887	94	-	1,052
Intercompany loans	-	-	10,516	224	(10,740)	-
Other non-current liabilities	-	22	374	217	-	613
Total liabilities	10	8,321	14,894	1,705	(12,999)	11,931
Total shareholders’ equity	2,195	3,479	2,170	3,218	(8,867)	2,195
Noncontrolling interests	-	-	-	193	-	193
Total equity	2,195	3,479	2,170	3,411	(8,867)	2,388
Total liabilities and equity	$2,205	$11,800	$17,064	$5,116	$(21,866)	$14,319

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2020

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(14)	$85	$1,051	$(123)	$999
Investing activities:					—
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(15)	(15)	(30)
Proceeds from the sale of subsidiaries and affiliates	—	—	4	9	13
Additions to property, plant and equipment and other assets	—	—	(42)	(44)	(86)
Additions to intangible assets	—	—	(347)	(86)	(433)
Other investing activities	1	—	1	(3)	(1)
Net cash provided by/(used in) investing activities	1	—	(399)	(139)	(537)
Financing activities:
Proceeds from debt, net of issuance costs	—	2,258	713	—	2,971
Repayments of debt	—	(3,089)	(3)	—	(3,092)
Cash dividends paid to shareholders	(86)	—	—	—	(86)
Activity under stock plans	(2)	—	(10)	—	(12)
Proceeds from employee stock purchase plan	4	—	(1)	—	3
Finance leases	—	—	(52)	(8)	(60)
Settlement of intercompany and other financing activities	98	746	(1,217)	342	(31)
Net cash provided by/(used in) financing activities	14	(85)	(570)	334	(307)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	4	1
Net increase/(decrease) in cash and cash equivalents	1	—	79	76	156
Cash and cash equivalents at beginning of period	2	—	78	374	454
Cash and cash equivalents at end of period	$3	$—	$157	$450	$610

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2019

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(8)	$90	$1,045	$(61)	$1,066
Investing activities:					—
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(11)	(50)	(61)
Proceeds from the sale of subsidiaries and affiliates			17	—	17
Additions to property, plant and equipment and other assets	—	—	(59)	(57)	(116)
Additions to intangible assets	—	—	(340)	(63)	(403)
Other investing activities	—	—	(16)	(3)	(19)
Net cash provided by/(used in) investing activities	—	—	(409)	(173)	(582)
Financing activities:
Repayments of debt	—	(57)	—	—	(57)
Increase/(decrease) in short term borrowings	—	—	—	(1)	(1)
Cash dividends paid to shareholders	(395)	—	—	—	(395)
Activity under stock plans	—	—	(8)	—	(8)
Proceeds from employee stock purchase plan	4	—	—	—	4
Finance leases	—	—	(54)	(6)	(60)
Settlement of intercompany and other financing activities	398	(33)	(570)	178	(27)
Net cash provided by/(used in) financing activities	7	(90)	(632)	171	(544)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(5)	(5)	(10)
Net increase/(decrease) in cash and cash equivalents	(1)	—	(1)	(68)	(70)
Cash and cash equivalents at beginning of period	3	—	79	442	524
Cash and cash equivalents at end of period	$2	$—	$78	$374	$454

Nielsen Holdings plc

Consolidated Statement of Cash Flows

For the year ended December 31, 2018

				Non-
(IN MILLIONS)	Parent	Issuers	Guarantor	Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$(2)	$240	$960	$(140)	$1,058
Investing activities:					—
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(15)	(28)	(43)
Proceeds from the sale of subsidiaries and affiliates			51	—	51
Additions to property, plant and equipment and other assets	—	—	(54)	(52)	(106)
Additions to intangible assets	—	—	(366)	(48)	(414)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	4	4
Other investing activities	—	—	9	(7)	2
Net cash provided by/(used in) investing activities	—	—	(375)	(131)	(506)
Financing activities:
Repayments of debt	—	(818)	—	(1)	(819)
Proceeds from the issuance of debt, net of issuance costs	—	781	—	—	781
Increase/(decrease) in short term borrowings	—	—	—	1	1
Cash dividends paid to shareholders	(494)	—	—	—	(494)
Repurchase of common stock	(70)	—	—	—	(70)
Activity under stock plans	23	—	(8)	—	15
Proceeds from employee stock purchase plan	5	—	—	—	5
Finance leases	—	—	(73)	(3)	(76)
Settlement of intercompany and other financing activities	539	(204)	(491)	137	(19)
Net cash provided by/(used in) financing activities	3	(241)	(572)	134	(676)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(5)	(8)
Net increase/(decrease) in cash and cash equivalents	1	(1)	10	(142)	(132)
Cash and cash equivalents at beginning of period	2	1	69	584	656
Cash and cash equivalents at end of period	$3	$—	$79	$442	$524

 2

21. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2020
Revenues	$1,559	$1,496	$1,563	$1,672
Operating income/(loss)	$98	$28	$174	$166
Income(loss) before income taxes and equity in net income(loss) of affiliates	$(2)	$(64)	$79	$61
Net income/(loss) attributable to Nielsen shareholders	$(18)	$(30)	$7	$35
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$(0.05)	$(0.08)	$0.02	$0.10
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$(0.05)	$(0.08)	$0.02	$0.10

	First	Second	Third	Fourth
(IN MILLIONS, EXCEPT PER SHARE DATA)	Quarter	Quarter	Quarter	Quarter
2019
Revenues	$1,563	$1,628	$1,616	$1,691
Operating income/(loss)	$174	$249	$(740)	$224
Income(loss) before income taxes and equity in net income(loss) of affiliates	$79	$149	$(848)	$(43)
Net income/(loss) attributable to Nielsen shareholders	$43	$123	$(472)	$(109)
Net income/(loss) per share of common stock, basic
Net income/(loss) attributable to Nielsen shareholders	$0.12	$0.35	$(1.33)	$(0.31)
Net income/(loss) per share of common stock, diluted
Net income/(loss) attributable to Nielsen shareholders	$0.12	$0.34	$(1.33)	$(0.31)

22. Subsequent Events

A virtual special meeting of Nielsen’s shareholders was held on February 11, 2021.  At the special meeting, the Proposed Connect Transaction was submitted to a vote of the shareholders through the solicitation of proxies.  Approval of the Proposed Connect Transaction required the affirmative vote of the holders of a majority of ordinary shares present (online or by proxy) at the special meeting.  The Proposed Connect Transaction was approved by the requisite vote of Nielsen’s shareholders.

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings plc

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Selling, general and administrative expenses	$13	$14	$4
Operating loss	(13)	(14)	(4)
Interest income/(loss)	1	1	1
Interest expense	—	—	—
Other income/(expense), net	—	—	—
Income/(loss) before income taxes and equity in net income/(loss) of subsidiaries	(12)	(13)	(3)
Benefit/(provision) for income taxes	—	—	—
Equity in net income/(loss) of subsidiaries	6	(402)	(709)
Net income/(loss)	$(6)	$(415)	$(712)

Nielsen Holdings plc

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2020	2019
Assets:
Current assets
Cash and cash equivalents	$3	$2
Amounts receivable from subsidiary	1	7
Total current assets	4	9
Investment in subsidiaries	2,023	2,170
Loans outstanding from subsidiary	25	25
Other non-current assets	—	1
Total assets	$2,052	$2,205
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	—	10
Intercompany payables	1	—
Total current liabilities	1	10
Loans outstanding from subsidiary	—	—
Other non-current liabilities	—	—
Total liabilities	1	10
Total equity	2,051	2,195
Total liabilities and equity	$2,052	$2,205

Nielsen Holdings plc

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
Net cash provided by/(used in) operating activities	$(14)	$(8)	$(2)
Investing Activities:
Other investing activities	1	—	—
Net cash provided by/(used in) investment activities	1	—	—
Financing Activities:
Cash dividends paid to shareholders	(86)	(395)	(494)
Repurchase of common stock	—	—	(70)
Activity under stock plans	(2)	—	23
Proceeds from employee stock purchase plan	4	4	5
Other financing activities	98	398	539
Net cash provided by/(used in) financing activities	14	7	3
Net increase/(decrease) in cash and cash equivalents	1	(1)	1
Cash and cash equivalents, beginning of period	2	3	2
Cash and cash equivalents, end of period	$3	$2	$3

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

3. Related Party Transactions

The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. The Company had a $25 million loan receivable from subsidiaries associated with financing transactions for each of the years ended December 31, 2020 and 2019.

4. Common Stock and Related Transactions

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for the years ended December 31, 2019 and 2020, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2019	March 7, 2019	March 21, 2019	$0.35
April 18, 2019	June 5, 2019	June 19, 2019	$0.35
July 18, 2019	August 22, 2019	September 5, 2019	$0.35
November 3, 2019	November 21, 2019	December 5, 2019	$0.06
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06

On February 4, 2021, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on March 18, 2021 to shareholders of record at the close of business on March 4, 2021.

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

As of December 31, 2020, there have been 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the year ended December 31, 2020

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2020, 2019 and 2018

(IN MILLIONS)	Balance Beginning of Period	Charges to Earnings	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for doubtful accounts and sales returns
For the year ended December 31, 2018	$29	$5	$(2)	$(1)	$31
For the year ended December 31, 2019	$31	$2	$(5)	$-	$28
For the year ended December 31, 2020	$28	$17	$(5)	$1	$41

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2018	$466	$193	$3	$(11)	$651
For the year ended December 31, 2019	$651	$(4)	$1	$(12)	$636
For the year ended December 31, 2020	$636	$11	$2	$(3)	$646

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2021 Annual General Meeting of Shareholders to be filed with the SEC (the “2021 Proxy Statement”): “Proposal No. 1 – Election of Directors”, “The Board of Directors and Certain Governance Matters” and “Delinquent Section 16(a) Reports”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2021 Proxy Statement: “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2021 Proxy Statement: “Equity Compensation Plan Information” and “Ownership of Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2021 Proxy Statement: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the following section of the 2021 Proxy Statement: “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

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

3.1

Articles of Association of Nielsen Holdings plc (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

4.1(a)

Indenture, dated as of September 27, 2013, among The Nielsen Company (Luxembourg) S.ar.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings N.V. filed on September 27, 2013 (File No. 001-35042))

4.1(b)

First Supplemental Indenture, dated as of December 31, 2013, between Nielsen Audio, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(b) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.1(c)

Second Supplemental Indenture, dated as of December 31, 2013, between Cardinal North LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.1(d)

Third Supplemental Indenture, dated as of December 31, 2013, between Nielsen International Holdings, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4(d) to the Annual Report on Form 10-K of Nielsen Holdings N.V. filed on February 21, 2014 (File No. 001-35042))

4.1(e)

Fourth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Deutsche Bank Trust Company, as trustee (incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

4.1(f)

Fifth Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(f) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.1(g)

Sixth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.1(h)

Seventh Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(h) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.1(i)

Eighth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 28, 2015 (File No. 001-35042))

4.1(j)

Ninth Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 21, 2015 (File No. 001-35042))

4.1(k)

Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

Exhibit No.	Description

4.1(l)

Eleventh Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.1(m)

Twelfth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.1(n)

Thirteenth Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(n) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.1(o)

Fourteenth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(o) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.1(p)

Fifteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.1(q)

Sixteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.1(r)

Seventeenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.3(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.1(s)

Eighteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5 to the Form 10-Q of Nielsen Holdings N.V. filed on October 25, 2017 (File No. 001-35042))

4.1(t)

Nineteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q of Nielsen Holdings N.V. filed on October 25, 2017 (File No. 001-35042))

4.1(u)

Twentieth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2(d) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 26, 2018 (File No. 001-35042))

4.1(v)*	Twenty-First Supplemental Indenture, dated as of February 24, 2020, between TNC Europe B.V. and Deutsche Bank Trust Company Americas, as trustee
4.1(w)*	Twenty-Second Supplemental Indenture, dated as of June 25, 2020, between The Nielsen Company (Europe) Sàrl and Deutsche Bank Trust Company Americas, as trustee
4.1(x)*	Twenty-Third Supplemental Indenture, dated as of June 25, 2020, between Brandbank Limited and Deutsche Bank Trust Company Americas, as trustee
4.2(a)

Indenture, dated as of April 11, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings N.V. filed on April 11, 2014 (File No. 001-35042))

4.2(b)

First Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed July 29, 2014 (File No. 001-35042))

Exhibit No.	Description

4.2(c)

Supplemental Indenture, dated as of July 8, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (identified therein) and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen N.V. filed on July 8, 2014 (File No. 001-35042))

4.2(d)

Third Supplemental Indenture, dated as of December 23, 2014, between Scarborough Research and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.2(e)

Fourth Supplemental Indenture, dated as of December 23, 2014, between Nielsen N.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Nielsen N.V. filed on December 29, 2014 (File No. 001-35042))

4.2(f)

Fifth Supplemental Indenture, dated as of January 23, 2015, between Valcon Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(e) to the Annual Report on Form 10-K of Nielsen N.V. filed on February 20, 2015 (File No. 001-35042))

4.2(g)

Supplemental Indenture, dated as of February 25, 2015, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2015 (File No. 001-35042))

4.2(h)

Sixth Supplemental Indenture, dated as of July 7, 2015, between eXelate, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen N.V. filed on July 28, 2015 (File No. 001-35042))

4.2(i)

Seventh Supplemental Indenture, dated as of August 17, 2015, between Affinnova, Inc. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 21, 2015 (File No. 001-35042))

4.2(j)

Eighth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Finance Ireland Limited and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(k)

Ninth Supplemental Indenture, dated as of April 20, 2016, between Nielsen Luxembourg S.ar.l and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(l)

Tenth Supplemental Indenture, dated as of April 20, 2016, between Nielsen UK Finance I, LLC and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on July 26, 2016 (File No. 001-35042))

4.2(m)

Eleventh Supplemental Indenture, dated as of October 31, 2016 between Rugby Acquisition B.V. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(1) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.2(n)

Twelfth Supplemental Indenture, dated as of October 31, 2016 between RSMG Insights Cooperatief U.A. and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4(m) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 17, 2017 (File No. 001-35042))

4.2(o)

Thirteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc., Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.2(p)

Fourteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC, Nielsen Finance Co.  and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

Exhibit No.	Description

4.2(q)

Fifteenth Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Media Services, LLC, Nielsen Finance Co. and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.2(r)

Sixteenth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.2(s)

Seventeenth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.2(t)

Eighteenth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Delaware Trust Company, as trustee (incorporated herein by reference to Exhibit 4.2(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 26, 2018 (File No. 001-35042))

4.2(u)*	Nineteenth Supplemental Indenture, dated as of February 24, 2020, between TNC Europe B.V. and Delaware Trust Company, as trustee
4.2(v)*	Twentieth Supplemental Indenture, dated as of June 25, 2020, between The Nielsen Company (Europe) Sàrl and Delaware Trust Company, as trustee
4.2(w)*	Twenty-First Supplemental Indenture, dated as of June 25, 2020, between Brandbank Limited and Delaware Trust Company, as trustee
4.3(a)

Indenture, dated as of January 31, 2017, among The Nielsen Company (Luxembourg) S.à r.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc on February 1, 2017 (File No. 001-35042))

4.3(b)

First Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.3(c)

Second Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.3(d)

Third Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.3(e)

Fourth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.3(f)

Fifth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.3(g)

Sixth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 26, 2018 (File No. 001-35042))

4.3(h)*	Seventh Supplemental Indenture, dated as of February 24, 2020, between TNC Europe B.V. and Deutsche Bank Trust Company Americas, as trustee
4.3(i)*	Eighth Supplemental Indenture, dated as of June 25, 2020, between The Nielsen Company (Europe) Sàrl and Deutsche Bank Trust Company Americas, as trustee

Exhibit No.	Description

4.3(j)*	Ninth Supplemental Indenture, dated as of June 25, 2020, between Brandbank Limited and Deutsche Bank Trust Company Americas, as trustee
4.4

Indenture, dated as of September 24, 2020, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc on September 24, 2020 (File No. 001-35042))

4.5

Indenture, dated as of September 24, 2020, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Nielsen Holdings plc on September 24, 2020 (File No. 001-35042))

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to Nielsen Holdings plc's Annual Report on Form 10-K filed with the SEC on February 27, 2020)
10.1†

Nielsen Holdings plc Severance Policy for Section 16 Officers and United-States-Based Senior Executives (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

10.2†*	The Nielsen Company Deferred Compensation Plan (as Amended and Restated Effective November 22, 2016)

10.3(a)†

Form of 2018 Nielsen Holdings plc Performance Restricted Stock Unit Agreement (Related Total Shareholder Return) (incorporated herein by reference to Exhibit 10.3(e) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.3(b)†

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

Form of Nielsen Holdings plc 2019 Performance Restricted Stock Unit Award Agreement (Revenue CAGR) (incorporated herein by reference to Exhibit 10.3(f) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020) (File No. 001-35042))

10.3(e)†

Form of Nielsen Holdings plc 2019 Performance Restricted Stock Unit Award Agreement (Cumulative EPS) (incorporated herein by reference to Exhibit 10.3(g) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020) (File No. 001-35042))

10.3(f)†*	Form of Nielsen Holdings plc 2020 Performance Restricted Stock Unit Award Agreement (Revenue)

10.3(g)†*	Form of Nielsen Holdings plc 2020 Performance Restricted Stock Unit Award Agreement (Cumulative EPS)

10.4(a)†

Offer letter to Nancy Phillips, dated December 15, 2016 (incorporated herein by reference to Exhibit 10.4(b) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.4(b)†

Offer Letter to David J. Anderson, dated September 4, 2018 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on September 5, 2018 (File No. 001-35042))

10.4(c)†

Letter Agreement, dated November 16, 2018, by and between David Kenny and Nielsen Holdings plc (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on November 20, 2018 (File No. 001-35042))

Exhibit No.	Description

10.4(d)†

Offer Letter to George Callard, dated January 3, 2019 (incorporated herein by reference to Exhibit 10.4(e) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.4(e)†

Offer Letter to Laurie Lovett, dated as of December 13, 2019 (incorporated herein by reference to Exhibit 10.4(g) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020 (File No. 001-35042))

10.4(f)†

Offer Letter to Linda Zukauckas, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.4(h) the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020 (File No. 001-35042))

10.4(g)†

Offer Letter to David Rawlinson, dated as of December 28, 2019 (incorporated herein by reference to Exhibit 10.4(i) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020, (File No. 001-35042))

10.4(h)†

Separation, Non-Disparagement and General Release Agreement, effective as of December 31, 2019, by and between David Anderson and Nielsen Holdings plc (incorporated herein by reference to Exhibit 10.4(j) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020, (File No. 001-35042))

10.5†

Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.6(a)†

VNU Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(b)†

Amendment to the VNU Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(c)†

Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.7†

Form of 2018 Performance Stock Option Award (incorporated herein by reference to Exhibit 10.20 to the Current Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.8(a)†	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the Quarterly report on Form 10-Q of The Nielsen Company B.V. filed on April 29, 2010 (File No. 333-142546-29))

10.8(b)†

Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on August 2, 2010 (File No. 333-167271))

10.9(a)√

Second Amended and Restated Master Services Agreement, effective as of January 1, 2017, by and between Tata America International Corporation & Tata Consultancy Services Limited and The Nielsen Company (US), LLC (incorporated herein by reference to Exhibit 10.11(a) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.9(b)√

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

Exhibit No.	Description

10.10†

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.11(a)†	Nielsen 2019 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on May 23, 2019 (File No. 001-35042))

10.11(b)†

Amended and Restated Nielsen 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.12†

Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.13(a)†

Form of 2017 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19(d) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))]

10.13(b)†

Form of 2018 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19(e) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.13(c)†

Form of 2019 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.15(d) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020 (File No. 001-3504277))

10.13(d)†*	Form 2020 Restricted Stock Unit Award Agreement

10.14†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.15†	Form of Letter of Appointment (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.16†	Directors’ Compensation Policy (incorporated herein by reference to Annex B to the definitive Proxy Statement filed on April 1, 2020 (File No. 001-35042))

10.17†	Form of 2018 Retention Award Agreement (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))
10.18(a)

Amendment Agreement, dated as of July 21, 2020, to that certain Fifth Amended and Restated Credit Agreement, dated as of June 29, 2018, among Nielsen Finance LLC, TNC (US) Holdings Inc., Nielsen Holding and Finance B.V., the guarantors party thereto, Citibank, N.A. as administrative agent, a swing line lender and an L/C issuer and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on July 22, 2020 (File No. 001-35042))

10.18(b)

Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on August 2, 2010 (File No. 333-167271))[1]

10.18(c)

Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on August 2, 2010 (File No. 333-167271))

Exhibit No.	Description

10.19

First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546-29))

10.20

Amendment No. 1, dated as of July 21, 2020, to that certain Credit Agreement, dated as of June 4, 2020 among Nielsen Finance LLC, Nielsen Holding and Finance B.V., the guarantors party thereto, Citibank, N.A. as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on July 22, 2020 (File No. 001-35042))

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

101*

The following financial information from Nielsen Holdings plc’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income/(Loss) for the three years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements.

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

Nielsen Holdings plc
(Registrant)

Date: February 25, 2021	/S/ Christopher Taft
CHRISTOPHER TAFT
Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID KENNY	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2021
David Kenny

/s/ LINDA ZUKAUCKAS	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Linda Zukauckas

/s/ CHRISTOPHER TAFT	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2021
Christopher Taft

/s/ JAMES A. ATTWOOD Jr.	Chairman of the Board	February 25, 2021
James A. Attwood Jr.

/s/ THOMAS H. CASTRO	Director	February 25, 2021
Thomas H. Castro

/s/ GUERRINO DE LUCA	Director	February 25, 2021
Guerrino De Luca

/s/ KAREN HOGUET	Director	February 25, 2021
Karen Hoguet

/s/ HARISH MANWANI	Director	February 25, 2021
Harish Manwani

/s/ JANICE MARINELLI MAZZA	Director	February 25, 2021
Janice Marinelli Mazza

/s/ JONATHAN MILLER	Director	February 25, 2021
Jonathan Miller

/s/ ROBERT POZEN	Director	February 25, 2021
Robert Pozen

/s/ DAVID RAWLINSON	Director	February 25, 2021
David Rawlinson

/s/ NANCY TELLEM	Director	February 25, 2021
Nancy Tellem

/s/ JAVIER TERUEL	Director	February 25, 2021
Javier Teruel

/s/ LAUREN ZALAZNICK	Director	February 25, 2021
Lauren Zalaznick