Form 10-Q
period 2021-03-31
Nielsen Holdings plc
filed 2021-05-06
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 358,497,131 shares of the registrant’s Common Stock outstanding as of March 31, 2021.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020
Revenues	$863	$842
Cost of revenues, exclusive of depreciation and amortization shown separately below	277	324
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	206	202
Depreciation and amortization	127	136
Restructuring charges	—	3
Operating income	253	177
Interest income	—	1
Interest expense	(80)	(83)
Foreign currency exchange transaction losses, net	(4)	(9)
Other expense, net	—	(1)
Income from continuing operations before income taxes	169	85
Provision for income taxes	(60)	(25)
Net income from continuing operations	109	60
Net income/(loss) from discontinued operations, net of income taxes	467	(73)
Net income/(loss)	576	(13)
Net income attributable to noncontrolling interests	3	5
Net income/(loss) attributable to Nielsen shareholders	$573	$(18)
Net income/(loss) per share of common stock, basic
Net income from continuing operations attributable to Nielsen shareholders	0.30	0.16
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	1.30	(0.21)
Net income/(loss) attributable to Nielsen shareholders	$1.60	$(0.05)
Net income/(loss) per share of common stock, diluted
Net income from continuing operations attributable to Nielsen shareholders	0.29	0.16
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	1.30	(0.21)
Net income/(loss) attributable to Nielsen shareholders	$1.59	$(0.05)
Weighted-average shares of common stock outstanding, basic	357,944,731	356,389,022
Dilutive shares of common stock	2,244,591	1,272,358
Weighted-average shares of common stock outstanding, diluted	360,189,322	357,661,380
Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2021	2020
Net income/(loss)	$576	$(13)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	228	(104)
Changes in the fair value of cash flow hedges (2)	5	(33)
Defined benefit pension plan adjustments (3)	144	4
Total other comprehensive income/(loss)	377	(133)
Total comprehensive income/(loss)	953	(146)
Less: comprehensive income/(loss) attributable to noncontrolling interests	1	(3)
Total comprehensive income/(loss) attributable to Nielsen shareholders	$952	$(143)

(1)	Net of tax of $(3) million for each of the three months ended March 31, 2021 and 2020.
(2)	Net of tax of $(3) million and $12 million for the three months ended March 31, 2021 and 2020, respectively
(3)	Net of tax of $(43) million and $(1) million for the three months ended March 31, 2021 and 2020, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$1,197	$500
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $22 and $23 as of March 31, 2021 and December 31, 2020, respectively	504	465
Prepaid expenses and other current assets	319	195
Current assets, discontinued operations	-	1,064
Total current assets	2,020	2,224
Non-current assets
Property, plant and equipment, net	249	270
Operating lease right-of-use asset	154	161
Goodwill	5,654	5,680
Other intangible assets, net	3,594	3,663
Deferred tax assets	48	53
Other non-current assets	165	159
Non-current assets, discontinued operations	-	1,925
Total assets	$11,884	$14,135
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$487	$499
Deferred revenues	148	135
Income tax liabilities	76	15
Current portion of long-term debt, finance lease obligations and short-term borrowings	866	276
Current liabilities, discontinued operations	-	989
Total current liabilities	1,577	1,914
Non-current liabilities
Long-term debt and finance lease obligations	5,886	6,684
Deferred tax liabilities	687	888
Operating lease liabilities	131	140
Other non-current liabilities	433	429
Non-current liabilities, discontinued operations	-	1,837
Total liabilities	8,714	11,892
Commitments and contingencies (Note 13)
Equity:
Shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 358,530,521 and 357,678,263 shares issued and 358,497,131 and 357,644,935 shares outstanding at March 31, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	4,314	4,340
Retained earnings/(accumulated deficit)	(643)	(1,216)
Accumulated other comprehensive loss, net of income taxes	(726)	(1,105)
Total shareholders’ equity	2,977	2,051
Noncontrolling interests	193	192
Total equity	3,170	2,243
Total liabilities and equity	$11,884	$14,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2021	2020
Operating Activities
Net income from continuing operations	$109	$60
Net loss from discontinued operations	(75)	(73)
Gain on disposal of Connect, net of tax, within discontinued operations	542	-
Net income/(loss)	576	(13)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	8	16
(Gain) on sale of discontinued operations, net of tax	(542)	-
Currency exchange rate differences on financial transactions and other (gains)/losses	11	7
Equity in net income of affiliates, net of dividends received	(1)	-
Depreciation and amortization	163	214
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(57)	(107)
Prepaid expenses and other assets	(71)	(13)
Accounts payable and other current liabilities and deferred revenues	(147)	(92)
Other non-current liabilities	(17)	(20)
Interest payable	31	44
Income taxes	1	(41)
Net cash used in operating activities	(45)	(5)
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	-	(27)
Proceeds from the sale of subsidiaries and affiliates, net	2,245	-
Additions to property, plant and equipment and other assets	(7)	(4)
Additions to intangible assets	(82)	(108)
Proceeds from the sale of property, plant and equipment and other assets	3	-
Other investing activities	(1)	(3)
Net cash provided by/(used in) investing activities	2,158	(142)
Financing Activities
Net borrowings under revolving credit facility	-	135
Repayment of debt	(1,478)	(14)
Cash dividends paid to shareholders	(21)	(21)
Activity from share-based compensation plans	(7)	(4)
Proceeds from employee stock purchase plan	-	1
Finance leases	(14)	(11)
Other financing activities	(3)	(4)
Net cash (used in)/provided by financing activities	(1,523)	82
Effect of exchange-rate changes on cash and cash equivalents	(3)	(30)
Net increase/(decrease) in cash and cash equivalents	587	(95)
Cash and cash equivalents at beginning of period	610	454
Cash and cash equivalents at end of period	$1,197	$359
Supplemental Cash Flow Information
Cash paid for income taxes	$(38)	$(52)
Cash paid for interest, net of amounts capitalized	$(57)	$(50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243
Net income/(loss)	—	—	573	—	—	—	573	3	576
Currency translation adjustments, net of tax of $(3)	—	—	—	(3)	—	—	(3)	(2)	(5)
Cash flow hedges, net of tax of $(3)	—	—	—	—	5	—	5	—	5
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	3	3	—	3
Other Comprehensive Income gain/(loss) on disposition, net of tax of $(42)	—	—	—	233	—	141	374	—	374
Dividends to shareholders ($0.06 per share of common stock)	—	(21)	—	—	—	—	(21)	(3)	(24)
Common stock activity from share-based compensation plans	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	7	—	—	—	—	7	—	7
Other	—	(8)	—	—	—	—	(8)	3	(5)
Balance, March 31, 2021	$32	$4,314	$(643)	$(591)	$(34)	$(101)	$2,977	$193	$3,170	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net income/(loss)	—	—	(18)	—	—	—	(18)	5	(13)
Currency translation adjustments, net of tax of $(3)	—	—	—	(96)	—	—	(96)	(8)	(104)
Cash flow hedges, net of tax of $12	—	—	—	—	(33)	—	(33)	—	(33)
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	4	4	—	4
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders ($0.06 per share of common stock)	—	(21)	—	—	—	—	(21)	(3)	(24)
Common stock activity from share-based compensation plans	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	16	—	—	—	—	16	—	16
Balance, March 31, 2020	$32	$4,370	$(1,228)	$(872)	$(52)	$(206)	$2,044	$187	$2,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

Note 1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global data, measurement, and analytics company that provides a holistic and objective understanding of the media industry. With offerings spanning audience measurement, audience outcomes and content, Nielsen offers its clients and partners simple solutions to complex questions and optimizes the value of their investments and growth strategies. It is the only company that can offer de-duplicated cross-media audience measurement. Audience is Everything™ to Nielsen and its clients, and Nielsen is committed to ensuring that every voice counts.

Nielsen offers measurement and analytics services in nearly 60 countries, with its registered office located in Oxford, the United Kingdom and its headquarters located in New York, United States.

On March 5, 2021, Nielsen completed the previously announced sale of the Company’s Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by the Company, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”). The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments, and recorded a preliminary gain of $542 million, net of tax within discontinued operations.  Proceeds from the sale were primarily utilized for debt repayment. See Note 15 – Discontinued Operations.

The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented. Subsequent to the closing of the Connect Transaction, the Company no longer consolidated the financial results of the Global Connect segment. Our continuing business operates as a single operating segment and a single reportable segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2021 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 2,781,930 and 3,388,749 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, as such shares would have been anti-dilutive.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of clients’ financial condition are performed. The allowance for doubtful accounts is made when collection of the full amounts is no longer probable by also incorporating reasonable and supportable forecasts (expected loss).

During the three months ended March 31, 2021, Nielsen sold $10 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2021 and December 31, 2020, $10 million and $30 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities for the receivables sold during the period, for which the related costs are not significant. The proceeds of $10 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

Discontinued Operations

We consider assets to be held for sale when management, having the authority through shareholder approval, commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the carrying value of an asset at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with GAAP, assets held for sale are not depreciated or amortized.

If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. Certain corporate costs directly attributable to the discontinued operations and transaction costs directly related to the sale are also presented within net income/(loss) from discontinued operations, net of income taxes. The assets and liabilities have been accounted for as assets held for sale in our condensed consolidated balance sheets through the date of the sale. The operating results related to these lines of business have been included in discontinued operations in our condensed consolidated statements of operations.  The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. See Note 15 – Discontinued Operations for further detail.

Note 2. Summary of Recent Accounting Pronouncements

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. Upon adoption, this new standard did not have a significant impact on Nielsen’s financial statements.

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

Note 3. Revenue Recognition

Revenue is measured based on the consideration specified in a contract with a customer.  The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer, which generally occurs over time. Substantially all of the Company’s customer contracts are non-cancelable and non-refundable.

Revenue is primarily generated from television, radio, digital and mobile audience measurement services and analytics, which are used by the Company’s clients to establish the value of airtime and more effectively schedule and promote their programming and the Company’s advertising clients to plan and optimize their spending. As the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer.

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

The table below sets forth the Company’s revenue disaggregated by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Nielsen
Audience Measurement	$632	$615
Outcomes/Content	231	227
Total	$863	$842

Timing of revenue recognition
Products transferred at a point in time	$83	$70
Products and services transferred over time	780	772
Total	$863	$842

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	March 31, 2021	December 31, 2020
Contract assets	$107	$94
Contract liabilities	$148	$135

The increase in the contract assets balance during the period was primarily due to $101 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of March 31, 2021, offset by $88 million of contract assets included in the December 31, 2020 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $92 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $78 million of revenue recognized that was included in the December 31, 2020 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2021, approximately $3.9 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 78% of these remaining performance obligations through December 31, 2022, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of March 31, 2021 and December 31, 2020, the balances of such capitalized costs were $6 million and $3 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for each of the three months ended March 31, 2021 and March 31, 2020 was zero. There was no impairment loss recorded in any of the periods presented.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts rollforward incorporating expected credit losses as of March 31, 2021 and 2020, respectively.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for doubtful accounts
Three months ended March 31, 2021	$11	$1	$-	$-	$12
Year ended December 31, 2020	$8	$7	$(4)	$-	$11

Note 4. Business Acquisitions

Acquisitions

For the three months ended March 31, 2021, Nielsen had no acquisitions.

For the three months ended March 31, 2020, Nielsen paid cash consideration of $2 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on Nielsen’s consolidated results of operations would not have been material.

Note 5. Leases

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and Nielsen recognizes lease expense for these leases as incurred over the lease term. ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Nielsen’s lease terms may include options to extend or terminate the lease when it is reasonably certain that Nielsen will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Nielsen uses the rate implicit in the lease for the discount rate when determining the present value of lease payments whenever that rate is readily determinable. If the rate is not readily determinable, Nielsen uses its incremental borrowing rate, which is updated periodically, based on the information available at commencement date. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. Nielsen has lease agreements with lease and non-lease components, which are generally accounted for together.

Nielsen has operating and finance leases for real estate facilities, servers, computer hardware, and other equipment. Nielsen’s leases have remaining lease terms of 1 year to 30 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$11
Interest on lease liabilities	1	2
Total finance lease cost	11	13
Operating lease cost	12	11
Total lease cost	$23	$24

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$154	$161

Other current liabilities	55	50
Operating lease liabilities	131	140
Total operating lease liabilities	$186	$190

Finance leases
Property, plant and equipment, gross	$304	$300
Accumulated depreciation	(189)	(175)
Property, plant and equipment, net	115	125

Other intangible assets, gross	17	11
Accumulated amortization	(15)	(9)
Other intangible assets, net	2	2

Accounts payable and other current liabilities	41	39
Long-term debt and capital lease obligations	53	59
Total finance lease liabilities	$94	$98

	Three Months Ended March 31,
Other information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(1)	(2)
Operating cash flows from operating leases	(13)	(13)
Financing cash flows from finance leases	(8)	(6)
Right-of-use assets obtained in exchange for new finance lease liabilities	3	2
Right-of-use assets obtained in exchange for new operating lease liabilities	11	10
Weighted-average remaining lease term--finance leases	3 years	3 years
Weighted-average remaining lease term--operating leases	7 years	6 years
Weighted-average discount rate--finance leases	5.30%	5.98%
Weighted-average discount rate--operating leases	3.30%	4.31%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)		Operating Leases	Finance Leases
For April 1, 2021 to December 31, 2021		$43	$33
2022		48	30
2023		35	25
2024		21	8
2025		12	1
2026		10	-
Thereafter		47	-
Total lease payments		216	97
Less imputed interest		(30)	(3)
Total	S	186	$94

Note 6. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for the reporting unit for the three months ended March 31, 2021.

(IN MILLIONS)	Nielsen
Balance, December 31, 2020	$5,680
Acquisitions, divestitures and other adjustments	(16)
Effect of foreign currency translation	(10)
Balance, March 31, 2021	$5,654

At March 31, 2021, $31 million of the goodwill is expected to be deductible for income tax purposes.

Goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. There were no indicators of impairment related to goodwill during the first quarter end March 31, 2021. Nielsen will continue to closely evaluate any indicators of future impairments related to goodwill.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2021	2020	2021	2020
Indefinite-lived intangibles:
Trade names and trademarks	$1,833	$1,833	$—	$—
Amortized intangibles:
Trade names and trademarks	128	128	(111)	(110)
Customer-related intangibles	2,563	2,564	(1,608)	(1,580)
Covenants-not-to-compete	26	26	(26)	(26)
Content databases	168	168	(57)	(53)
Computer software	1,411	1,372	(758)	(692)
Patents and other	148	153	(123)	(120)
Total	$4,444	$4,411	$(2,683)	$(2,581)

Other indefinite-lived intangible assets are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Pursuant to the Connect Transaction, Nielsen granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Connect segment.  However, as this indefinite-lived trade name will be retained by Nielsen as part of the Connect Transaction, the trade name is included within continuing operations. During the first quarter of 2021, Nielsen concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect.  The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  As a result of the interim assessment, Nielsen concluded that the estimated fair values exceeded their carrying values. As such there was no impairment. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

Amortization expense associated with the above intangible assets was $102 million and $107 million for the three months ended March 31, 2021 and 2020, respectively. These amounts included amortization expense associated with computer software of $65 million and $69 million for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the net book value of purchased software and internally developed software was $14 million and $639 million, respectively.

Note 7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the three months ended March 31, 2021 and 2020.

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)
Other comprehensive income/(loss) before reclassifications	(5)	1	—	(4)
Amounts reclassified from accumulated other comprehensive (income)/loss	233	4	144	381
Net current period other comprehensive income/(loss)	228	5	144	377
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(2)	—	—	(2)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	230	5	144	379
Balance March 31, 2021	$(591)	$(34)	$(101)	$(726)

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive income/(loss) before reclassifications	(104)	(34)	1	(137)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	1	3	4
Net current period other comprehensive income/(loss)	(104)	(33)	4	(133)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(8)	—	—	(8)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(96)	(33)	4	(125)
Balance March 31, 2020	$(872)	$(52)	$(206)	$(1,130)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2021 and 2020, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2021	March 31, 2020	Statement of Operations
Currency Translation Adjustments
Currency translation (gains)/losses on dispositions(2)	$233	$—	Net income/(loss) from discontinued operations
	—	—	Net income/(loss) from discontinued operations
	$233	$—	Total, net of tax
Cash flow hedges
Interest rate contracts	$6	$2	Interest (income)/expense
	(2)	(1)	(Benefit)/provision for income taxes
	$4	$1	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(1)	$4	$4
	(1)	(1)	(Benefit)/provision for income taxes
	$3	$3	Total, net of tax
Unrealized (gains)/losses on pension liability on dispositions(2)	$183	$—	Net income/(loss) from discontinued operations
	(42)	—	Net income/(loss) from discontinued operations
	$141	$—	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$144	$3
Total reclassification for the period	$381	$4	Net of tax

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

(2)

The sale of Global Connect resulted in a total reclassification from accumulated other comprehensive income of $374 million, including accumulated currency translation adjustment of $233 million, and unrealized gain on pension liability of $141 million, net of taxes for the three months ended March 31, 2021.

Note 8. Restructuring Activities

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

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2020	$14
Charges	-
Payments	(7)
Balance at March 31, 2021	$7

Nielsen recorded zero and $3 million in restructuring charges primarily relating to the productivity initiatives referenced above for the three months ended March 31, 2021 and 2020, respectively.

The $7 million in remaining liabilities for restructuring actions at March 31, 2021, is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2021.

Note 9. Fair Value Measurements

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31,
(IN MILLIONS)	2021	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	23	23	—	—
Investment in mutual funds (2)	2	2	—	—
Warrant(3)	5	—	—	5
Interest rate swap arrangements (4)	—	—	—	—
Total	$30	$25	$—	5
Liabilities:
Interest rate swap arrangements (4)	$44	—	$44	—
Deferred compensation liabilities (5)	23	23	—	—
Total	$67	$23	$44	—

zz

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	24	24	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (4)	—	—	—	—
Total	$26	$26	—	—
Liabilities:
Interest rate swap arrangements (4)	$52	—	$52	—
Deferred compensation liabilities (5)	24	24	—	—
Total	$76	$24	$52	—

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
(3)

The estimated fair value of the Connect Warrant issued March 5, 2021, of $5 million which was part of the proceeds related to the sale was included in the net gain on sale of the Global Connect segment. The Connect Warrant is marked-to-market each reporting period with the subsequent change in fair value recorded to other income/(expense), net in the condensed consolidated statement of operations.  The Connect Warrant is reported within other non-current assets within the condensed consolidated balance sheet.  The fair value of the Connect Warrant asset is estimated using a Black-Scholes option-pricing model.

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

To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. Nielsen documents the relationship between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions as well as the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis. Nielsen recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets, and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, Nielsen recognizes the changes in fair value of these instruments in accumulated other comprehensive income/(loss).

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 10 – Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions pursuant to which the Company could be declared in default on its derivative obligations if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders. At March 31, 2021, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

For the three months ended March 31, 2021 and 2020, Nielsen recorded an insignificant net loss and a net loss of $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the notional amount of the outstanding foreign currency derivative financial instruments were $29 million and $68 million, respectively.

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

As of March 31, 2021, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date

$250,000,000	October 2021
$250,000,000	July 2022
$150,000,000	April 2023

Notional Amount	Maturity Date
$250,000,000	May 2023
$250,000,000	June 2023
$150,000,000	July 2023

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020 respectively is as follows:

	Interest Expense
	Three Months Ended March 31,
(IN MILLIONS)	2021	2020
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$80	$83
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$(4)	$(1)
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—

Nielsen expects to recognize approximately $24 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
Derivatives Designated as Hedging	Prepaid Expense	Other	Other	Prepaid Expense	Other	Other
Instruments	and Other Current	Current	Non-Current	and Other Current	Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$—	$4	$40	$—	$4	$48

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2021 and 2020 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2021	2020		2021	2020
Interest rate swaps	$(1)	$47	Interest expense	$6	$2

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2021.

Note 10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2021.

Annual maturities of Nielsen’s long-term debt are as follows:

	March 31, 2021			December 31, 2020
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$1,125 million Senior secured term loan (LIBOR based variable rate of 1.85%) due 2023		$741	$741		$754	$752
$2,303 million Senior secured term loan (LIBOR based variable rate of 2.10%) due 2023		1,599	1,599		1,603	1,602
€545 million Senior secured term loan (Euro LIBOR based variable rate of 2.50%) due 2023		239	238		251	250
€660 million Senior secured term loan (Euro LIBOR based variable rate of 3.75%) due 2025		611	623		639	654
$550 million Senior secured term loan (LIBOR based variable rate of 4.75%) due 2025		421	431		419	434
$850 million Senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.95%	3,611	3,632	3.01%	3,666	3,692
$425 million 5.500% senior debenture loan due 2021		—	—		150	151
$825 million 5.000% senior debenture loan due 2022		824	826		824	828
$500 million 5.000% senior debenture loan due 2025		498	511		498	514
$1,000 million 5.625% senior debenture loan due 2028		986	1,049		985	1,088
$750 million 5.875% senior debenture loan due 2030		739	811		739	846
Total debenture loans (with weighted-average interest rate)	5.68%	3,047	3,197	5.69%	3,196	3,427
Other loans		—	—		—	—
Total long-term debt	4.20%	6,658	6,829	4.26%	6,862	7,119
Finance lease and other financing obligations		94			98
Total debt and other financing arrangements		6,752			6,960
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		866			276
Non-current portion of long-term debt and finance lease and other financing obligations		$5,886			$6,684

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

On October 31, 2020, Nielsen entered into the Stock Purchase Agreement to sell its Global Connect business to affiliates of Purchaser, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Connect Warrant. The Connect Transaction was approved by the requisite vote of Nielsen’s shareholders. The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments. Proceeds from the sale were primarily utilized for debt repayment.

On March 16, 2021, Nielsen completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the Senior secured term loans due 2025. The partial prepayment resulted in aggregate principal amounts of 2023 and 2025 senior secured term loans remaining outstanding of approximately $2.6 billion and $1 billion, respectively. Nielsen redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21, 2021 and redeemed $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

Nielsen wrote-off certain previously deferred financing fees of $7.5 million associated with the redemptions during the period ended March 31, 2021, which was included within net income/(loss) from discontinued operations, net of tax.

The redemption of the 2022 Notes will result in a pre-tax charge of $1 million in the second quarter of 2021.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2021 to December 31, 2021	$824
2022	—
2023	2,580
2024	—
2025	1,529
2026	—
Thereafter	1,725
$6,658

Note 11. Shareholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2021
Actual number of shares of common stock outstanding
Beginning of period	357,644,935
Shares of common stock issued through compensation plans	852,258
Employee benefit trust activity	(62)
End of period	358,497,131

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for years ended December 31, 2020 and the three months ended March 31, 2021, respectively.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06
February 4, 2021	March 4, 2021	March 18, 2021	$0.06

On April 22, 2021, the Board declared a cash dividend of $0.06 per share on the Company’s common stock. The dividend is payable on June 17, 2021 to shareholders of record at the close of business on June 3, 2021.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on Nielsen’s evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted Nielsen on August 6, 2015, which was extended by the authority approved by Nielsen’s shareholders at its annual general meeting held on May 12, 2020. Nielsen has requested approval from its shareholders at its annual general meeting to be held on May 25, 2021 to renew this authority for a period of one year.

As of March 31, 2021, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the three months ended March 31, 2021.

Note 12. Income Taxes

The effective tax rates before discrete tax items for the three months ended March 31, 2021 and 2020 were 26% ($44 million tax expense) and 15% ($13 million tax expense), respectively. The tax rate for the three months ended March 31, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, partially offset by the reversal of valuation allowance related to certain loss carryforwards. The tax rate for the three months ended March 31, 2020 was lower than the statutory rate as a result of the reversal of valuation allowance related to certain loss carryforwards offset by the impact of tax rate differences in other jurisdictions where the Company files tax returns. For the three months ended March 31, 2021, the total tax expense was $60 million which includes the impact of tax rate changes and other discrete items recognized in the first quarter. For the three months ended March 31, 2020, the total tax expense was $25 million, which includes impact of the CARES Act and other discrete items recognized in the first quarter.

The estimated liability for unrecognized tax benefits as of December 31, 2020 was $128 million. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. and in many state and foreign jurisdictions. With few exceptions the Company is no longer subject to U.S. Federal income tax examination for 2015 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2013 through 2020.

To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

Note 13. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. Discovery is in its early stages and is ongoing. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit was stayed pending resolution of Nielsen’s motion to dismiss the aforementioned securities litigation. Nielsen anticipates an amended complaint will be filed this month. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

As previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021, five lawsuits were filed relating to the Proposed Connect Transaction in federal and state courts, including one purported class action lawsuit, by purported Nielsen shareholders against Nielsen and the members of our Board of Directors (collectively, the “Actions”). The Actions generally alleged that the proxy statement filed by Nielsen in connection with the Transaction misrepresented and/or omitted certain purportedly material information and asserted violations of Sections 14(a) and 20(a) of the Exchange Act and the rules promulgated thereunder or negligent and fraudulent misrepresentation and concealment in violation of New York common law and breach of duty of disclosure under the laws of England and Wales. The alleged material misstatements and omissions related to, among other topics, certain forecasted financial information for the Global Connect business prepared by Nielsen’s management, the opinion of J.P. Morgan Securities LLC (“J.P. Morgan”), Nielsen’s financial advisor, in connection with the Proposed Connect Transaction, the interests of Nielsen’s directors and officers in the Transaction and certain background events that occurred in connection with the Proposed Connect Transaction. The plaintiffs in each of the Actions sought, among other things, an injunction against the consummation of the Transaction or, in the alternative, rescission damages, as well as an award of costs and expenses (including attorneys’ and experts’ fees and expenses). On February 1, 2021, Nielsen filed a Current Report on Form 8-K with the SEC voluntarily making supplemental disclosures related to the Proposed Connect Transaction. In light of the supplemental disclosures, the plaintiffs in the Actions agreed to dismiss their claims with prejudice as to the named plaintiffs only and without prejudice to all other members of the putative class. All the Actions have been voluntarily dismissed.

Nielsen is subject to litigation and other claims in the ordinary course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the ultimate disposition of these matters will have a material adverse effect on its operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Note 14. Segments

As discussed in “Note 15 Discontinued Operations”, the Global Connect segment has been classified as discontinued operations beginning with the first quarter of 2021.  The Company evaluated segment reporting in accordance with ASC 280 “Segment Reporting” and beginning with the first quarter of 2021, the Company concluded that it operates as a single operating segment and a single reportable segment consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics. Nielsen aligns its operating segment in order to conform to management’s internal reporting structure. Nielsen operates as a complete unit - from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. The reporting structure of Nielsen is and has historically been centralized under one Chief Operating Decision Maker (“CODM”), who evaluates Nielsen’s operating financial results to assess its performance.

Business Segment Information

(IN MILLIONS)	Three Months Ended March 31,
	2021	2020
Revenues	$863	$842
Operating income	253	177
Depreciation and amortization	127	136
Restructuring charges	—	3
Share-based compensation expense	7	10
Dis-synergy costs(1)	—	(17)
Other items(2)	1	17
Business segment income(3)	$388	$326

Total Assets:
Total assets as of March 31, 2021	$11,884
Total assets as of December 31, 2020	$11,146

(1)	Costs to stand-up Nielsen as a standalone company including incremental real estate, IT/infrastructure, Transition Services Agreements and commercial arrangements.
(2)	Other items primarily consist of business optimization costs and transaction related costs for the three months ended March 31, 2021 and 2020, respectively.
(3)	The CODM uses business segment income/(loss) to measure performance from period to period.

Note 15. Discontinued Operations

On October 31, 2020, Nielsen entered into the Stock Purchase Agreement to sell its Global Connect business to affiliates of Purchaser, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Connect Warrant. On February 11, 2021, Nielsen held a special meeting of Nielsen’s shareholders. At the special meeting, the Connect Transaction was submitted to a vote of the shareholders through the solicitation of proxies. Approval of the Connect Transaction required the affirmative vote of the holders of a majority of ordinary shares present (online or by proxy) at the special meeting. The Connect Transaction was approved by the requisite vote of Nielsen’s shareholders. Beginning in the first quarter of 2021, the Global Connect segment met the criteria set forth in ASC 205 – 20 “Presentation of Financial Statements – Discontinued Operations,” and has been presented on a discontinued operations basis for all periods presented. Given the Global Connect segment represented a separate segment and approximately 50% of our consolidated revenues, we considered this to be a strategic shift.

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments, and recorded an estimated gain of $542 million, net of tax within discontinued operations.  Proceeds from the sale were primarily utilized for debt repayment.

On March 16, 2021, Nielsen completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the senior secured term loans due 2025. The partial prepayment resulted in aggregate principal amount of 2023 and 2025 senior secured term loans remaining outstanding of approximately $2.6 billion and $1 billion, respectively. Nielsen redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21 2021 and redeemed $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

In connection with the Connect Transaction, Nielsen and Global Connect entered into a Transition Services Agreement for services that primarily relate to technology functions such as infrastructure and cybersecurity, which will run for up to two years following the closing, with an option to extend the term by six months per service. In addition, Nielsen and Global Connect entered into a Master Services Agreement pursuant to which each party granted the other reciprocal licenses to certain data used by Global Connect and Nielsen, respectively, as well as certain corresponding services related to such data at agreed rates for up to five years following the closing.

The following table summarizes the major classes of line items constituting net income from discontinued operations, net of tax:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(IN MILLIONS)	2021	2020
Operations
Revenues	$452	$717
Cost of revenues, exclusive of depreciation and amortization shown separately below	264	397
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	229	313
Depreciation and amortization	36	78
Restructuring charges	6	8
Operating income/(loss)	(83)	(79)
Other income and expenses(1)	(13)	(8)
Income/(loss) from discontinued operations before income taxes	(96)	(87)
Benefit/(provision) for income taxes	21	14
Net income/(loss) from discontinued operations	$(75)	$(73)
Disposal
Gain on disposal before income taxes	$379	$-
Benefit/(provision) for income taxes	163	-
Gain on disposal, net of taxes	542	-
Net income/(loss) from discontinued operations	467	(73)
Net income/(loss) from discontinued operations attributable to noncontrolling interests	-	1
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$467	$(74)

(1)The Company’s Sixth Amended and Restated Credit Agreement entered into in July 2020 and the Credit Agreement entered into in June 2020, as amended by Amendment No. 1 thereto in July 2020, required $1.3 billion of senior secured term loans to be repaid pursuant to the debt covenants which were triggered as a result of the Connect Transaction.  As such, the Company elected to allocate interest expense to discontinued operations of $8 million and $10 for the three months ended March 31, 2021 and 2020, respectively.

The Company has incurred $162 million in separation costs related to the sale of Global Connect, of which $37 and $35 are reflected in the Company’s condensed consolidated statement of operations as discontinued operations for the three months ended March 31, 2021 and 2020, respectively. These costs are comprised primarily of professional fees (e.g., legal, banking and accounting), as well as other items that are incremental and one-time in nature that are related to the sale of Global Connect.

The following table summarizes the major classes of assets and liabilities of discontinued operations at December 31, 2020:

December 31,
(IN MILLIONS)	2020

Assets:
Current assets
Cash and cash equivalents	$110
Trade and other receivables, net of allowances for doubtful accounts and sales returns	689
Prepaid expenses and other current assets	265
Total current assets of discontinued operations	1,064
Non-current assets
Property, plant and equipment, net	177
Operating lease right-of-use asset	217
Goodwill	360
Other intangible assets, net	807
Deferred tax assets	228
Other non-current assets	136
Total assets of discontinued operations	$2,989
Liabilities:
Current liabilities
Accounts payable and other current liabilities	$710
Deferred revenues	235
Income tax liabilities	27
Current portion of long-term debt, finance lease obligations and short-term borrowings	17
Total current liabilities of discontinued operations	989
Non-current liabilities
Long-term debt and finance lease obligations	1,330
Deferred tax liabilities	65
Operating lease liabilities	218
Other non-current liabilities	224
Total liabilities of discontinued operations	$2,826

As of March 31, 2021, the condensed consolidated balance sheet included $60 million of an estimated receivable from Purchaser within prepaid expenses and other current assets as well as $49 million within accounts payable and other current liabilities and $27 million within other non-current liabilities for estimated liabilities to affiliates of Purchaser and incurred separation costs.  These represent estimated receivables from and payables to affiliates of Purchaser under tax indemnification arrangements for certain liabilities to various taxing authorities that will be settled in future periods as well as separation costs incurred related to the sale of Global Connect.

The following table provides operating and investing cash flows for Nielsen’s discontinued operations (in millions):

	March 31,	March 31,
(IN MILLIONS)	2021	2020
	(Unaudited)	(Unaudited)
Net cash flows provided by/(used in) operating activities	$(213)	$(126)
Net cash flows provided by/(used in) investing activities	(26)	(68)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“the Company” or “Nielsen”) for the year ended December 31, 2020 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 25, 2021, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report includes information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements may be identified by words such as “will,” “intend,” “expect,” “anticipate,” “should,” “could,” and similar expressions. These statements are subject to risks and uncertainties, and actual results and events could differ materially from what presently is expected. Factors leading thereto may include, without limitation, the risks related to the COVID-19 pandemic on the global economy and financial markets, the uncertainties relating to the impact of the COVID-19 pandemic on Nielsen’s business, the final calculation of the gain on the sale with respect to our Global Connect business, which is currently pending finalization of various estimates, the failure of our new business strategy in accomplishing our objectives, conditions in the markets Nielsen is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting Nielsen’s business and other specific risk factors set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2020 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report.

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors and our Twitter account at http://twitter.com/nielsen.

Background and Executive Summary

          We are a leading global data, measurement, and analytics company that provides a holistic and objective understanding of the media industry. With offerings spanning audience measurement, audience outcomes and content, we offer our clients and partners simple solutions to complex questions and optimizes the value of their investments and growth strategies. We are the only company that can offer de-duplicated cross-media audience measurement. Audience is Everything™ to us and our clients, and we are committed to ensuring that every voice counts. We offer measurement and analytics services in nearly 60 countries.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, more than 80% of our annual revenue has been committed under contracts, which provides us with a greater degree of stability for our revenue and allows us to more effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

Sale of our Global Connect Business

On March 5, 2021, we completed the previously announced sale of our Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by us, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”) The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments, and recorded a preliminary gain of $542 million, net of tax within discontinued operations. Proceeds from the sale were primarily utilized for debt repayment.

The gain on the sale of our Global Connect business is preliminary and is pending the final closing adjustments. Since this amount has been determined based on preliminary estimates and prior to the final closing adjustments, the final gain on the sale transaction may differ materially from the preliminary amount presented herein. Any change from the preliminary amount currently presented would be reflected as a revision in a future quarterly period.

The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented. As such, the results of the Global Connect segment have been excluded from both continuing operations and segment results for all periods presented.  Subsequent to the closing of the Connect Transaction, the Company no longer consolidated the financial results of the Global Connect segment.  Our continuing business operates as a single operating unit and a single reportable segment.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Core to managing these key risk areas is our commitment to data privacy and security as it drives our ability to deliver quality insights for our clients in line with evolving regulatory requirements and governing standards across all the geographies and industries in which we operate. Our operating footprint across nearly 60 countries requires disciplined global and local resource management of internal and third-party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

COVID-19

         We have taken a variety of measures, as described in Part I—Item 1A—Risk Factors and Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K, which had a significant impact on our operations and performance of fiscal year 2020 and continue to have a significant impact on our operations and performance in fiscal year 2021. Please also refer to those Items for further discussion regarding the potential future impacts of COVID-19 and related economic conditions on us.

Critical Accounting Policies

Our accounting policies are set forth in Note 1 to Consolidated Financial Statements contained in the Company’s 2020 Annual Report on Form 10-K. We include herein certain updates to those policies.

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

A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Many of the factors used in assessing fair value are outside of the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment. The following assumptions are significant to our discounted cash flow analysis:

•

Business projections – expected future cash flows and growth rates are based on assumptions about the level of business activity in the marketplace as well as applicable cost levels that drive our budget and business plans.  Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions and a slower or weaker economic recovery than currently estimated by management could have a significant impact on the estimated fair value of our reporting unit and could result in an impairment charge in the future. Should such events or circumstances arise, management would evaluate other options available at that time that, if executed, could result in future profitability.

•

Long-term growth rates – the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting unit, and are added to the cash flows projected for the budget and business plan period. The long-term growth rate for our reporting unit is influenced by general market conditions as well as factors specific to the reporting unit such as the maturity of the underlying services.

•

Discount rates – the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for our reporting unit is influenced by general market conditions as well as factors specific to the reporting unit.

We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period.

We also use a market-based approach in estimating the fair value of our reporting unit. The market-based approach utilizes available market comparisons such as indicative industry multiples that are applied to current year revenue and earnings, next year’s revenue and earnings as well as recent comparable transactions.

To validate the reasonableness of the reporting unit fair value, we reconcile the aggregate fair value of our reporting unit to our enterprise market capitalization. Enterprise market capitalization includes, among other factors, the market value of our common stock and the appropriate redemption values of our debt. We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions, including a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was greater than the carrying value for our reporting unit. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

There were no indicators of impairment related to goodwill during the first quarter end March 31, 2021. Nielsen will continue to closely evaluate any indicators of future impairments related to goodwill.

Other indefinite-lived intangible assets are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Pursuant to the Connect Transaction, we granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Connect segment.  However, as this indefinite-lived trade name will be retained by us as part of the Connect Transaction, the trade name is included within continuing operations. During the first quarter of 2021, we concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect.  The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  As a result of the interim assessment, we concluded that the estimated fair values exceeded their carrying values. As such there was no impairment. We will continue to closely evaluate and report on any indicators of future impairments.

Discontinued Operations

We consider assets to be held for sale when management, having the authority through shareholder approval, commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with GAAP, assets held for sale are not depreciated or amortized.

If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. Certain corporate costs directly attributable to the discontinued operations and transaction costs directly related to the sale are also presented within net income/(loss) from discontinued operations, net of income taxes. The assets and liabilities have been accounted for as assets held for sale in our condensed consolidated balance sheets through the date of the sale. The operating results related to these lines of business have been included in discontinued operations in our condensed consolidated statements of operations.  The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category.  See Note 15 – Discontinued Operations for further detail.

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the three months ended March 31, 2021, we had no acquisitions.

For the three months ended March 31, 2020, we paid cash consideration of $2 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2021	2020
U.S. Dollar	84%	85%
Euro	5%	4%
Other Currencies	11%	11%
Total	100%	100%

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates, while revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.21 to €1.00 and $1.10 to €1.00 for the three months ended March 31, 2021 and 2020, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Accounts Receivable

We extend non-interest bearing trade credit to our customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations of clients’ financial condition are performed. Effective January 1, 2020, we adopted ASU, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. Prior to the adoption, an estimate of the allowance for doubtful accounts was made when collection of the full amount was no longer probable (incurred loss) or returns were expected. Subsequent to the adoption, as noted in “Summary of Recent Accounting Pronouncements” below, the allowance for doubtful accounts is made when collection of the full amounts is no longer probable by also incorporating reasonable and supportable forecasts (expected loss).

The uncertainty regarding the length of impacts related to the COVID-19 pandemic and speed of recovery may impact our level of reserves in future periods. We continue to monitor assess the impacts related to our different clients and will base our reasonable forecasts on the latest information available.

During the three months ended March 31, 2021, we sold $10 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of March 31, 2021 and December 31, 2020, $10 million and $30 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities for the receivables sold during the period, for which the related costs are not significant. The proceeds of $10 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows.

Results of Operations – Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2021	2020
Revenues	$863	$842
Cost of revenues, exclusive of depreciation and amortization shown separately below	277	324
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	206	202
Depreciation and amortization	127	136
Restructuring charges	-	3
Operating income	253	177
Interest income	-	1
Interest expense	(80)	(83)
Foreign currency exchange transaction losses, net	(4)	(9)
Other expense, net	-	(1)
Income from continuing operations before income taxes	169	85
Provision for income taxes	(60)	(25)
Net income	109	60
Discontinued operations, net of taxes	467	(73)
Net income/(loss)	576	(13)
Net income attributable to noncontrolling interests	3	5
Net income/(loss) attributable to Nielsen shareholders	$573	$(18)

Net Income/(Loss) to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income or loss from continuing operations of our consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, impairment of goodwill and other long-lived assets, share-based compensation expense and other non-operating items from our consolidated statements of operations, as well as certain other items that arise outside the ordinary course of our continuing operations specifically described below.

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

We use Adjusted EBITDA to measure our performance from period to period to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. In addition to Adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(IN MILLIONS)	2021	2020
Net income from continuing operations	$109	$60
Less: Net income attributable to noncontrolling interests	3	4
Net income from continuing operations attributable to Nielsen shareholders	106	56
Interest expense, net	80	82
Provision for income taxes	60	25
Depreciation and amortization	127	136
EBITDA	373	299
Other non-operating expense, net	7	14
Restructuring charges	-	3
Share-based compensation expense	7	10
Dis-synergy costs(1)	-	(17)
Other items(2)	1	17
Adjusted EBITDA	$388	$326

(1)	Costs to stand-up Nielsen as a standalone company including incremental real estate, IT/infrastructure, Transition Services Agreements and commercial arrangements.
(2)

For the three months ended March 31, 2021 and 2020, other items primarily consist of business optimization costs and transaction related costs.  For the three months ended March 31, 2020, other items primarily consist of business optimization costs, including strategic review costs and transaction related costs.

Consolidated Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues

Revenues increased 2.5% to $863 million for the three months ended March 31, 2021 from $842 million for the three months ended March 31, 2020, or an increase of 1.3% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 14.5% to $277 million for the three months ended March 31, 2021 from $324 million for the three months ended March 31, 2020, or a decrease of 15.3% on a constant currency basis. Cost of revenues decreased primarily due to the impact of temporary actions taken in response to the COVID-19 pandemic and the impact of our optimization plan and other productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 2.0% to $206 million for the three months ended March 31, 2021 from $202 million for the three months ended March 31, 2020, or a decrease of 0.5% on a constant currency basis. The decrease in costs from the impact of temporary actions taken in response to the COVID-19 pandemic, the impact of our optimization plan and other productivity initiatives, were partially offset by our continued investments in our products and services.

Depreciation and Amortization

Depreciation and amortization expense was $127 million for the three months ended March 31, 2021 as compared to $136 million for the three months ended March 31, 2020. This decrease was primarily due to certain assets becoming fully amortized and lower capital expenditures during the period.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $40 million for the three months ended March 31, 2021 from $41 million for the three months ended March 31, 2020.

Restructuring Charges

We recorded zero restructuring charges for the three months ended March 31, 2021. We recorded $3 million in restructuring charges primarily related to employee severance costs associated with our plans to reduce selling, general and administrative expenses for the three months ended March 31, 2020.

Operating Income/(loss)

Operating income for the three months ended March 31, 2021 was $253 million as compared to $177 million for the three months ended March 31, 2020. Refer to the “Business Segment Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020” section for further discussion of our operating income.

Interest Expense

Interest expense was $80 million for the three months ended March 31, 2021, as compared to $83 million for the three months ended March 31, 2020. This decrease was primarily due to lower USD LIBOR senior secured term loan interest rates without hedged position as well as lower senior secured term loan balances and debenture loan balances for the three months ended March 31, 2021.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.21 to €1.00 for the three months ended March 31, 2021, as compared to $1.10 to €1.00 for the three months ended March 31, 2020.

We realized net losses of $4 million and $9 million for the three months ended March 31, 2021 and 2020, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income/(Expense), Net

Other expense, net was immaterial for the three months ended March 31, 2021.

Other expense, net of $1 million for the three months ended March 31, 2020, was primarily related to certain non-service related pension transactions.

Income Taxes

The effective tax rates before discrete tax items for the three months ended March 31, 2021 and 2020 were 26% ($44 million tax expense) and 15% ($13 million tax expense), respectively. The tax rate for the three months ended March 31, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns, partially offset by the reversal of valuation allowance related to certain loss carryforwards. The tax rate for the three months ended March 31, 2020 was lower than the statutory rate as a result of the reversal of valuation allowance related to certain loss carryforwards offset by the impact of tax rate differences in other jurisdictions where we file tax returns. For the three months ended March 31, 2021, the total tax expense was $60 million which includes the impact of tax rate changes and other discrete items recognized in the first quarter. For the three months ended March 31, 2020, the total tax expense was $25 million which includes impact of the CARES Act and other discrete items recognized in the first quarter.

The estimated liability for unrecognized tax benefits as of December 31, 2020 was $128 million. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 19.0% to $388 million for the three months ended March 31, 2021 from $326 million for the three months ended March 31, 2020, or an increase of 18.3% on a constant currency basis. See “Results of Operations – Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues

The table below sets forth our revenue performance data for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	% Variance 2021 vs. 2020 Reported	Three Months Ended March 31, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Audience Measurement	$632	615	2.8%	620	1.9%
Outcomes / Content	231	227	1.8%	232	(0.4)%
Total	$863	$842	2.5%	$852	1.3%

Revenues

Revenues increased 2.5% to $863 million for the three months ended March 31, 2021 from $842 million for the three months ended March 31, 2020 or an increase of 1.3% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 2.8%, or an increase of 1.9% on a constant currency basis, with overall solid growth, most notably in digital measurement and with local pressures subsiding. Outcomes / Content revenues increased 1.8%, or a decrease of 0.4% on a constant currency basis, driven in part by improving trends in short-cycle revenues and solid growth in Content, more than offset by the impact of exits related to the optimization plan we announced in July 2020.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segment and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended March 31, 2021 and 2020, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, impairment of goodwill and other long-lived assets, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(IN MILLIONS)	Three Months Ended March 31,
	2021	2020
Operating income	$253	$177
Depreciation and amortization	127	136
Restructuring charges	—	3
Share-based compensation expense	7	10
Dis-synergy costs(1)	—	(17)
Other items(2)	1	17
Non-GAAP Business segment income	$388	$326

(1)	Costs to stand-up Nielsen as a standalone company including incremental real estate, IT/infrastructure, Transition Services Agreements and commercial arrangements.

(2)	For the three months ended March 31, 2021 and 2020, other items primarily consist of business optimization costs and transaction related costs.
(IN MILLIONS)	Three Months Ended March 31, 2021 Reported	Three Months Ended March 31, 2020 Reported	% Variance 2021 vs. 2020 Reported	Three Months Ended March 31, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Total Nielsen	$388	$326	19.0%	$328	18.3%

Nielsen Profitability

Operating income was $253 million for the three months ended March 31, 2021 as compared to $177 million for the three months ended March 31, 2020. The increase was primarily due to the revenue performance discussed above, temporary actions taken in response to the COVID-19 pandemic, the benefit of permanent cost actions from the optimization plan as well as lower depreciation and amortization expense for the three months ended March 31, 2021. Non-GAAP business segment income increased 18.3% on a constant currency basis.

Discontinued Operations

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments, and recorded a preliminary gain of $542 million, net of tax within discontinued operations.  Proceeds from the sale were primarily utilized for debt repayment.  The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented.

Net income/(loss) from discontinued operations from Global Connect for the three months ended March 31, 2021 was $467 million as compared to $(73) million for the three months ended March 31, 2020.  The increase is primarily due to the preliminary gain on sale of $542 million recorded during the three months ended March 31, 2021. See Note 15 - Discontinued Operations for further detail.

Liquidity and Capital Resources

Overview

Consolidated Cash flows from operations were $(45) million for the three months ended March 31, 2021 (including Global Connect through the Transaction close date), as compared to $(5) million for the three months ended March 31, 2020, a decrease of $40 million, primarily due to working capital timing, higher separation related cash costs and higher interest payments, partially offset by the Adjusted EBITDA performance discussed above, lower employee annual incentive payments and lower income tax payments.

We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2021 and 2020:

(IN MILLIONS)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash from operating activities	$(45)	$(5)
Cash and cash equivalents	$1,197	$359
Availability under Revolving credit facility	$837	$698

Of the $1,197 million in cash and cash equivalents, approximately $236 million was held in jurisdictions outside the United States and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We regularly review the amount of cash and cash equivalents held outside of the United States to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Weighted average interest rate	4.20%	4.09%
Cash paid for interest, net of amounts capitalized (in millions)	$57	$50

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

On October 31, 2020, we entered into the Stock Purchase Agreement to sell our Global Connect business to affiliates of Purchaser, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Connect Warrant. The Connect Transaction was approved by the requisite vote of our shareholders. The Connect Transaction closed on March 5, 2021. We received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments. Proceeds from the sale were primarily utilized for debt repayment.

On March 16, 2021, we completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the senior secured term loans due 2025. The partial prepayment resulted in aggregate principal amounts of 2023 and 2025 senior secured term loans remaining outstanding of approximately $2.6 billion and $1 billion, respectively. We redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21, 2021 and called for redemption of $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

Financial Debt Covenants Attributable to The Nielsen Company B.V.

Nielsen’s Credit Agreement date June 4, 2020, as amended on July 21, 2020 as well as Sixth Amended and Restated Credit Agreement, date July 21, 2020 (the “Amended Credit Agreement”) (together the “Secured Credit Agreements”) contains a financial covenant consisting of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Secured Credit Agreements) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Secured Credit Agreements) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Secured Credit Agreements unless waived by our senior credit lenders. An event of default under our Secured Credit Agreements can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above could cause us to go into default under the agreements governing our indebtedness, management believes that our Secured Credit Agreements and this covenant are material to us. As of March 31, 2021, we were in full compliance with the financial covenant described above.

Supplemental Consolidating Information

Pursuant to Regulation S-X Rule 13-01, which simplifies certain disclosure requirements for guarantors and issuers of guaranteed securities, we are no longer required to provide condensed consolidating financial statements for us and our subsidiaries, including the guarantors and non-guarantors under our credit agreement and the indentures governing our senior notes. Nielsen Holding and Finance B.V., the parent covenant party under our credit agreement and the indentures governing our senior notes, and its restricted subsidiaries together comprise substantially all of our assets, liabilities and operations, and there are no material differences between the consolidating information related to us, on the one hand, and Nielsen Holding and Finance and its restricted subsidiaries on a standalone basis, on the other hand.

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

As of March 31, 2021 and 2020, we had zero and $135 million borrowings outstanding and had outstanding letters of credit of $13 million and $17 million, respectively. As of March 31, 2021, we had $837 million available for borrowing under the senior secured revolving credit facility.

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy, which was adopted by our Board of Directors (“Board”) in 2013. Under this plan we have paid $21 million in cash dividends for each of the years ended March 31, 2021 and 2020. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2020 and the three months ended March 31, 2021.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06
February 4, 2021	March 4, 2021	March 18, 2021	$0.06

          On April 22, 2021, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on June 17, 2021 to shareholders of record at the close of business on June 3, 2021.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted us on August 6, 2015, which was extended by the authority approved by our shareholders at our annual general meeting held on May 12, 2020. We have requested approval from our shareholders at our annual general meeting to be held on May 25, 2021 to renew this authority for a period of one year.

As of March 31, 2021, there were 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases for the three months ended March 31, 2021.

Consolidated Cash Flows

Operating activities. Net cash used in operating activities was $45 million for the three months ended March 31, 2021, as compared to $5 million used in operating activities for the three months ended March 31, 2020. This increase in net cash used in operating activities was primarily due to working capital timing, higher separation related cash costs and higher interest payments, partially offset by the Adjusted EBITDA performance discussed above, lower employee annual incentive payments and lower income tax payments. Our key collections performance measure, days billing outstanding, decreased by two days as compared to the same period last year.

Investing activities. Net cash provided by investing activities was $2,158 million for the three months ended March 31, 2021, as compared to net cash used in investing activities of $142 million for the three months ended March 31, 2020. The primary drivers for the increase were the proceeds from the sale of our Global Connect business during the three months ended March 31, 2021. See Note 15– Discontinued Operations.

Financing activities. Net cash used in financing activities was $1,523 million for the three months ended March 31, 2021 as compared to net cash provided by financing activities of $82 million for the three months ended March 31, 2020. The increase in net cash used in financing activities was primarily due to the partial repayment of our Senior secured term loans and our Senior notes during the three months ended March 31, 2021 as compared to the same period for 2020. See Note 10– Long-Term Debt and other Financing Arrangements.

The operating, investing and financing activities above include Global Connect through the Transaction close date.

Consolidated Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $89 million for the three months ended March 31, 2021 (including Global Connect through the Transaction close date) as compared to $112 million for the three months ended March 31, 2020. The decrease in capital expenditures for the three months ended March 31, 2021, was primarily due to timing and the sale of Global Connect.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Summary of Recent Accounting Pronouncements

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

Effective January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements.  Upon adoption, this new standard did not have a significant impact on our financial statements.

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

Commitments and Contingencies

Legal Proceedings and Contingencies

            For information about our legal proceedings, see Note 13– Commitments and Contingencies.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 16% of our revenues and 21% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2021. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $1 million annually, with an immaterial impact on our profitability.

For the quarters ended March 31, 2021 and 2020, we recorded an insignificant net loss and a net loss of $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in our condensed consolidated statements of operations.  As of March 31, 2021 and December 31, 2020, the notional amounts of outstanding foreign currency derivative financial instruments were $29 million and $68 million, respectively.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2021:

	U.S. Dollar	Euro	Other Currencies
Revenues	84%	5%	11%
Operating costs	79%	6%	15%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2021, we had $3,611 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,300 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $23 million ($36 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          For information about our legal proceedings, see Note 13– Commitments and Contingencies.

Item 1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended March 31, 2021.

Purchases of Equity Securities by the Issuer

There were no share repurchases during the three months ended March 31, 2021.

Our Board approved a share repurchase program for up to $2 billion of our outstanding common stock on the dates indicated under Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1

Stock Purchase Agreement by and among Nielsen Holdings plc, Indy US Bidco, LLC and Indy Dutch Bidco B.V., dated as of October 31, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on November 2, 2020)

10.1†

Separation Agreement and Release by and among David Rawlinson, Nielsen Holdings plc, AIPAVE & Cy SCSp, dated as of March 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on March 11, 2021)

10.2

Warrant by and between VNU International B.V. and AI PAVE Dutchco I B.V., dated as of March 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on March 11, 2021)

10.3*†	Form of 2021 Performance Stock Option Agreement

10.4*†	Form of 2021 Restricted Stock Unit Award Agreement

10.5*†	Form of 2021 Performance Restricted Stock Unit Award Agreement (Free Cash Flow Conversion)

10.6*†	Form of 2021 Performance Restricted Stock Unit Award Agreement (Average Organic Revenue Growth Rate)

31.1*	CEO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	CFO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020, and (v) Condensed  Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020, (vi) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: May 6, 2021	/s/ Christopher Taft
Christopher Taft Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)