Form 10-Q
period 2021-06-30
Nielsen Holdings plc
filed 2021-07-29
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35042

Nielsen Holdings plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1225347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Avenue of the Americas New York, New York 10010	5th Floor Endeavour House 189 Shaftesbury Avenue London, WC2H 8JR United Kingdom
(646) 654-5000
(Address of principal executive offices) (Zip Code) (Registrant’s telephone numbers including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value €0.07 per share	NLSN	New York Stock Exchange

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

There were 358,800,149 shares of the registrant’s Common Stock outstanding as of June 30, 2021.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020	2021	2020
Revenues	$861	$811	$1,724	$1,653
Cost of revenues, exclusive of depreciation and amortization shown separately below	292	302	569	626
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	218	173	424	375
Depreciation and amortization	126	147	253	283
Impairment of other long-lived assets	—	41	—	41
Restructuring charges	6	29	6	32
Operating income	219	119	472	296
Interest expense, net	(69)	(83)	(149)	(165)
Foreign currency exchange transaction gains/(losses), net	—	10	(4)	1
Other expense, net	(26)	(5)	(26)	(6)
Income from continuing operations before income taxes	124	41	293	126
Provision for income taxes	(36)	(9)	(96)	(34)
Net income from continuing operations	88	32	197	92
Net (loss)/income from discontinued operations, net of income taxes	(10)	(58)	457	(131)
Net income/(loss)	78	(26)	654	(39)
Net income attributable to noncontrolling interests	2	4	5	9
Net income/(loss) attributable to Nielsen shareholders	$76	$(30)	$649	$(48)
Net income/(loss) per share of common stock, basic
Net income from continuing operations attributable to Nielsen shareholders	$0.24	$0.08	$0.54	$0.23
Net (loss)/income from discontinued operations attributable to Nielsen shareholders	(0.03)	(0.16)	1.28	(0.37)
Net income/(loss) attributable to Nielsen shareholders	$0.21	$(0.08)	$1.81	$(0.13)
Net income/(loss) per share of common stock, diluted
Net income from continuing operations attributable to Nielsen shareholders	$0.24	$0.08	$0.53	$0.23
Net (loss)/income from discontinued operations attributable to Nielsen shareholders	(0.03)	(0.16)	1.27	(0.37)
Net income/(loss) attributable to Nielsen shareholders	$0.21	$(0.08)	$1.80	$(0.13)
Weighted-average shares of common stock outstanding, basic	358,620,131	356,672,845	358,287,878	356,532,069
Dilutive shares of common stock	1,796,904	685,305	2,020,747	978,832
Weighted-average shares of common stock outstanding, diluted	360,417,035	357,358,150	360,308,625	357,510,901
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS)	2021	2020	2021	2020
Net income/(loss)	$78	$(26)	$654	$(39)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	(28)	14	200	(90)
Changes in the fair value of cash flow hedges (2)	4	2	9	(31)
Defined benefit pension plan adjustments (3)	2	3	146	7
Total other comprehensive (loss)/income	(22)	19	355	(114)
Total comprehensive income/(loss)	56	(7)	1,009	(153)
Less: comprehensive income attributable to noncontrolling interests	4	5	5	2
Total comprehensive income/(loss) attributable to Nielsen shareholders	$52	$(12)	$1,004	$(155)

(1)	Net of tax of $2 million and $3 million for the three months ended June 30, 2021 and 2020, respectively, and $(1) and zero for the six months ended June 30, 2021 and 2020, respectively
(2)	Net of tax of $(2) million and zero for the three months ended June 30, 2021 and 2020, respectively, and $(5) million and $12 million for the six months ended June 30, 2021 and 2020, respectively
(3)	Net of tax of $(1) million for each of the three months ended June 30, 2021 and 2020, and $(44) million and $(2) million for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$410	$500
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $19 and $23 as of June 30, 2021 and December 31, 2020, respectively	507	465
Prepaid expenses and other current assets	279	195
Current assets, discontinued operations	—	1,064
Total current assets	1,196	2,224
Non-current assets
Property, plant and equipment, net	242	270
Operating lease right-of-use asset	164	161
Goodwill	5,657	5,680
Other intangible assets, net	3,550	3,663
Deferred tax assets	50	53
Other non-current assets	172	159
Non-current assets, discontinued operations	—	1,925
Total assets	$11,031	$14,135
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$479	$499
Deferred revenues	139	135
Income tax liabilities	83	15
Current portion of long-term debt, finance lease obligations and short-term borrowings	36	276
Current liabilities, discontinued operations	—	989
Total current liabilities	737	1,914
Non-current liabilities
Long-term debt and finance lease obligations	5,842	6,684
Deferred tax liabilities	680	888
Operating lease liabilities	143	140
Other non-current liabilities	419	429
Non-current liabilities, discontinued operations	—	1,837
Total liabilities	7,821	11,892
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 358,815,087 and 357,678,263 shares issued and 358,800,149 and 357,644,935 shares outstanding at June 30, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	4,301	4,340
Retained earnings/(accumulated deficit)	(567)	(1,216)
Accumulated other comprehensive loss, net of income taxes	(750)	(1,105)
Total Nielsen shareholders’ equity	3,016	2,051
Noncontrolling interests	194	192
Total equity	3,210	2,243
Total liabilities and equity	$11,031	$14,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2021	2020
Operating Activities
Net income from continuing operations	$197	$92
Net loss from discontinued operations	(85)	(131)
Gain on disposal of Global Connect, net of tax, within discontinued operations	542	—
Net income/(loss)	654	(39)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	17	27
Gain on sale of discontinued operations, net of tax	(542)	—
Currency exchange rate differences on financial transactions and other (gains)/losses	37	8
Equity in net loss of affiliates, net of dividends received	—	1
Depreciation and amortization	289	438
Impairment of other long-lived assets	—	45
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(57)	(42)
Prepaid expenses and other assets	(62)	42
Accounts payable and other current liabilities and deferred revenues	(134)	(94)
Other non-current liabilities	(28)	(16)
Interest payable	(4)	(5)
Income taxes	(2)	(120)
Net cash provided by operating activities	168	245
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	—	(28)
Proceeds from the sale of subsidiaries and affiliates, net	2,279	—
Additions to property, plant and equipment and other assets	(22)	(14)
Additions to intangible assets	(139)	(218)
Proceeds from the sale of property, plant, equipment and other assets	3	—
Other investing activities	(1)	(2)
Net cash provided by/(used in) investing activities	2,120	(262)
Financing Activities
Net borrowings under revolving credit facility	—	165
Proceeds from issuances of debt, net of issuance costs	1,232	978
Repayment of debt	(3,632)	(1,029)
Cash dividends paid to shareholders	(43)	(43)
Activity from share-based compensation plans	(9)	(5)
Proceeds from employee stock purchase plan	1	2
Finance leases	(27)	(36)
Other financing activities	(6)	(11)
Net cash (used in)/provided by financing activities	(2,484)	21
Effect of exchange-rate changes on cash and cash equivalents	(4)	(20)
Net decrease in cash and cash equivalents	(200)	(16)
Cash and cash equivalents at beginning of period	610	454
Cash and cash equivalents at end of period	$410	$438
Supplemental Cash Flow Information
Cash paid for income taxes	$76	$93
Cash paid for interest, net of amounts capitalized	$161	$190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2021

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2021	$32	$4,314	$(643)	$(591)	$(34)	$(101)	$2,977	$193	$3,170
Net income	—	—	76	—	—	—	76	2	78
Currency translation adjustments, net of tax of $2	—	—	—	(30)	—	—	(30)	2	(28)
Cash flow hedges, net of tax of (2)	—	—	—	—	4	—	4	—	4
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	2	2	—	2
Dividends to shareholders ($0.06 per share of common stock)............................................................	—	(22)	—	—	—	—	(22)	(3)	(25)
Common stock activity from share-based compensation plans	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	9	—	—	—	—	9	—	9
Balance, June 30, 2021	$32	$4,301	$(567)	$(621)	$(30)	$(99)	$3,016	$194	$3,210

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2021

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243
Net income	—	—	649	—	—	—	649	5	654
Currency translation adjustments, net of tax of $(1)	—	—	—	(33)	—	—	(33)	—	(33)
Cash flow hedges, net of tax of $(5)	—	—	—	—	9	—	9	—	9
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	5	5	—	5
Other comprehensive income gain/(loss) on disposition net of tax of $(42)	—	—	—	233	—	141	374	—	374
Dividends to shareholders ($0.06 per share of common stock)............................................................	—	(43)	—	—	—	—	(43)	(6)	(49)
Common stock activity from share-based compensation plans	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	16	—	—	—	—	16	—	16
Other	—	(8)	—	—	—	—	(8)	3	(5)
Balance, June 30, 2021	$32	$4,301	$(567)	$(621)	$(30)	$(99)	$3,016	$194	$3,210

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2020	$32	$4,370	$(1,228)	$(872)	$(52)	$(206)	$2,044	$187	$2,231
Net (loss)/income	—	—	(30)	—	—	—	(30)	4	(26)
Currency translation adjustments, net of tax of $3	—	—	—	13	—	—	13	1	14
Cash flow hedges, net of tax of zero	—	—	—	—	2	—	2	—	2
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	3	3	—	3
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders ($0.06 per share of common stock)............................................................	—	(22)	—	—	—	—	(22)	(6)	(28)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	11	—	—	—	—	11	—	11
Balance, June 30, 2020	$32	$4,359	$(1,258)	$(859)	$(50)	$(203)	$2,021	$186	$2,207

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net (loss)/income	—	—	(48)	—	—	—	(48)	9	(39)
Currency translation adjustments, net of tax of zero	—	—	—	(83)	—	—	(83)	(7)	(90)
Cash flow hedges, net of tax of $12	—	—	—	—	(31)	—	(31)	—	(31)
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	7	7	—	7
Employee stock purchase plan	—	2	—	—	—	—	2	—	2
Dividends to shareholders	—	(43)	—	—	—	—	(43)	(9)	(52)
Common stock activity from share-based compensation plans	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation expense	—	27	—	—	—	—	27	—	27
Balance, June 30, 2020	$32	$4,359	$(1,258)	$(859)	$(50)	$(203)	$2,021	$186	$2,207

The accompanying notes are an integral part of these condensed consolidated financial statements

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global data and analytics company that provides a holistic and objective understanding of the media industry. With offerings spanning audience measurement, audience outcomes and content, Nielsen offers its clients and partners simple solutions to complex questions and optimizes the value of their investments and growth strategies. It is the only company that can offer de-duplicated cross-media audience measurement. Audience is Everything™ to Nielsen and its clients, and Nielsen is committed to ensuring that every voice counts.

Nielsen offers measurement and analytics services in nearly 60 countries, with its registered office located in London, the United Kingdom and its headquarters located in New York, United States.

On March 5, 2021, Nielsen completed the previously announced sale of the Company’s Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by the Company, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”). The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments, and recorded a preliminary gain of $542 million, net of tax within discontinued operations during the first quarter of 2021. Proceeds from the sale were primarily utilized for debt repayment. See Note 15 – Discontinued Operations.

The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented. Subsequent to the closing of the Connect Transaction, the Company no longer consolidated the financial results of the Global Connect segment. Our continuing business operates as a single operating segment and a single reportable segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2021 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 2,716,576 and 3,350,421 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2021 and 2020, respectively, as such shares would have been anti-dilutive.

The effect of 2,749,253 and 3,369,585 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2021 and 2020, respectively, as such shares would have been anti-dilutive.

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

During the six months ended June 30, 2021, Nielsen sold $10 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of June 30, 2021 and December 31, 2020, zero and $30 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities for the receivables sold during the period, for which the related costs are not significant. The proceeds of $10 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows. There were no sales of accounts receivable for the three months ended June 30, 2021.

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

The table below sets forth the Company’s revenue disaggregated by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Nielsen
Audience Measurement	$629	$603	$1,261	$1,218
Outcomes/Content	232	208	463	435
Media	$861	$811	$1,724	$1,653

Timing of revenue recognition
Products transferred at a point in time	$98	$78	$187	$148
Products and services transferred over time	763	733	1,537	1,505
Total	$861	$811	$1,724	$1,653

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	June 30, 2021	December 31, 2020
Contract assets	$129	$94
Contract liabilities	$139	$135

The increase in the contract assets balance during the period was primarily due to $110 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of June 30, 2021, offset by $75 million of contract assets included in the December 31, 2020 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $111 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $105 million of revenue recognized that was included in the December 31, 2020 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2021, approximately $4.1 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 72% of these remaining performance obligations through December 31, 2022, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of June 30, 2021 and December 31, 2020, the balances of such capitalized costs were $11 million and $3 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for each of the three and six months ended June 30, 2021 and 2020 was zero. There was no impairment loss recorded in any of the periods presented.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts rollforward incorporating expected credit losses as of June 30, 2021.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable
For the six months ended June 30, 2021	$11	$1	$(1)	$-	$11
Year ended December 31, 2020	$8	$7	$(4)	$-	$11

4. Business Acquisitions

Acquisitions

For the six months ended June 30, 2021, Nielsen had no acquisitions.

For the six months ended June 30, 2020, Nielsen paid cash consideration of $3 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on Nielsen’s consolidated results of operations would not have been material.

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

The components of lease expense were as follows:

(in millions)	Three Months Ended June 30,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$9
Interest on lease liabilities	1	1
Total finance lease cost	11	10
Operating lease cost	14	14
Short-term lease costs	1	2
Variable lease costs	1	—
Sublease income	(3)	(1)
Total lease cost	$24	$25

(in millions)	Six Months Ended June 30,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$20	$20
Interest on lease liabilities	2	3
Total finance lease cost	22	23
Operating lease cost	26	25
Short-term lease cost	1	2
Variable lease costs	1	—
Sublease income	(3)	(1)
Total lease cost	$47	$49

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$164	$161

Other current liabilities	56	50
Operating lease liabilities	143	140
Total operating lease liabilities	$199	$190

Finance leases
Property, plant and equipment, gross	$306	$300
Accumulated depreciation	(198)	(175)
Property, plant and equipment, net	108	125

Other intangible assets, gross	17	11
Accumulated amortization	(16)	(9)
Other intangible assets, net	1	2

Accounts payable and other current liabilities	36	39
Long-term debt and capital lease obligations	47	59
Total finance lease liabilities	$83	$98

	Six Months Ended June 30,
Other information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(2)	(3)
Operating cash flows from operating leases	(30)	(23)
Financing cash flows from finance leases	(21)	(28)
Right-of-use assets obtained in exchange for new finance lease liabilities	7	8
Right-of-use assets obtained in exchange for new operating lease liabilities	17	11
Weighted-average remaining lease term--finance leases	2 years	4 years
Weighted-average remaining lease term--operating leases	6 years	7 years
Weighted-average discount rate--finance leases	5.14%	5.96%
Weighted-average discount rate--operating leases	3.08%	4.29%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
For July 1, 2021 to December 31, 2021	$30	$22
2022	55	33
2023	39	24
2024	23	8
2025	13	—
2026	11	—
Thereafter	47	—
Total lease payments	218	87
Less imputed interest	(19)	(4)
Total	$199	$83

6. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable unit for the six months ended June 30, 2021.

(IN MILLIONS)	Nielsen
Balance, December 31, 2020	$5,680
Acquisitions, divestitures and other adjustments	(16)
Effect of foreign currency translation	(7)
Balance, June 30, 2021	$5,657

At June 30, 2021, $29 million of the goodwill is expected to be deductible for income tax purposes.

Goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. There were no indicators of impairment related to goodwill during the first or second quarter of 2021. Nielsen will continue to closely evaluate any indicators of future impairments related to goodwill.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2021	2020	2021	2020
Indefinite-lived intangibles:
Trade names and trademarks	$1,833	$1,833	$—	$—
Amortized intangibles:
Trade names and trademarks	128	128	(112)	(110)
Customer-related intangibles	2,564	2,564	(1,637)	(1,580)
Covenants-not-to-compete	26	26	(26)	(26)
Content databases	168	168	(60)	(53)
Computer software	1,467	1,372	(824)	(692)
Patents and other	149	153	(126)	(120)
Total	$4,502	$4,411	$(2,785)	$(2,581)

Other indefinite-lived intangible assets are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Pursuant to the Connect Transaction, Nielsen granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Connect segment.  However, as this indefinite-lived trade name will be retained by Nielsen as part of the Connect Transaction, the trade name is included within continuing operations. During the first quarter of 2021, Nielsen concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect.  The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  Based on our interim impairment assessment as of March 31, 2021, Nielsen concluded that the estimated fair values exceeded their carrying values, thus no impairment was recorded. There were no indicators of impairment during the second quarter of 2021.  Nielsen will continue to closely evaluate and report on any indicators of future impairments.

Amortization expense associated with the above intangible assets was $102 million and $122 million for the three months ended June 30, 2021 and 2020, respectively. These amounts included amortization expense associated with computer software of $67 million and $81 million for the three months ended June 30, 2021 and 2020, respectively.

Amortization expense associated with the above intangible assets was $204 million and $228 million for the six months ended June 30, 2021 and 2020, respectively. These amounts included amortization expense associated with computer software of $132 million and $150 million for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the net book value of purchased software and internally developed software was $13 million and $630 million, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the six months ended June 30, 2021 and 2020.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)
Other comprehensive income/(loss) before reclassifications	(33)	—	(1)	(34)
Amounts reclassified from accumulated other comprehensive (income)/loss	233	9	147	389
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	200	9	146	355
Balance June 30, 2021	$(621)	$(30)	$(99)	$(750)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive income/(loss) before reclassifications	(90)	(38)	1	(127)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	7	6	13
Net current period other comprehensive income/(loss)	(90)	(31)	7	(114)
Net current period other comprehensive income/(loss) attributable to noncontrolling interest	(7)	—	—	(7)
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(83)	(31)	7	(107)
Balance June 30, 2020	$(859)	$(50)	$(203)	$(1,112)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2021 and 2020, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2021	June 30, 2020	Statement of Operations
Cash flow hedges
Interest rate contracts	$7	$8	Interest (income)/expense
	(2)	(2)	(Benefit)/provision for income taxes
	$5	$6	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$4	$4	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$3	$3	Total, net of tax
Total reclassification for the period	$8	$9	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2021 and 2020, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2021	June 30, 2020	Statement of Operations
Currency Translation Adjustments
Currency translation (gains)/losses on dispositions(1)	$233	$—	Net income/(loss) from discontinued operations
	—	—	Net income/(loss) from discontinued operations
	$233	$—	Total, net of tax
Cash flow hedges
Interest rate contracts	$13	$10	Interest (income)/expense
	(4)	(3)	(Benefit)/provision for income taxes
	$9	$7	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(2)	$8	$8
	(2)	(2)	(Benefit)/provision for income taxes
	$6	$6	Total, net of tax
Unrealized (gains)/losses on pension liability on dispositions(1)	$183	$—	Net income/(loss) from discontinued operations
	(42)	—	Net income/(loss) from discontinued operations
	$141	$—	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$147	$6
Total reclassification for the period	$389	$13	Net of tax

(1)

The sale of Global Connect resulted in a total reclassification from accumulated other comprehensive income of $374 million, including accumulated currency translation adjustment of $233 million, and unrealized gain on pension liability of $141 million, net of taxes for the six months ended June 30, 2021.

(2)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

8. Restructuring Activities

Productivity Initiatives

Restructuring charges are primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses, consolidate real estate locations, as well as automation initiatives.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2020	$14
Charges (1)	—
Payments	(9)
Effect of foreign currency translation and other adjustments	(1)
Balance at June 30, 2021	$4

(1)	Excludes charges related to operating lease right-of-use assets of $6 million.

Nielsen recorded zero and $6 million in restructuring charges primarily relating to the productivity initiatives referenced above for the three and six months ended June 30, 2021, respectively.

Nielsen recorded $29 million and $32 million in restructuring charges for the three and six months ended June 30, 2020, respectively. These charges mostly represent severance costs related to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

The $4 million in remaining liabilities for restructuring actions is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2021.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30,
(IN MILLIONS)	2021	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$24	$24	—	—
Investment in mutual funds (2)	2	2	—	—
Warrant (3)	5	—	—	5
Interest rate swap arrangements (4)	—	—	—	—
Total	$31	$26	$—	5
Liabilities:
Interest rate swap arrangements (4)	$38	—	$38	—
Deferred compensation liabilities (5)	24	24	—	—
Total	$62	$24	$38	—

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$24	$24	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (4)	—	—	—	—
Total	$26	$26	—	—
Liabilities:
Interest rate swap arrangements (4)	$52	—	$52	—
Deferred compensation liabilities (5)	24	24	—	—
Total	$76	$24	$52	—

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
(3)

The estimated fair value of the Connect Warrant issued March 5, 2021 of $5 million was part of the proceeds related to the sale of Global Connect segment and included in the net gain on sale of the Global Connect segment. The Connect Warrant is marked-to-market each reporting period with the subsequent change in fair value recorded to other income/(expense), net in the condensed consolidated statement of operations.  The Connect Warrant is reported within other non-current assets within the condensed consolidated balance sheet.  The fair value of the Connect Warrant asset is estimated using a Black-Scholes option-pricing model and had an estimated fair value of $5 million as of June 30, 2021.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions pursuant to which the Company could be declared in default on its derivative obligations if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders. At June 30, 2021, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the six months ended June 30, 2021 and 2020, Nielsen recorded a net loss of zero and $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the notional amount of the outstanding foreign currency derivative financial instruments were $66 million and $68 million, respectively.

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

As of June 30, 2021, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date

$250,000,000	October 2021
$250,000,000	July 2022
$150,000,000	April 2023
$250,000,000	May 2023
$250,000,000	June 2023
$150,000,000	July 2023

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 respectively is as follows:

	Interest Expense		Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2021	2020	2021	2020
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$69	$83	$149	$166
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$(5)	$(6)	$(9)	$(7)
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

Nielsen expects to recognize approximately $23 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020
Derivatives Designated as Hedging Instruments	Prepaid Expense			Prepaid Expense		Other
	and Other Current	Other Current	Other Non-Current	Other Current	Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$—	$3	$35	$—	$4	$48

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2021 and 2020 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2021	2020		2021	2020
Interest rate swaps	$—	$6	Interest expense	$7	$8

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2021 and 2020 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income	Six Months Ended
Hedging Relationships	June 30,		(Effective Portion)	June 30,
(IN MILLIONS)	2021	2020		2021	2020
Interest rate swaps	$(1)	$53	Interest expense	$13	$10

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

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2021.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2021.

Annual maturities of Nielsen’s long-term debt are as follows:

	June 30, 2021			December 31, 2020
	Weighted			Weighted
(IN MILLIONS)	Interest	Carrying	Fair	Interest	Carrying	Fair
Senior secured term loans	Rate	Amount	Value	Rate	Amount	Value
$1,125 million (LIBOR based variable rate of 1.83%) due 2023		$742	$743		$754	$752
$2,303 million (LIBOR based variable rate of 2.08%) due 2023		1,600	1,601		1,603	1,602
€545 million (Euro LIBOR based variable rate of 2.50%) due 2023		—	—		251	250
€660 million (Euro LIBOR based variable rate of 3.75%) due 2025		—	—		639	654
$550 million (LIBOR based variable rate of 4.75%) due 2025		—	—		419	434
$850 million Senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—	—		—	—
Total (with weighted-average interest rate)	2.12%	2,342	2,344	3.01%	3,666	3,692
Senior debenture loans
$425 million 5.500% due 2021		—	—		150	151
$825 million 5.000% due 2022		—	—		824	828
$500 million 5.000% due 2025		498	514		498	514
$1,000 million 5.625% due 2028		986	1,054		985	1,088
$750 million 5.875% due 2030		739	816		739	846
$625 million 4.500% due 2029		615	627		—	—
$625 million 4.750% due 2031		615	626		—	—
Total (with weighted-average interest rate)	5.52%	3,453	3,637	5.69%	3,196	3,427
Other loans		—	—		—	—
Total long-term debt	4.15%	5,795	5,981	4.26%	6,862	7,119
Finance lease and other financing obligations		83			98
Total debt and other financing arrangements		5,878			6,960
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		36			276
Non-current portion of long-term debt and finance lease and other financing obligations		$5,842			$6,684

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

The redemption of the 2022 Notes resulted in a pre-tax charge of $1 million in the second quarter of 2021, which was included within other expense, net, in the condensed consolidated statement of operations.

Debenture Loans

On May 28, 2021, Nielsen Finance LLC and Nielsen Finance Co., each an indirect, wholly-owned subsidiary of Nielsen, issued $625 million aggregate principal amount of 4.500% Senior Notes due 2029, which mature on July 15, 2029 (the “2029 Notes”), and $625 million aggregate principal amount of 4.750% Senior Notes due 2031, which mature on July 15, 2031 (the “2031 Notes”). Nielsen capitalized $19 million of fees in connection with the refinancing.

Nielsen will pay interest on the 2029 Notes at a rate of 4.500% per annum and on the 2031 Notes at a rate of 4.750% per annum, in each case semiannually on the interest payment dates provided in the indentures governing the 2029 Notes and the 2031 Notes, as applicable.

Nielsen applied the net proceeds of the offering plus cash on hand to prepay the approximately $430 million aggregate outstanding principal amount of  senior secured dollar term loans and approximately €530 million aggregate outstanding principal amount of senior secured euro term loans which were both due 2025 and the approximately €204 million aggregate outstanding principal amount of senior secured euro term loans due 2023, in each case, at a prepayment price equal to par plus accrued and unpaid interest. Nielsen wrote-off certain previously deferred financing fees of $20 million in connection with the May 2021 prepayments.

          In connection with the prepayment of the senior secured dollar and euro term loans due 2025, Nielsen terminated the Credit Agreement dated June 4, 2020, as amended on July 21, 2020, and all commitments thereunder.

          For the six months ended June 30, 2020, interest expense, net, includes $1 million of interest income in the Company’s condensed consolidated statement of operations. There was no interest income for all other periods presented.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2021 to December 31, 2021	$—
2022	—
2023	2,342
2024	—
2025	498
2026	—
Thereafter	2,955
$5,795

11. Shareholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2021
Actual number of shares of common stock outstanding
Beginning of period	357,644,935
Shares of common stock issued through compensation plans	1,136,824
Employee benefit trust activity	18,390
End of period	358,800,149

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for year ended December 31, 2020 and the six months ended June 30, 2021, respectively

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06
February 4, 2021	March 4, 2021	March 18, 2021	$0.06
April 22, 2021	June 3, 2021	June 17, 2021	$0.06

On July 15, 2021, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on September 2, 2021 to shareholders of record at the close of business on August 19, 2021.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on Nielsen’s evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted Nielsen on August 6, 2015, which was extended by the authority approved by Nielsen’s shareholders at its annual general meeting held on May 12, 2020. Nielsen was granted approval from its shareholders at its annual general meeting held on May 25, 2021 to renew this authority for a period of one year.

As of June 30, 2021, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases during the six months ended June 30, 2021.

12. Income Taxes

The effective tax rates before discrete tax items for the three months ended June 30, 2021 and 2020 were 27% ($34 million tax expense) and 22% ($9 million tax expense), respectively. The tax rate for the three months ended June 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the six months ended June

30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns offset by the reversal of valuation allowances related to certain loss carryforwards. The effective tax rates including discrete items were 29% ($36 million tax expense) and 22% ($9 million tax expense), respectively.

The effective tax rates before discrete tax items for the six months ended June 30, 2021 and 2020 were 27% ($78 million tax expense) and 16% ($20 million tax expense), respectively. The tax rate for the six months ended June 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the six months ended June 30, 2020 was lower than the statutory rate as a result of the reversal of valuation allowances related to certain loss carryforwards offset by the impact of tax rate differences in other jurisdictions where the Company files tax returns. The effective tax rates including discrete items were 33% ($96 million tax expense) and 27% ($34 million tax expense), respectively.

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

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. Discovery is ongoing. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. By agreement dated June 26, 2019, the derivative lawsuit was stayed pending resolution of Nielsen’s motion to dismiss the aforementioned securities litigation. An amended complaint was filed on May 7, 2021, which Nielsen moved to dismiss on July 16, 2021.  Briefing of the motion is ongoing. Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

14. Segments

As discussed in Note 15 Discontinued Operations, the Global Connect segment has been classified as discontinued operations beginning with the first quarter of 2021.  The Company evaluated segment reporting in accordance with ASC 280 “Segment Reporting” and beginning with the first quarter of 2021, the Company concluded that it operates as a single operating segment and a single reportable segment consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics. Nielsen aligns its operating segment in order to conform to management’s internal reporting structure. Nielsen operates as a complete unit - from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. The reporting structure of Nielsen is and has historically been centralized under one Chief Operating Decision Maker (“CODM”), who evaluates Nielsen’s operating financial results to assess its performance.

Business Segment Information

(IN MILLIONS)	Three Months Ended June 30,
	2021	2020
Revenues	$861	$811
Operating income	219	119
Depreciation and amortization	126	147
Impairment of other long-lived assets	—	41
Restructuring charges	6	29
Share-based compensation expense	9	10
Dis-synergy costs(1)	—	(18)
Other items(2)	10	3
Business segment income(3)	$370	$331

Total Assets:
Total assets as of June 30, 2021	$11,031
Total assets as of December 31, 2020	$11,146

(IN MILLIONS)	Six Months Ended June 30,
	2021	2020
Revenues	$1,724	$1,653
Operating income	472	296
Depreciation and amortization	253	283
Impairment of other long-lived assets	—	41
Restructuring charges	6	32
Share-based compensation expense	16	20
Dis-synergy costs(1)	—	(35)
Other items(2)	11	20
Business segment income(3)	$758	$657

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)

Other items primarily consist of business optimization costs and transaction related costs for the three and six months ended June 30, 2021. Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the three and six months ended June 30, 2020.

(3)	The CODM uses business segment income to measure performance from period to period.

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

The following table summarizes the major classes of line items constituting net income from discontinued operations, net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020	2021	2020
Operations
Revenues	$—	$685	$452	$1,402
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	362	264	759
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	278	229	591
Depreciation and amortization	—	77	36	155
Impairment of goodwill and other long-lived assets	—	4	—	4
Restructuring charges	—	55	6	63
Operating income/(loss)	—	(91)	(83)	(170)
Other income and expenses(1)	(10)	(14)	(23)	(22)
Income/(loss) from discontinued operations before income taxes	(10)	(105)	(106)	(192)
Benefit/(provision) for income taxes	—	47	21	61
Net income/(loss) from discontinued operations	$(10)	$(58)	$(85)	$(131)
Disposal
Gain on disposal before income taxes	$—	$—	$379	$—
Benefit/(provision) for income taxes	—	—	163	—
Gain on disposal, net of taxes	—	—	542	—
Net income/(loss) from discontinued operations	(10)	—	457	(131)
Net income/(loss) from discontinued operations attributable to noncontrolling interests	—	—	—	1
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$(10)	$(58)	$457	$(132)

(1)During the three months ended June 30, 2021, the company recorded a charge of $10 million under the tax indemnification arrangement with Purchaser discussed below.  The Company’s Sixth Amended and Restated Credit Agreement entered into in July 2020 and the Credit Agreement entered into in June 2020, as amended by Amendment No. 1 thereto in July 2020, required $1.3 billion of senior secured term loans to be repaid pursuant to the debt covenants which were triggered as a result of the Connect Transaction.  As such, the Company elected to allocate interest expense to discontinued operations of $8 million for the three months ended June 30, 2020 and $8 million and $18 for the six months ended June 30, 2021 and 2020, respectively.

The Company has incurred $162 million in separation costs related to the sale of Global Connect, of which $37 and $61 are reflected in the Company’s condensed consolidated statement of operations as discontinued operations for the six months ended June 30, 2021 and 2020, respectively. These costs are comprised primarily of professional fees (e.g., legal, banking and accounting), as well as other items that are incremental and one-time in nature that are related to the sale of Global Connect.

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

As of June 30, 2021, the condensed consolidated balance sheet included $60 million of an estimated receivable from Purchaser within prepaid expenses and other current assets as well as $41 million within accounts payable and other current liabilities and $27 million within other non-current liabilities for estimated liabilities to affiliates of Purchaser and incurred separation costs.  These represent estimated receivables from and payables to affiliates of Purchaser under tax indemnification arrangements for certain liabilities to various taxing authorities that will be settled in future periods as well as separation costs incurred related to the sale of Global Connect.

The following table provides operating and investing cash flows for Nielsen’s discontinued operations (in millions):

	June 30,	June 30,
(IN MILLIONS)	2021	2020
	(Unaudited)	(Unaudited)
Net cash flows provided by/(used in) operating activities(1)	$(233)	$(38)
Net cash flows provided by/(used in) investing activities	(26)	(119)

(1)	The three month period ended June 30, 2021 included $20 million of payments for separation costs related to the sale of Global Connect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background and Executive Summary

We are a leading global data and analytics company that provides a holistic and objective understanding of the media industry. With offerings spanning audience measurement, audience outcomes and content, we offer our clients and partners simple solutions to complex questions and optimizes the value of their investments and growth strategies. We are the only company that can offer de-duplicated cross-media audience measurement. Audience is Everything™ to us and our clients, and we are committed to ensuring that every voice counts. We offer measurement and analytics services in nearly 60 countries.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, around 80% of our annual revenue has been committed under contracts, which provides us with a greater degree of stability for our revenue and allows us to more effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

Sale of our Global Connect Business

On March 5, 2021, we completed the previously announced sale of our Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by us, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”) The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments, and recorded a preliminary gain of $542 million, net of tax within discontinued operations during the first quarter of 2021. Proceeds from the sale were primarily utilized for debt repayment.

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

COVID-19

         We experienced an improvement in our business, particularly our short-cycle revenue and our sports business, in the second quarter of 2021 as compared to the second quarter of 2020, due to a recovery from the COVID-19 pandemic. The effects of COVID-19 continue to lessen, though we did experience some ongoing impact.

         Global economic conditions will continue to be volatile as long as the COVID-19 pandemic remains a public health threat, including, as a result of new information concerning the severity of the pandemic, government actions to mitigate the effects of the pandemic in the near-term, and the resulting impact on our business and operations and sales and customer demand. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.

         Please refer to Part I—Item 1A—Risk Factors and Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K for a description of the measures taken in response to COVID-19, which had a significant impact on our operations and performance in fiscal year 2020 and continue to have a significant impact on our operations and performance in fiscal year 2021, and for further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company.

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

There were no indicators of impairment related to goodwill during the six months end June 30, 2021. Nielsen will continue to closely evaluate any indicators of future impairments related to goodwill.

Other indefinite-lived intangible assets are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Pursuant to the Connect Transaction, we granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Connect segment.  However, as this indefinite-lived trade name will be retained by us as part of the Connect Transaction, the trade name is included within continuing operations. During the first quarter of 2021, we concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect.  The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  Based on our interim impairment assessment as of March 31, 2021, Nielsen concluded that the estimated fair values exceeded their carrying values, thus no impairment was recorded. There were no indicators of impairment during the second quarter of 2021.  Nielsen will continue to closely evaluate and report on any indicators of future impairments.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the six months ended June 30, 2021, Nielsen had no acquisitions.

For the six months ended June 30, 2020, we paid cash consideration of $3 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on our consolidated results of operations would not have been material.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.21 to €1.00 and $1.10 to €1.00 for the six months ended June 30, 2021 and 2020, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

During the six months ended June 30, 2021, we sold $10 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of June 30, 2021 and December 31, 2020, zero and $30 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities for the receivables sold during the period, for which the related costs are not significant. The proceeds of $10 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows. For the three months ended June 30, 2021, there were no sales of accounts receivables.

Results of Operations – Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2021	2020
Revenues	$861	$811
Cost of revenues, exclusive of depreciation and amortization shown separately below	292	302
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	218	173
Depreciation and amortization	126	147
Impairment of other long-lived assets	—	41
Restructuring charges	6	29
Operating income	219	119
Interest expense, net	(69)	(83)
Foreign currency exchange transaction gains, net	—	10
Other expense, net	(26)	(5)
Income from continuing operations before income taxes	124	41
Provision for income taxes	(36)	(9)
Net income	88	32
Discontinued operations, net of taxes	(10)	(58)
Net income/(loss)	78	(26)
Net income attributable to noncontrolling interests	2	4
Net income/(loss) attributable to Nielsen shareholders	$76	$(30)

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(IN MILLIONS)	2021	2020
Net income from continuing operations	$88	$32
Less: Net income attributable to noncontrolling interests	2	4
Net income from continuing operations attributable to Nielsen shareholders	86	28
Interest expense, net	69	83
Provision for income taxes	36	9
Depreciation and amortization	126	147
EBITDA	317	267
Other non-operating expense/(income), net	28	(1)
Restructuring charges	6	29
Impairment of other long-lived assets	—	41
Share-based compensation expense	9	10
Dis-synergy costs(1)	—	(18)
Other items(2)	10	3
Adjusted EBITDA	$370	$331

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)

Other Items primarily consists of business optimization costs and transaction related costs for the three months ended June 30, 2021. Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the three months ended June 30, 2020.

Consolidated Results for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

Revenues increased 6.2% to $861 million for the three months ended June 30, 2021 from $811 million for the three months ended June 30, 2020, or an increase of 4.5% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 3.3% to $292 million for the three months ended June 30, 2021 from $302 million for the three months ended June 30, 2020, or a decrease of 5.2% on a constant currency basis. Cost of revenues decreased primarily due to the impact of our broad-based optimization plan during 2020 and other productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 26.0% to $218 million for the three months ended June 30, 2021 from $173 million for the three months ended June 30, 2020, or an increase of 22.5% on a constant currency basis. The increase in costs was primarily due to the return of the temporary costs savings realized in 2020 in response to the COVID-19 pandemic and our increased costs to operate as a standalone Company without the Global Connect business, partial offset by the impact of our broad-based optimization plan during 2020 and other productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $126 million for the three months ended June 30, 2021, as compared to $147 million for the three months ended June 30, 2020. This decrease was primarily due to certain assets becoming fully amortized, lower capital expenditures during the period, and the decrease in depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $38 million for the three months ended June 30, 2021, as compared to $42 million for the three months ended June 30, 2020.

Impairment of other long-lived assets

          There were no impairment charges for the three months ended June 30, 2021.

          We recorded a non-cash charge of $41 million for the impairment of other long-lived assets for the three months ended June 30, 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses.

Restructuring Charges

We recorded $6 million in restructuring charges for the three months ended June 30, 2021. These charges primarily related to our productivity initiatives.

We recorded $29 million in restructuring charges for the three months ended June 30, 2020. These charges primarily related to employee severance costs associated with the broad-based optimization plan during 2020 to drive permanent costs savings and operational efficiencies, as well as position the Company for greater profitability and growth.

Operating Income

Operating income for the three months ended June 30, 2021 was $219 million as compared to $119 million for the three months ended June 30, 2020. Refer to the “Business Segment Results for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020” section for further discussion of our operating income.

Interest Expense, net

Interest expense, net was $69 million for the three months ended June 30, 2021, as compared to $83 million for the three months ended June 30, 2020. This decrease was primarily due to lower senior secured term loan balances for the three months ended June 30, 2021.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.20 to €1.00 for the three months ended June 30, 2021 as compared to $1.10 to €1.00 for the three months ended June 30, 2020.

We realized net gains of zero and $10 million for the three months ended June 30, 2021 and 2020, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $26 million for the three months ended June 30, 2021, was primarily related to the write-off of certain previously capitalized deferred financing fees of $20 million in conjunction with the May 2021 debt refinancing and a loss from a business disposition.

Other expense, net of $5 million for the three months ended June 30, 2020, was primarily related to a loss from businesses classified as held for sale, and the write-off of certain previously capitalized deferred financing fees in conjunction with the June 2020 debt refinancing.

Income Taxes

The effective tax rates before discrete tax items for the three months ended June 30, 2021 and 2020 were 27% ($34 million tax expense) and 22% ($9 million tax expense), respectively. The tax rate for the three months ended June 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the six months ended June 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns offset by the reversal of valuation allowances related to certain loss carryforwards. The effective tax rates including discrete items were 29% ($36 million tax expense) and 22% ($9 million tax expense), respectively.

The estimated liability for unrecognized tax benefits as of December 31, 2020 was $128 million. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 11.8% to $370 million for the three months ended June 30, 2021 from $331 million for the three months ended June 30, 2020, or an increase of 11.1% on a constant currency basis. See “Results of Operations – Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	% Variance 2021 vs. 2020 Reported	Three Months Ended June 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Audience Measurement	$629	603	4.3%	$609	3.3%
Outcomes / Content	232	208	11.5%	215	7.9%
Total	$861	$811	6.2%	$824	4.5%

Revenues

Revenues increased 6.2% to $861 million for the three months ended June 30, 2021 from $811 million for the three months ended June 30, 2020, or an increase of 4.5% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 4.3%, or an increase of 3.3% on a constant currency basis, with overall solid growth, particularly in digital measurement and as local pressures have subsided. Outcomes / Content revenues increased 11.5%, or an increase of 7.9% on a constant currency basis, driven in part by improving trends in short-cycle revenues, solid growth in Content, and recovery in the Sports business.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segment and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended June 30, 2021 and 2020, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, impairment of goodwill and other long-lived assets, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(IN MILLIONS)	Three Months Ended June 30,
	2021	2020
Operating income	$219	$119
Depreciation and amortization	126	147
Impairment of other long-lived assets	—	41
Restructuring charges	6	29
Share-based compensation expense	9	10
Dis-synergy costs(1)	—	(18)
Other items(2)	10	3
Non-GAAP Business segment income	$370	$331

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)

Other Items primarily consists of business optimization costs and transaction related costs for the three months ended June 30, 2021. Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the three months ended June 30, 2020.

(IN MILLIONS)	Three Months Ended June 30, 2021 Reported	Three Months Ended June 30, 2020 Reported	% Variance 2021 vs. 2020 Reported	Three Months Ended June 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Total Nielsen	$370	$331	11.8%	$333	11.1%

Nielsen Profitability

Operating income was $219 million for the three months ended June 30, 2021 as compared to $119 million for the three months ended June 30, 2020. The increase was primarily due to the revenue performance discussed above, lower restructuring charges and depreciation and amortization expense for the three months ended June 30, 2021, as well as an impairment charge for the three months ended June 30, 2020. Non-GAAP business segment income increased 11.1% on a constant currency basis.

Discontinued Operations

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments, and recorded a preliminary gain of $542 million, net of tax within discontinued operations during the first quarter of 2021.  Proceeds from the sale were primarily utilized for debt repayment.  The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented.

Net loss from discontinued operations from Global Connect for the three months ended June 30, 2021 was $10 million as compared to net loss of $58 million for the three months ended June 30, 2020.  The decrease is driven by the prior period including the results of operations of Global Connect prior to completion of the sale in the first quarter of 2021.  See Note 15 – Discontinued Operations for further detail.

Results of Operations – Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2021	2020
Revenues	$1,724	$1,653
Cost of revenues, exclusive of depreciation and amortization shown separately below	569	626
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	424	375
Depreciation and amortization	253	283
Impairment of other long-lived assets	—	41
Restructuring charges	6	32
Operating income	472	296
Interest expense, net	(149)	(165)
Foreign currency exchange transaction losses, net	(4)	1
Other expense, net	(26)	(6)
Income from continuing operations before income taxes	293	126
Provision for income taxes	(96)	(34)
Net income	197	92
Discontinued operations, net of taxes	457	(131)
Net income/(loss)	654	(39)
Net income attributable to noncontrolling interests	5	9
Net income/(loss) attributable to Nielsen shareholders	$649	$(48)

Net Income/(Loss) to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(IN MILLIONS)	2021	2020
Net income from continuing operations	$197	$92
Less: Net income attributable to noncontrolling interests from continuing operations	5	8
Net income from continuing operations attributable to Nielsen shareholders	192	84
Interest expense, net	149	165
Provision for income taxes	96	34
Depreciation and amortization	253	283
EBITDA	690	566
Other non-operating expense, net	35	13
Restructuring charges	6	32
Impairment of other long-lived assets	—	41
Share-based compensation expense	16	20
Dis-synergy costs(1)	—	(35)
Other items(2)	11	20
Adjusted EBITDA	$758	$657

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.

(2)

Other Items primarily consists of business optimization costs and transaction related costs for the six months ended June 30, 2021. Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the six months ended June 30, 2020.

Consolidated Results for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

Revenues increased 4.3% to $1,724 million for the six months ended June 30, 2021 from $1,653 million for the six months ended June 30, 2020, or an increase of 2.9% on a constant currency basis. Refer to the “Business Segment Results for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 9.1% to $569 million for the six months ended June 30, 2021 from $626 million for the six months ended June 30, 2020, or a decrease of 10.4% on a constant currency basis. The decrease in costs from the impact of our broad-based optimization plan during 2020 and other productivity initiatives and temporary actions taken in response to the COVID-19 pandemic, were partially offset by our continued investments in our products and services.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 13.1% to $424 million for the six months ended June 30, 2021 from $375 million for the six months ended June 30, 2020, or an increase of 10.1% on a constant currency basis. The increase in costs were primarily due to our increased costs to operate as a standalone Company without the Global Connect business and continued investments in our products and services, partially offset by the impact of our broad-based optimization plan during 2020 and other productivity initiatives, as well as the impact of temporary actions taken in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $253 million for the six months ended June 30, 2021 as compared to $283 million for the six months ended June 30, 2020. This decrease was primarily due to certain assets becoming fully amortized, lower capital expenditures during the period, and the decrease in depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $78 million for the six months ended June 30, 2021 as compared to $83 million for the six months ended June 30, 2020.

Impairment of goodwill and other long-lived assets

        There were no impairment charges for the six months ended June 30, 2021.

         We recorded a non-cash charge of $41 million for the impairment of other long-lived assets for the six months ended June 30, 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses.

Restructuring Charges

We recorded $6 million in restructuring charges for the six months ended June 30, 2021. These charges primarily related to our productivity initiatives.

We recorded $32 million in restructuring charges for the six months ended June 30, 2020.  These charges primarily related to employee severance costs associated with the broad-based optimization plan during 2020 to drive permanent costs savings and operational efficiencies, as well as position the Company for greater profitability and growth.

Operating Income

Operating income for the six months ended June 30, 2021 was $472 million as compared to $296 million for the six months ended June 30, 2020. Refer to the “Business Segment Results for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020” section for further discussion of our operating income.

Interest Expense, net

Interest expense, net was $149 million for the six months ended June 30, 2021 as compared to $165 million for the six months ended June 30, 2020. This decrease was primarily due to lower senior secured term loan and debenture loan balances as well as lower USD LIBOR on the unhedged position of senior secured term loans, for the six months ended June 30, 2021.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.21 to €1.00 for the six months ended June 30, 2021 as compared to $1.13 to €1.00 for the six months ended June 30, 2020.

We realized net losses of $4 million and net gains of $1 million for the six months ended June 30, 2021 and 2020, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $26 million for the six months ended June 30, 2021, was primarily related to the write-off of certain previously capitalized deferred financing fees in conjunction with the May 2021 debt refinancing and a loss from a business disposition.

Other expense, net of $6 million for the six months ended June 30, 2020, was primarily related to a loss from businesses classified as held for sale and the write-off of certain previously capitalized deferred financing fees in conjunction with the June 2020 debt refinancing.

Income Taxes

The effective tax rates before discrete tax items for the six months ended June 30, 2021 and 2020 were 27% ($78 million tax expense) and 16% ($20 million tax expense), respectively. The tax rate for the six months ended June 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the six months ended June 30, 2020 was lower than the statutory rate as a result of the reversal of valuation allowances related to certain loss carryforwards offset by the impact of tax rate differences in other jurisdictions where we file tax returns. The effective tax rates including discrete items were 33% ($96 million tax expense) and 27% ($34 million tax expense), respectively.

Adjusted EBITDA

Adjusted EBITDA increased 15.4% to $758 million for the six months ended June 30, 2021 from $657 million for the six months ended June 30, 2020, an increase of 14.7% on a constant currency basis. See “Results of Operations – Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	% Variance 2021 vs. 2020 Reported	Six Months Ended June 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Audience Measurement	$1,261	$1,218	3.5%	$1,229	2.6%
Outcomes / Content	463	435	6.4%	447	3.6%
Total	$1,724	$1,653	4.3%	$1,676	2.9%

Revenues

          Revenues increased 4.3% to $1,724 million for the six months ended June 30, 2021 from $1,653 million for the six months ended June 30, 2020 or an increase of 2.9% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 3.5%, or an increase of 2.6% on a constant currency basis, with overall solid growth, particularly in digital measurement and as local pressures have subsided. Outcomes / Content revenues increased 6.4%, or an increase of 3.6% on a constant currency basis, driven in part by improving trends in short-cycle revenues, solid growth in Content, and recovery in the Sports business.

Business Segment Profitability

(IN MILLIONS)	Six Months Ended June 30,
	2021	2020
Operating income	$472	$296
Depreciation and amortization	253	283
Impairment of other long-lived assets	—	41
Restructuring charges	6	32
Share-based compensation expense	16	20
Dis-synergy costs(1)	—	(35)
Other items(2)	11	20
Non-GAAP Business segment income	$758	$657

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)

Other Items primarily consists of business optimization costs and transaction related costs for the six months ended June 30, 2021. Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the three months ended June 30, 2020.

(IN MILLIONS)	Six Months Ended June 30, 2021 Reported	Six Months Ended June 30, 2020 Reported	% Variance 2021 vs. 2020 Reported	Six Months Ended June 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Total Nielsen	$758	$657	15.4%	$661	14.7%

Nielsen Profitability

          Operating income was $472 million for the six months ended June 30, 2021 as compared to $296 million for the six months ended June 30, 2020. The increase was primarily due to the revenue performance discussed above, temporary actions taken in response to the COVID-19 pandemic, the benefit of permanent cost actions from the optimization plan, lower depreciation and amortization expense and lower restructuring charges for the six months ended June 30, 2021, as well as the impairment charge recorded during the six months ended June 30 2020. Non-GAAP business segment income increased 14.7% on a constant currency basis.

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

Net income/(loss) from discontinued operations from Global Connect for the six months ended June 30, 2021 was $457 million as compared to $(131) million for the six months ended June 30, 2020. The increase is primarily due to the preliminary gain on sale of $542 million recorded during the six months ended June 30, 2021. See Note 15 – Discontinued Operations for further detail.

Liquidity and Capital Resources

Overview

Consolidated Cash flows from operations were $168 million for the six months ended June 30, 2021 (including Global Connect through the Transaction close date), as compared to $245 million for the six months ended June 30, 2020, a decrease of $77 million, primarily due to working capital timing and higher separation related cash costs, partially offset by the Adjusted EBITDA performance discussed above, lower employee annual incentive payments, lower interest payments and lower income tax payments.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2021 and 2020:

(IN MILLIONS)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net cash from operating activities	$168	$245
Cash and cash equivalents	$410	$438
Availability under revolving credit facility	$838	$668

Of the $410 million in cash and cash equivalents, approximately $252 million was held in jurisdictions outside the United States and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We regularly review the amount of cash and cash equivalents held outside of the United States to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Weighted average interest rate	4.15%	3.77%
Cash paid for interest, net of amounts capitalized (in millions)	$161	$190

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We believe that we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, dividend payments and capital spending over the next year. In addition, we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

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

Debenture Loans

         On May 28, 2021, Nielsen Finance LLC and Nielsen Finance Co., each an indirect, wholly-owned subsidiary of us, issued $625 million aggregate principal amount of 4.500% Senior Notes due 2029, which mature on July 15, 2029 (the “2029 Notes”), and $625 million aggregate principal amount of 4.750% Senior Notes due 2031, which mature on July 15, 2031 (the “2031 Notes”). We capitalized $19 million of fees in connection with the refinancing.

We will pay interest on the 2029 Notes at a rate of 4.500% per annum and on the 2031 Notes at a rate of 4.750% per annum, in each case semiannually on the interest payment dates provided in the indentures governing the 2029 Notes and the 2031 Notes, as applicable.

We applied the net proceeds of the offering plus cash on hand to prepay the approximately $430 million aggregate outstanding principal amount of senior secured dollar term loans and the approximately €530 million aggregate outstanding principal amount of senior secured euro term loans which were both due 2025 and the approximately €204 million aggregate outstanding principal amount of senior secured euro term loans due 2023, in each case, at a prepayment price equal to par plus accrued and unpaid interest. We wrote-off certain previously deferred financing fees of $20 million in connection with the May 2021 prepayments.

In connection with the prepayment of the senior secured dollar and euro term loans due 2025, we terminated the Credit Agreement dated June 4, 2020, as amended on July 21, 2020, and all commitments thereunder.

Financial Debt Covenants Attributable to The Nielsen Company B.V.

Our Sixth Amended and Restated Credit Agreement, date July 21, 2020 (the “Amended Credit Agreement”) contains a financial covenant consisting of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above could cause us to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of June 30, 2021, we were in full compliance with the financial covenant described above.

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

As of June 30, 2021 and 2020, we had zero and $165 million borrowings outstanding and had outstanding letters of credit of $12 million and $17 million, respectively. As of June 30, 2021, we had $838 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy, which was adopted by our Board of Directors (“Board”) in 2013. Under this plan, we have paid $43 million in cash dividends during each of the years ended June 30, 2021 and 2020. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2020 and the six months ended June 30, 2021.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06
February 4, 2021	March 4, 2021	March 18, 2021	$0.06
April 22, 2021	June 3, 2021	June 17, 2021	$0.06

On July 15, 2021, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on September 2, 2021 to shareholders of record at the close of business on August 19, 2021.

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

Repurchases under this program will be made in accordance with applicable securities laws from time to time and depending on our evaluation of market conditions and other factors. This program has been executed within the limitations of the authority granted us on August 6, 2015, which was extended by the authority approved by our shareholders at our annual general meeting held on May 12, 2020. We received approval from our shareholders at our annual general meeting that was held on May 25, 2021 to renew this authority for a period of one year.

As of June 30, 2021, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases during the six months ended June 30, 2021.

Consolidated Cash Flows

Operating activities. Net cash provided by operating activities was $168 million for the six months ended June 30, 2021, as compared to net cash provided by operating activities of $245 million for the six months ended June 30, 2020. This decrease in net cash provided by operating activities was primarily due to working capital timing and higher separation related cash costs, partially offset by the Adjusted EBITDA performance discussed above, lower employee annual incentive payments, lower interest payments and lower income tax payments. Our key collections performance measure, days billing outstanding, decreased by two days as compared to the same period last year, excluding Global Connect results.

Investing activities. Net cash provided by investing activities was $2,120 million for the six months ended June 30, 2021, as compared to net cash used in investing activities was $262 million for the six months ended June 30, 2020. The primary drivers for the increase were the proceeds from the sale of our Global Connect business received during the second quarter of 2021 and lower capital expenditures during the six months ended June 30, 2021 as compared to the same period for 2020.

Financing activities. Net cash used in financing activities was $2,484 million for the six months ended June 30, 2021 as compared to net cash provided by financing activities of $21 million for the six months ended June 30, 2020. The increase in net cash used by financing activities was primarily due to higher debt repayments and lower net borrowings from the revolving credit facility, partially offset by higher net proceeds from debt issuances as compared to the same period for 2020.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $161 million for the six months ended June 30, 2021 as compared to $232 million for the six months ended June 30, 2020. The decrease was primarily due to the sale of our Global Connect business.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 16% of our revenues and 21% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2021. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $1 million annually, with an immaterial impact on our profitability.

We recorded a net loss of zero and $3 million for the six months ended June 30, 2021 and 2020, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the notional amounts of outstanding foreign currency derivative financial instruments were $66 million and $68 million, respectively.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2021:

	U.S. Dollar	Euro	Other Currencies
Revenues	84%	5%	11%
Operating costs	79%	6%	15%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2021, we had $2,342 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,300 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($23 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended June 30, 2021.

Purchases of Equity Securities by the Issuer

There were no share repurchases during the three months ended June 30, 2021.

Our Board approved a share repurchase program for up to $2 billion of our outstanding common stock on the dates indicated under Part 1— Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Dividends and Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1

Stock Purchase Agreement by and among Nielsen Holdings plc, Indy US Bidco, LLC and Indy Dutch Bidco B.V., dated as of October 31, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on November 2, 2020)

4.1

Indenture, dated May 28, 2021, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on May 28, 2021)

4.2

Indenture, dated May 28, 2021, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on May 28, 2021)

4.3

Form of 4.500% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.1) filed by Nielsen Holdings plc with the Securities and Exchange Commission on May 28, 2021)

4.4

Form of 4.750% Senior Note due 2031 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.2) filed by Nielsen Holdings plc with the Securities and Exchange Commission on May 28, 2021)

10.1

Warrant by and between VNU International B.V. and AI PAVE Dutchco I B.V., dated as of March 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on March 11, 2021)

31.1*	CEO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	CFO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2021 and 2020 (Unaudited), and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: July 29, 2021	/s/ Christopher Taft
Christopher Taft Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)