Form 10-Q
period 2021-09-30
Nielsen Holdings plc
filed 2021-10-28
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 358,927,442 shares of the registrant’s Common Stock outstanding as of September 30, 2021.

Table of Contents

PART I. FINANCIAL INFORMATION

Item  1.Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020	2021	2020
Revenues	$882	$836	$2,606	$2,489
Cost of revenues, exclusive of depreciation and amortization shown separately below	307	290	876	916
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	218	167	642	542
Depreciation and amortization	129	140	382	423
Impairment of other long-lived assets	—	8	—	49
Restructuring charges	6	9	12	41
Operating income	222	222	694	518
Interest expense, net	(68)	(82)	(217)	(247)
Foreign currency exchange transaction (losses)/gains, net	(1)	9	(5)	10
Other expense, net	(1)	(9)	(27)	(15)
Income from continuing operations before income taxes and equity in net income of affiliates	152	140	445	266
Provision for income taxes	(33)	(38)	(129)	(72)
Equity in net income of affiliates	1	—	1	—
Net income from continuing operations	120	102	317	194
Net (loss)/income from discontinued operations, net of income taxes	(17)	(92)	440	(223)
Net income/(loss)	103	10	757	(29)
Net income attributable to noncontrolling interests	3	3	8	12
Net income/(loss) attributable to Nielsen shareholders	$100	$7	$749	$(41)
Net income/(loss) per share of common stock, basic
Net income from continuing operations attributable to Nielsen shareholders	$0.33	$0.28	$0.86	$0.51
Net (loss)/income from discontinued operations attributable to Nielsen shareholders	(0.05)	(0.26)	1.23	(0.63)
Net income/(loss) attributable to Nielsen shareholders	$0.28	$0.02	$2.09	$(0.11)
Net income/(loss) per share of common stock, diluted
Net income from continuing operations attributable to Nielsen shareholders	$0.32	$0.28	$0.86	$0.51
Net (loss)/income from discontinued operations attributable to Nielsen shareholders	(0.05)	(0.26)	1.22	(0.63)
Net income/(loss) attributable to Nielsen shareholders	$0.28	$0.02	$2.08	$(0.11)
Weighted-average shares of common stock outstanding, basic	358,879,518	356,913,312	358,489,287	356,661,167
Dilutive shares of common stock	1,648,595	1,529,996	1,896,697	1,162,553
Weighted-average shares of common stock outstanding, diluted	360,528,113	358,443,308	360,385,984	357,823,720
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2021	2020	2021	2020
Net income/(loss)	$103	$10	$757	$(29)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	(20)	-	180	(90)
Changes in the fair value of cash flow hedges (2)	5	6	14	(25)
Defined benefit pension plan adjustments (3)	3	3	149	10
Total other comprehensive (loss)/income	(12)	9	343	(105)
Total comprehensive income/(loss)	91	19	1,100	(134)
Less: comprehensive income attributable to noncontrolling interests	1	5	6	7
Total comprehensive income/(loss) attributable to Nielsen shareholders	$90	$14	$1,094	$(141)

(1)

Net of tax of zero and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $(1) million and $5 million for the nine months ended September 30, 2021 and 2020, respectively.

(2)

Net of tax of $(1) million and $(2) million for the three months ended September 30, 2021 and 2020, respectively, and $(6) million and $10 million for the nine months ended September 30, 2021 and 2020, respectively.

(3)

Net of tax of zero and $(1) million for the three months ended September 30, 2021 and 2020, respectively, and $(44) million and $(3) million for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$542	$500
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $16 and $23 as of September 30, 2021 and December 31, 2020, respectively	580	465
Prepaid expenses and other current assets	265	195
Current assets, discontinued operations	—	1,064
Total current assets	1,387	2,224
Non-current assets
Property, plant and equipment, net	247	270
Operating lease right-of-use asset	155	161
Goodwill	5,659	5,680
Other intangible assets, net	3,505	3,663
Deferred tax assets	47	53
Other non-current assets	169	159
Non-current assets, discontinued operations	—	1,925
Total assets	$11,169	$14,135
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$546	$499
Deferred revenues	136	135
Income tax liabilities	107	15
Current portion of long-term debt, finance lease obligations and short-term borrowings	37	276
Current liabilities, discontinued operations	—	989
Total current liabilities	826	1,914
Non-current liabilities
Long-term debt and finance lease obligations	5,841	6,684
Deferred tax liabilities	670	888
Operating lease liabilities	139	140
Other non-current liabilities	407	429
Non-current liabilities, discontinued operations	—	1,837
Total liabilities	7,883	11,892
Commitments and contingencies (Note 13)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized, 358,927,514 and 357,678,263 shares issued and 358,927,442 and 357,644,935 shares outstanding at September 30, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	4,289	4,340
Retained earnings/(accumulated deficit)	(467)	(1,216)
Accumulated other comprehensive loss, net of income taxes	(760)	(1,105)
Total Nielsen shareholders’ equity	3,094	2,051
Noncontrolling interests	192	192
Total equity	3,286	2,243
Total liabilities and equity	$11,169	$14,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2021	2020
Operating Activities
Net income from continuing operations	$317	$194
Net loss from discontinued operations	(94)	(223)
Gain on disposal of Global Connect, net of tax, within discontinued operations	534	—
Net income/(loss)	757	(29)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	27	44
Gain on sale of discontinued operations, net of tax	(534)	—
Currency exchange rate differences on financial transactions and other losses	39	11
Equity in net loss of affiliates, net of dividends received	—	1
Depreciation and amortization	418	655
Impairment of other long-lived assets	—	53
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(131)	11
Prepaid expenses and other assets	(33)	137
Accounts payable and other current liabilities and deferred revenues	(112)	(129)
Other non-current liabilities	(35)	(37)
Interest payable	32	31
Income taxes	11	(86)
Net cash provided by operating activities	439	662
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(13)	(29)
Proceeds from the sale of subsidiaries and affiliates, net	2,269	13
Additions to property, plant and equipment and other assets	(41)	(26)
Additions to intangible assets	(197)	(319)
Proceeds from the sale of property, plant, equipment and other assets	3	—
Other investing activities	—	(4)
Net cash provided by/(used in) investing activities	2,021	(365)
Financing Activities
Net borrowings under revolving credit facility	—	—
Proceeds from issuances of debt, net of issuance costs	1,231	2,974
Repayment of debt	(3,632)	(1,319)
Cash dividends paid to shareholders	(65)	(64)
Activity from share-based compensation plans	(10)	(6)
Proceeds from employee stock purchase plan	1	3
Finance leases	(34)	(43)
Other financing activities	(10)	(29)
Net cash (used in)/provided by financing activities	(2,519)	1,516
Effect of exchange-rate changes on cash and cash equivalents	(9)	(17)
Net decrease in cash and cash equivalents	(68)	1,796
Cash and cash equivalents at beginning of period	610	454
Cash and cash equivalents at end of period	$542	$2,250
Supplemental Cash Flow Information
Cash paid for income taxes	$96	$128
Cash paid for interest, net of amounts capitalized	$193	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2021

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2021	$32	$4,301	$(567)	$(621)	$(30)	$(99)	$3,016	$194	$3,210
Net income	—	—	100	—	—	—	100	3	103
Currency translation adjustments, net of tax of zero	—	—	—	(18)	—	—	(18)	(2)	(20)
Cash flow hedges, net of tax of $(1)	—	—	—	—	5	—	5	—	5
Unrealized gain on pension liability, net of tax of zero	—	—	—	—	—	3	3	—	3
Dividends to shareholders ($0.06 per share of common stock)............................................................	—	(22)	—	—	—	—	(22)	(3)	(25)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	10	—	—	—	—	10	—	10
Other	—	1	—	—	—	—	1	—	1
Balance, September 30, 2021	$32	$4,289	$(467)	$(639)	$(25)	$(96)	$3,094	$192	$3,286

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2021

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243
Net income	—	—	749	—	—	—	749	8	757
Currency translation adjustments, net of tax of $(1)	—	—	—	(51)	—	—	(51)	(2)	(53)
Cash flow hedges, net of tax of $(6)	—	—	—	—	14	—	14	—	14
Unrealized gain on pension liability, net of tax of $(2)	—	—	—	—	—	8	8	—	8
Other comprehensive income gain on disposition net of tax of $(42)	—	—	—	233	—	141	374	—	374
Dividends to shareholders ($0.06 per share of common stock)............................................................	—	(65)	—	—	—	—	(65)	(9)	(74)
Common stock activity from share-based compensation plans	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation expense	—	26	—	—	—	—	26	—	26
Other	—	(7)	—	—	—	—	(7)	3	(4)
Balance, September 30, 2021	$32	$4,289	$(467)	$(639)	$(25)	$(96)	$3,094	$192	$3,286

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2020	$32	$4,359	$(1,258)	$(859)	$(50)	$(203)	$2,021	$186	$2,207
Net (loss)/income	—	—	7	—	—	—	7	3	10
Currency translation adjustments, net of tax of $5	—	—	—	(2)	—	—	(2)	2	—
Cash flow hedges, net of tax of $(2)	—	—	—	—	6	—	6	—	6
Unrealized gain on pension liability, net of tax of $(1)	—	—	—	—	—	3	3	—	3
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	1	1
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Dividends to shareholders ($0.06 per share of common stock)............................................................	—	(21)	—	—	—	—	(21)	(4)	(25)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	18	—	—	—	—	18	—	18
Balance, September 30, 2020	$32	$4,356	$(1,251)	$(861)	$(44)	$(200)	$2,032	$188	$2,220

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2020

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net (loss)/income	—	—	(41)	—	—	—	(41)	12	(29)
Currency translation adjustments, net of tax of $5	—	—	—	(85)	—	—	(85)	(5)	(90)
Cash flow hedges, net of tax of $10	—	—	—	—	(25)	—	(25)	—	(25)
Unrealized gain on pension liability, net of tax of $(3)	—	—	—	—	—	10	10	—	10
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	1	1
Employee stock purchase plan	—	3	—	—	—	—	3	—	3
Dividends to shareholders	—	(64)	—	—	—	—	(64)	(13)	(77)
Common stock activity from share-based compensation plans	—	(6)	—	—	—	—	(6)	—	(6)
Share-based compensation expense	—	45	—	—	—	—	45	—	45
Balance, September 30, 2020	$32	$4,356	$(1,251)	$(861)	$(44)	$(200)	$2,032	$188	$2,220

The accompanying notes are an integral part of these condensed consolidated financial statements

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, shapes the world’s media and content as a global leader in audience measurement, data and analytics. Through the Company’s understanding of people and their behaviors across all channels and platforms, Nielsen empowers its clients with independent and actionable intelligence so they can connect and engage with their audiences—now and into the future.

Nielsen operates around the world in more than 55 countries, with its registered office located in London, the United Kingdom and its headquarters located in New York, United States.

On March 5, 2021, Nielsen completed the previously announced sale of the Company’s Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by the Company, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”). The Company received net proceeds of $2.4 billion on March 5, 2021, pending final closing adjustments.  During the third quarter of 2021, the Company finalized the closing adjustments resulting in a $10.5 million reduction in net proceeds, and an updated gain of $534 million net of tax, subject to final adjustment within discontinued operations. Proceeds from the sale were primarily utilized for debt repayment. See Note 15 – Discontinued Operations.

The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented. Subsequent to the closing of the Connect Transaction, the Company no longer consolidated the financial results of the Global Connect segment. Our continuing business operates as a single operating segment and a single reportable segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2021 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

The effect of 2,154,386 and 2,900,800 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2021 and 2020, respectively, as such shares would have been anti-dilutive.

The effect of 2,550,964 and 3,213,323 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2021 and 2020, respectively, as such shares would have been anti-dilutive.

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

During the nine months ended September 30, 2021, Nielsen sold $10 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2021 and December 31, 2020, zero and $30 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities for the receivables sold during the period, for which the related costs are not significant. The proceeds of $10 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows. There were no sales of accounts receivable for the three months ended September 30, 2021.

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

Reference Rate Reform-Facilitation of the Effects of Reference Rate Reform on Financial Reporting

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The table below sets forth the Company’s revenue disaggregated by major product offerings and timing of revenue recognition.

(IN MILLIONS) (UNAUDITED)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Nielsen
Audience Measurement	$637	$613	$1,898	$1,831
Outcomes/Content	245	223	708	658
Media	$882	$836	$2,606	$2,489

Timing of revenue recognition
Products transferred at a point in time	$95	$79	$280	$234
Products and services transferred over time	787	757	2,326	2,255
Total	$882	$836	$2,606	$2,489

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	September 30, 2021	December 31, 2020
Contract assets	$110	$94
Contract liabilities	$136	$135

The increase in the contract assets balance during the period was primarily due to $99 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of September 30, 2021, offset by $82 million of contract assets included in the December 31, 2020 balance that were invoiced to our clients and therefore transferred to trade receivables.

The increase in the contract liability balance during the period is primarily due to $119 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period, offset by $115 million of revenue recognized that was included in the December 31, 2020 contract liability balance.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2021, approximately $3.6 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 67% of these remaining performance obligations through December 31, 2022, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of September 30, 2021 and December 31, 2020, the balances of such capitalized costs were $21 million and $3 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. The amortization of these costs for each of the three and nine months ended September 30, 2021 and 2020 was zero. There was no impairment loss recorded in any of the periods presented.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts roll forward incorporating expected credit losses as of September 30, 2021 and December 31, 2020.

(IN MILLIONS)	Balance Beginning of Period	Net Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable
For the nine months ended September 30, 2021	$11	$(3)	$-	$-	$8
Year ended December 31, 2020	$8	$7	$(4)	$-	$11

4. Business Acquisitions

Acquisitions

For the nine months ended September 30, 2021, Nielsen paid cash consideration of $13 million associated with current period acquisitions, net of cash acquired. Had these 2021 acquisitions occurred as of January 1, 2021, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2020, Nielsen paid cash consideration of $3 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on Nielsen’s consolidated results of operations would not have been material.

5. Leases

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and Nielsen recognizes lease expense for these short term leases as incurred over the lease term. ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Nielsen’s lease terms may include options to extend or terminate the lease when it is reasonably certain that Nielsen will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Nielsen uses the rate implicit in the lease for the discount rate when determining the present value of lease payments whenever that rate is readily determinable. If the rate is not readily determinable, Nielsen uses its incremental borrowing rate, which is updated periodically, based on the information available at commencement date. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. Nielsen has lease agreements with lease and non-lease components, which are generally accounted for together.

Nielsen has operating and finance leases for real estate facilities, servers, computer hardware, and other equipment. Nielsen’s leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in millions)	Three Months Ended September 30,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	$9
Interest on lease liabilities	1	2
Total finance lease cost	13	11
Operating lease cost	14	14
Sublease income	(1)	—
Total lease cost	$26	$25

(in millions)	Nine Months Ended September 30,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$32	$29
Interest on lease liabilities	3	5
Total finance lease cost	35	34
Operating lease cost	40	39
Short-term lease cost	1	2
Variable lease costs	1	—
Sublease income	(4)	(1)
Total lease cost	$73	$74

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$155	$161

Other current liabilities	55	50
Operating lease liabilities	139	140
Total operating lease liabilities	$194	$190

Finance leases
Property, plant and equipment, gross	$320	$300
Accumulated depreciation	(212)	(175)
Property, plant and equipment, net	108	125

Other intangible assets, gross	16	11
Accumulated amortization	(15)	(9)
Other intangible assets, net	1	2

Accounts payable and other current liabilities	37	39
Long-term debt and capital lease obligations	43	59
Total finance lease liabilities	$80	$98

	Nine Months Ended September 30,
Other information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(3)	(5)
Operating cash flows from operating leases	(45)	(36)
Financing cash flows from finance leases	(29)	(31)
Right-of-use assets obtained in exchange for new finance lease liabilities	16	18
Right-of-use assets obtained in exchange for new operating lease liabilities	19	15
Weighted-average remaining lease term--finance leases	2 years	4 years
Weighted-average remaining lease term--operating leases	6 years	7 years
Weighted-average discount rate--finance leases	5.13%	5.49%
Weighted-average discount rate--operating leases	2.96%	4.08%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
For October 1, 2021 to December 31, 2021	$16	$12
2022	55	35
2023	41	26
2024	26	9
2025	15	1
2026	11	—
Thereafter	46	—
Total lease payments	210	83
Less imputed interest	(16)	(3)
Total	$194	$80

6. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2021.

(IN MILLIONS)	Nielsen
Balance, December 31, 2020	$5,680
Acquisitions, divestitures and other adjustments	(6)
Effect of foreign currency translation	(15)
Balance, September 30, 2021	$5,659

At September 30, 2021, $28 million of the goodwill is expected to be deductible for income tax purposes.

Goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no indicators of impairment related to goodwill during the nine months ended September 30, 2021. Nielsen will continue to closely evaluate any indicators of future impairments related to goodwill.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2021	2020	2021	2020
Indefinite-lived intangibles:
Trade names and trademarks	$1,833	$1,833	$—	$—
Amortized intangibles:
Trade names and trademarks	128	128	(113)	(110)
Customer-related intangibles	2,564	2,564	(1,666)	(1,580)
Covenants-not-to-compete	26	26	(26)	(26)
Content databases	168	168	(63)	(53)
Computer software	1,523	1,372	(891)	(692)
Patents and other	151	153	(129)	(120)
Total	$4,560	$4,411	$(2,888)	$(2,581)

Other indefinite-lived intangible assets are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Pursuant to the Connect Transaction, Nielsen granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Connect segment.  However, as this indefinite-lived trade name will be retained by Nielsen as part of the Connect Transaction, the trade name is included within continuing operations. During the first quarter of 2021, Nielsen concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect.  The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  Based on our interim impairment assessment as of March 31, 2021, Nielsen concluded that the estimated fair values exceeded their carrying values, thus no impairment was recorded. There were no indicators of impairment during the third quarter of 2021. Nielsen will continue to closely evaluate any indicators of future impairments.

Amortization expense associated with the above intangible assets was $102 million and $114 million for the three months ended September 30, 2021 and 2020, respectively. These amounts included amortization expense associated with computer software of $67 million and $77 million for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense associated with the above intangible assets was $306 million and $342 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts included amortization expense associated with computer software of $199 million and $227 million for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the net book value of purchased software and internally developed software was $10 million and $622 million, respectively.

7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the nine months ended September 30, 2021 and 2020.

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)
Other comprehensive loss before reclassifications	(53)	(1)	—	(54)
Amounts reclassified from accumulated other comprehensive loss	233	15	149	397
Net current period other comprehensive income	180	14	149	343
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	(2)
Net current period other comprehensive income attributable to Nielsen shareholders	182	14	149	345
Balance September 30, 2021	$(639)	$(25)	$(96)	$(760)

	Foreign Currency
	Translation		Post Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive (loss)/income before reclassifications	(90)	(37)	1	(126)
Amounts reclassified from accumulated other comprehensive loss	—	12	9	21
Net current period other comprehensive (loss)/income	(90)	(25)	10	(105)
Net current period other comprehensive loss attributable to noncontrolling interest	(5)	—	—	(5)
Net current period other comprehensive (loss)/income attributable to Nielsen shareholders	(85)	(25)	10	(100)
Balance September 30, 2020	$(861)	$(44)	$(200)	$(1,105)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2021 and 2020, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive (Income)/Loss
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2021	September 30, 2020	Statement of Operations
Cash flow hedges
Interest rate contracts	$7	$7	Interest (income)/expense
	(1)	(2)	(Benefit)/provision for income taxes
	$6	$5	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$3	$4	(a)
	(1)	(1)	(Benefit)/provision for income taxes
	$2	$3	Total, net of tax
Total reclassification for the period	$8	$8	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2021 and 2020, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2021	September 30, 2020	Statement of Operations
Currency Translation Adjustments
Currency translation (gains)/losses on dispositions(1)	$233	$—	Net income/(loss) from discontinued operations
	—	—	Net income/(loss) from discontinued operations
	$233	$—	Total, net of tax
Cash flow hedges
Interest rate contracts	$20	$17	Interest (income)/expense
	(5)	(5)	(Benefit)/provision for income taxes
	$15	$12	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(2)	$11	$12
	(3)	(3)	(Benefit)/provision for income taxes
	$8	$9	Total, net of tax
Unrealized (gains)/losses on pension liability on dispositions(1)	$183	$—	Net income/(loss) from discontinued operations
	(42)	—	Net income/(loss) from discontinued operations
	$141	$—	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$149	$9

Amount Reclassified from
Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2021	September 30, 2020	Statement of Operations
Total reclassification for the period	$397	$21	Net of tax

(1)

The sale of Global Connect resulted in a total reclassification from accumulated other comprehensive income of $374 million, including accumulated currency translation adjustment of $233 million, and unrealized gain on pension liability of $141 million, net of taxes for the nine months ended September 30, 2021.

(2)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

8. Restructuring Activities

Productivity Initiatives

Restructuring charges are primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses, consolidate real estate locations, as well as automation initiatives.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2020	$14
Charges (1)	—
Payments	(11)
Effect of foreign currency translation and other adjustments	(2)
Balance at September 30, 2021	$1

(1)	Excludes charges related to operating lease right-of-use assets of $12 million.

Nielsen recorded $6 million and $12 million in restructuring charges primarily relating to real estate consolidation for the three and nine months ended September 30, 2021, respectively.

Nielsen recorded $9 million and $41 million in restructuring charges for the three and nine months ended September 30, 2020, respectively. These charges mostly represent severance costs related to employee separation packages. The amounts are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.

The $1 million in remaining liabilities for restructuring actions is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2021.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30,
(IN MILLIONS)	2021	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$25	$25	—	—
Investment in mutual funds (2)	2	2	—	—
Warrant (3)	5	—	—	5
Interest rate swap arrangements (4)	—	—	—	—
Total	$32	$27	$—	5
Liabilities:
Interest rate swap arrangements (4)	$32	—	$32	—
Deferred compensation liabilities (5)	25	25	—	—
Total	$57	$25	$32	—

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$24	$24	—	—
Investment in mutual funds (2)	2	2	—	—
Interest rate swap arrangements (4)	—	—	—	—
Total	$26	$26	—	—
Liabilities:
Interest rate swap arrangements (4)	$52	—	$52	—
Deferred compensation liabilities (5)	24	24	—	—
Total	$76	$24	$52	—

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

(3)

The estimated fair value of the Connect Warrant issued March 5, 2021 of $5 million was part of the proceeds related to the sale of the Global Connect segment and included in the net gain on sale of the Global Connect segment. The Connect Warrant is marked-to-market each reporting period with the subsequent change in fair value recorded to other income/(expense), net in the condensed consolidated statement of operations.  The Connect Warrant is reported within other non-current assets within the condensed consolidated balance sheet.  The fair value of the Connect Warrant asset is estimated using a Black-Scholes option-pricing model and had an estimated fair value of $5 million as of September 30, 2021.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions pursuant to which the Company could be declared in default on its derivative obligations if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders. At September 30, 2021, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

During the nine months ended September 30, 2021 and 2020, Nielsen recorded a net loss of $1 million and $3 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in its condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the notional amount of the outstanding foreign currency derivative financial instruments were $27 million and $68 million, respectively.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/(loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

As of September 30, 2021, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount (In Millions)	Maturity Date

$250	October 2021
$250	July 2022
$150	April 2023
$250	May 2023
$250	June 2023
$150	July 2023

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 respectively is as follows:

	Interest Expense		Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2021	2020	2021	2020
Interest expense, net (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$68	$82	$217	$247
Amount of gain/(loss) reclassified from accumulated other comprehensive income into income, net of tax	$(6)	$(5)	$(15)	$(12)
Amount of loss reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring, net of tax	$—	$—	$—	$—

          For the nine months ended September 30, 2020, interest expense, net, includes $1 million of interest income in the Company’s condensed consolidated statement of operations. There was no interest income for any other periods presented.

Nielsen expects to recognize approximately $21 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
Derivatives Designated as Hedging Instruments	Prepaid Expense			Prepaid Expense		Other
	and Other Current	Other Current	Other Non-Current	Other Current	Other Current	Non-Current
(IN MILLIONS)	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Interest rate swaps	$—	$5	$27	$—	$4	$48

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2021 and 2020 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2021	2020		2021	2020
Interest rate swaps	$1	$(1)	Interest expense	$7	$7

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2021 and 2020 was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income	Nine Months Ended
Hedging Relationships	September 30,		(Effective Portion)	September 30,
(IN MILLIONS)	2021	2020		2021	2020
Interest rate swaps	$—	$52	Interest expense	$20	$17

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2021.

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2021.

Annual maturities of Nielsen’s long-term debt are as follows:

	September 30, 2021			December 31, 2020
	Weighted			Weighted
(IN MILLIONS)	Interest	Carrying	Fair	Interest	Carrying	Fair
Senior secured term loans	Rate	Amount	Value	Rate	Amount	Value
$1,125 (LIBOR based variable rate of 1.83%) due 2023		$742	$742		$754	$752
$2,303 (LIBOR based variable rate of 2.08%) due 2023		1,600	1,600		1,603	1,602
€545 (Euro LIBOR based variable rate of 2.50%) due 2023		—	—		251	250
€660 (Euro LIBOR based variable rate of 3.75%) due 2025		—	—		639	654
$550 (LIBOR based variable rate of 4.75%) due 2025		—	—		419	434
$850 Senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2023		—	—		—	—
Total (with weighted-average interest rate)	2.13%	2,342	2,342	3.01%	3,666	3,692
Senior debenture loans
$425 5.500% due 2021		—	—		150	151
$825 5.000% due 2022		—	—		824	828
$500 5.000% due 2025		498	511		498	514
$1,000 5.625% due 2028		986	1,035		985	1,088
$750 5.875% due 2030		740	788		739	846
$625 4.500% due 2029		616	609		—	—
$625 4.750% due 2031		616	607		—	—
Total (with weighted-average interest rate)	5.52%	3,456	3,550	5.69%	3,196	3,427
Total long-term debt	4.16%	5,798	5,892	4.26%	6,862	7,119
Finance lease and other financing obligations		80			98
Total debt and other financing arrangements		5,878			6,960
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings		37			276
Non-current portion of long-term debt and finance lease and other financing obligations		$5,841			$6,684

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

On October 31, 2020, Nielsen entered into the Stock Purchase Agreement to sell its Global Connect business to affiliates of Purchaser, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Connect Warrant. The Connect Transaction was approved by the requisite vote of Nielsen’s shareholders. The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, after final closing adjustments. Proceeds from the sale were primarily utilized for debt repayment.

On March 16, 2021, Nielsen completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the senior secured term loans due 2025. The partial prepayment resulted in aggregate principal amounts of 2023 and 2025 senior secured term loans remaining outstanding of approximately $2.6 billion and $1 billion, respectively. Nielsen redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21, 2021 and redeemed $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10, 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

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

For the nine months ended September 30, 2020, interest expense, net, includes $1 million of interest income in the Company’s condensed consolidated statement of operations. There was no interest income for any other periods presented.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2021 to December 31, 2021	$—
2022	—
2023	2,342
2024	—
2025	498
2026	—
Thereafter	2,958
$5,798

11. Shareholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2021
Actual number of shares of common stock outstanding
Beginning of period	357,644,935
Shares of common stock issued through compensation plans	1,249,251
Employee benefit trust activity	33,256
End of period	358,927,442

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. The following table represents the cash dividends declared by the Board and paid to shareholders for year ended December 31, 2020 and the nine months ended September 30, 2021, respectively

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06
February 4, 2021	March 4, 2021	March 18, 2021	$0.06
April 22, 2021	June 3, 2021	June 17, 2021	$0.06
July 15, 2021	August 19, 2021	September 2, 2021	$0.06

On October 14, 2021, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on December 2, 2021 to shareholders of record at the close of business on November 18, 2021.

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

As of September 30, 2021, there were 39,426,521 shares of the Company’s common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases during the nine months ended September 30, 2021.

12. Income Taxes

The effective tax rates before discrete tax items for the three months ended September 30, 2021 and 2020 were 27% ($41 million tax expense) and 24% ($34 million tax expense), respectively. The tax rate for the three months ended September 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the three months ended September 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns offset by the reversal of valuation allowances related to certain loss carryforwards. The effective tax rates including discrete items were 22% ($33 million tax expense) and 27% ($38 million tax expense), respectively.

The effective tax rates before discrete tax items for the nine months ended September 30, 2021 and 2020 were 27% ($119 million tax expense) and 21% ($55 million tax expense), respectively. The tax rate for the nine months ended September 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the nine months ended September 30, 2020 was lower than the statutory rate as a result of the reversal of valuation allowances related to certain loss carryforwards offset by the impact of tax rate differences in other jurisdictions where the Company files tax returns. The effective tax rates including discrete items were 29% ($129 million tax expense) and 27% ($72 million tax expense), respectively.

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

13. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. Discovery is ongoing. In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information.  An amended complaint was filed on May 7, 2021, which Nielsen moved to dismiss on July 16, 2021.  By agreement dated September 8, 2021, the action was stayed for a period of 90 days.  Nielsen intends to defend these lawsuits vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to these actions and that their resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

In July 2019, Nielsen amended its Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduced the amount of services Nielsen committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.4 billion, including a commitment to purchase at least $184 million in services per year from 2021 through 2024, and $138 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). As of December 31, 2020, the aggregate TCS commitment was approximately $875 million.  In September 2021, it was agreed with TCS that Nielsen’s remaining Minimum Commitment, after giving effect to the sale of Global Connect, was $90 million (“Remaining Minimum Commitment”). It was also agreed that the remaining Annual Commitment for services would be $45 million in 2021 and $17 million per year from 2022 through 2025 (“Remaining Annual Commitment”).  Upon satisfaction of the Remaining Minimum Commitment, the Remaining Annual Commitment no longer applies.  TCS’s charges under existing and future statements of work (“SOWs”) pursuant to the MSA will continue to be credited against the Remaining Minimum Commitment and the Remaining Annual Commitment and the occurrence of certain events, some of which also provide Nielsen with the right to terminate the Agreement or SOWs, as applicable, will continue to be available to reduce the Remaining Minimum Commitment and Remaining Annual Commitment amounts as they occur.  As of September 30, 2021, the Remaining Minimum Commitment was approximately $13 million.

14. Segments

As discussed in Note 15 – Discontinued Operations, the Global Connect segment has been classified as discontinued operations beginning with the first quarter of 2021.  The Company evaluated segment reporting in accordance with ASC 280 “Segment Reporting” and beginning with the first quarter of 2021, the Company concluded that it operates as a single operating segment and a single reportable segment consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics. Nielsen aligns its operating segment in order to conform to management’s internal reporting structure. Nielsen operates as a complete unit - from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. The reporting structure of Nielsen is and has historically been centralized under one Chief Operating Decision Maker (“CODM”), who evaluates Nielsen’s operating financial results to assess its performance.

Business Segment Information

(IN MILLIONS)	Three Months Ended September 30,
	2021	2020
Revenues	$882	$836
Operating income	222	222
Depreciation and amortization	129	140
Impairment of other long-lived assets	—	8
Restructuring charges	6	9
Share-based compensation expense	10	10
Dis-synergy costs(1)	—	(18)
Other items(2)	15	3
Business segment income(3)	$382	$374

Total Assets:
Total assets as of September 30, 2021	$11,169
Total assets as of December 31, 2020	$11,146

(IN MILLIONS)	Nine Months Ended September 30,
	2021	2020
Revenues	$2,606	$2,489
Operating income	694	518
Depreciation and amortization	382	423
Impairment of other long-lived assets	—	49
Restructuring charges	12	41
Share-based compensation expense	26	30
Dis-synergy costs(1)	—	(53)
Other items(2)	26	23
Business segment income(3)	$1,140	$1,031

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)

Other Items primarily consists of business optimization costs and transaction related costs for the three and nine months ended September 30, 2021. Other Items primarily consists of business optimization costs and transaction related costs for the three and nine months ended September 30, 2020, as well as strategic review costs for the nine months ended September 30, 2020.

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

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, pending final closing adjustments.  During the third quarter of 2021, the Company finalized the closing adjustments resulting in a $10.5 million reduction in net proceeds, and an updated gain of $534 million net of tax, subject to final adjustment within discontinued operations.  Proceeds from the sale were primarily utilized for debt repayment.

On March 16, 2021, Nielsen completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the senior secured term loans due 2025. The partial prepayment resulted in aggregate principal amount of 2023 and 2025 senior secured term loans remaining outstanding of approximately $2.6 billion and $1 billion, respectively. Nielsen redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21, 2021 and redeemed $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10, 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

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

The following table summarizes the major classes of line items constituting net income from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020	2021	2020
Operations
Revenues	$—	$727	$452	$2,129
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	373	264	1,132
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	284	229	875
Depreciation and amortization	—	77	36	232
Impairment of goodwill and other long-lived assets	—	—	—	4
Restructuring charges	—	41	6	104
Operating loss	—	(48)	(83)	(218)
Other income and expenses(1)	(9)	(13)	(32)	(35)
(Loss)/income from discontinued operations before income taxes	(9)	(61)	(115)	(253)
(Provision)/benefit for income taxes	—	(31)	21	30
Net loss from discontinued operations	$(9)	$(92)	$(94)	$(223)
Disposal
(Loss)/gain on disposal before income taxes (2)	$(8)	$—	$371	$—
Benefit for income taxes	—	—	163	—
(Loss)/gain on disposal, net of taxes	(8)	—	534	—
Net (loss)/income from discontinued operations	(17)	(92)	440	(223)
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	1
Net (loss)/income from discontinued operations attributable to Nielsen shareholders	$(17)	$(92)	$440	$(224)

(1)

During the three months ended September 30, 2021, the Company recorded a charge of $9 million under the tax indemnification arrangement with Purchaser discussed below.  The Company’s Sixth Amended and Restated Credit Agreement entered into in July 2020 and the Credit Agreement entered into in June 2020, as amended by Amendment No. 1 thereto in July 2020, required $1.3 billion of senior secured term loans to be repaid pursuant to the debt covenants that triggered as a result of the Connect Transaction.  As such, the Company elected to allocate interest expense to discontinued operations of $10 million for the three months ended September 30, 2020 and $8 million and $28 for the nine months ended September 30, 2021 and 2020, respectively.

(2)	During the three months ended September 30, 2021, the Company recorded a charge of $8 million after finalizing the closing adjustments as part of the Connect Transaction.

The Company has incurred $162 million in separation costs related to the sale of Global Connect, of which $37 million and $91 million are reflected in the Company’s condensed consolidated statement of operations as discontinued operations for the nine months ended September 30, 2021 and 2020, respectively. These costs are comprised primarily of professional fees (e.g., legal, banking and accounting), as well as other items that are incremental and one-time in nature that are related to the sale of Global Connect.

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

As of September 30, 2021, the condensed consolidated balance sheet included $36 million of an estimated receivable from Purchaser within prepaid expenses and other current assets as well as $17 million within accounts payable and other current liabilities and $27 million within other non-current liabilities for estimated liabilities to affiliates of Purchaser. These represent estimated receivables from and payables to affiliates of Purchaser under tax indemnification arrangements for certain liabilities to various taxing authorities that will be settled in future periods.

The following table provides operating and investing cash flows for Nielsen’s discontinued operations (in millions):

	September 30,	September 30,
(IN MILLIONS)	2021	2020
	(Unaudited)	(Unaudited)
Net cash flows provided by/(used in) operating activities(1)	$(240)	$23
Net cash flows provided by/(used in) investing activities	(26)	(162)

(1)

The three month period ended September 30, 2021 included $3 million of payments for separation costs related to the sale of Global Connect and $4 million of net payments under the tax indemnification arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (“we,” “the Company” or “Nielsen”) for the year ended December 31, 2020 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 25, 2021, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report includes information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements may be identified by words such as “will,” “intend,” “expect,” “anticipate,” “should,” “could,” and similar expressions. These statements are subject to risks and uncertainties, and actual results and events could differ materially from what presently is expected. Factors leading thereto may include, without limitation, the risks related to the COVID-19 pandemic on the global economy and financial markets, the uncertainties relating to the impact of the COVID-19 pandemic on Nielsen’s business, the final calculation of the gain on the sale with respect to our Global Connect business, which is currently pending finalization of income tax expense, the failure of our new business strategy in accomplishing our objectives, conditions in the markets Nielsen is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting Nielsen’s business and other specific risk factors set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2020 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report.

Background and Executive Summary

We shape the world’s media and content as a global leader in audience measurement, data and analytics. Through our understanding of people and their behaviors across all channels and platforms, we empower our clients with independent and actionable intelligence so they can connect and engage with their audiences—now and into the future. We operate around the world in more than 55 countries.

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

Sale of our Global Connect Business

On March 5, 2021, we completed the previously announced sale of our Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by us, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”). The Company received net proceeds of $2.4 billion on March 5, 2021, pending final closing adjustments.  During the third quarter of 2021, the Company finalized the closing adjustments resulting in a $10.5 million reduction in net proceeds, and an updated gain of $534 million net of tax, subject to final adjustment within discontinued operations.  Proceeds from the sale were primarily utilized for debt repayment.

The gain on the sale of our Global Connect business is pending finalization of income tax expense. Since this amount has been determined based on estimates, the final net gain on the sale transaction may differ materially from the amount presented herein. Any change from the amount currently presented would be reflected as a revision in a future quarterly period.

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

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Core to managing these key risk areas is our commitment to data privacy and security as it drives our ability to deliver quality insights for our clients in line with evolving regulatory requirements and governing standards across all the geographies and industries in which we operate. Our operating footprint across nearly 55 countries requires disciplined global and local resource management of internal and third-party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

COVID-19

         We experienced an improvement in our business, particularly our short-cycle revenue and our sports business, in the third quarter of 2021 as compared to the third quarter of 2020, due to a recovery from the COVID-19 pandemic.

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

There were no indicators of impairment related to goodwill during the nine months end September 30, 2021. Nielsen will continue to closely evaluate any indicators of future impairments related to goodwill.

Other indefinite-lived intangible assets are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Pursuant to the Connect Transaction, we granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Connect segment.  However, as this indefinite-lived trade name will be retained by us as part of the Connect Transaction, the trade name is included within continuing operations. During the first quarter of 2021, we concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect.  The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  Based on our interim impairment assessment as of March 31, 2021, Nielsen concluded that the estimated fair values exceeded their carrying values, thus no impairment was recorded. There were no indicators of impairment during the third quarter of 2021.  Nielsen will continue to closely evaluate and report on any indicators of future impairments.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Acquisitions

For the nine months ended September 30, 2021, we paid cash consideration of $13 million associated with current period acquisitions, net of cash acquired. Had these 2021 acquisitions occurred as of January 1, 2021, the impact on our consolidated results of operations would not have been material.

For the nine months ended September 30, 2020, we paid cash consideration of $3 million associated with current period acquisitions, net of cash acquired. Had these 2020 acquisitions occurred as of January 1, 2020, the impact on our consolidated results of operations would not have been material.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates while revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.20 to €1.00 and $1.12 to €1.00 for the nine months ended September 30, 2021 and 2020, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

During the nine months ended September 30, 2021, we sold $10 million of accounts receivable to third parties and recorded an immaterial loss on the sale to interest expense, net in the condensed consolidated statement of operations. As of September 30, 2021 and December 31, 2020, zero and $30 million of previously sold receivables, respectively, remained outstanding. The sales were accounted for as true sales, without recourse. We maintain servicing responsibilities for the receivables sold during the period, for which the related costs are not significant. The proceeds of $10 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the condensed consolidated statement of cash flows. For the three months ended September 30, 2021, there were no sales of accounts receivables.

Results of Operations – Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2021	2020
Revenues	$882	$836
Cost of revenues, exclusive of depreciation and amortization shown separately below	307	290
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	218	167
Depreciation and amortization	129	140
Impairment of other long-lived assets	—	8
Restructuring charges	6	9
Operating income	222	222
Interest expense, net	(68)	(82)
Foreign currency exchange transaction (losses)/gains, net	(1)	9
Other expense, net	(1)	(9)
Income from continuing operations before income taxes and equity in net income of affiliates	152	140
Provision for income taxes	(33)	(38)
Equity in net income of affiliates	1	—
Net income	120	102
Discontinued operations, net of taxes	(17)	(92)
Net income	103	10
Net income attributable to noncontrolling interests	3	3
Net income attributable to Nielsen shareholders	$100	$7

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

Other items: To measure operating performance, we exclude certain expenses and gains that arise outside the ordinary course of our continuing operations. Such costs primarily include legal settlements and related fees, acquisition related expenses, business optimization costs and other transaction costs. We believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(IN MILLIONS)	2021	2020
Net income from continuing operations	$120	$102
Less: Net income attributable to noncontrolling interests	3	3
Net income from continuing operations attributable to Nielsen shareholders	117	99
Interest expense, net	68	82
Provision for income taxes	33	38
Depreciation and amortization	129	140
EBITDA	347	359
Equity in net income of affiliates	(1)	—
Other non-operating expense, net	5	3
Restructuring charges	6	9
Impairment of other long-lived assets	—	8
Share-based compensation expense	10	10
Dis-synergy costs(1)	—	(18)
Other items(2)	15	3
Adjusted EBITDA	$382	$374

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)	Other Items primarily consists of business optimization costs and transaction related costs for the three months ended September 30, 2021 and 2020.

Consolidated Results for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

Revenues increased 5.5% to $882 million for the three months ended September 30, 2021 from $836 million for the three months ended September 30, 2020, or an increase of 5.1% on a constant currency basis. Refer to the “Business Segment Results for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.9% to $307 million for the three months ended September 30, 2021 from $290 million for the three months ended September 30, 2020, or an increase of 5.5% on a constant currency basis. Cost of revenues increased primarily related to the higher revenue performance discussed above, the impact of our investments and higher spending on product portfolio management initiatives, partially offset by the impact of our broad-based optimization plan during 2020.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 30.5% to $218 million for the three months ended September 30, 2021 from $167 million for the three months ended September 30, 2020, or an increase of 29.8% on a constant currency basis. The increase in costs was primarily due to the return of the temporary costs savings realized in 2020 in response to the COVID-19 pandemic and our increased costs to operate as a standalone company without the Global Connect business, partially offset by the impact of our broad-based optimization plan during 2020.

Depreciation and Amortization

Depreciation and amortization expense was $129 million for the three months ended September 30, 2021, as compared to $140 million for the three months ended September 30, 2020. This decrease was primarily due to certain assets becoming fully amortized, lower capital expenditures during the period, and the decrease in depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $37 million for the three months ended September 30, 2021, as compared to $42 million for the three months ended September 30, 2020.

Impairment of other long-lived assets

          There were no impairment charges for the three months ended September 30, 2021.

          We recorded a non-cash charge of $8 million for the impairment of other long-lived assets for the three months ended September 30, 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses.

Restructuring Charges

We recorded $6 million in restructuring charges for the three months ended September 30, 2021. These charges primarily related to real estate consolidation.

We recorded $9 million in restructuring charges for the three months ended September 30, 2020. These charges primarily related to employee severance costs associated with the broad-based optimization plan during 2020 to drive permanent costs savings and operational efficiencies, as well as position the Company for greater profitability and growth.

Operating Income

Operating income for the three months ended September 30, 2021 was $222 million, as compared to $222 million for the three months ended September 30, 2020. Refer to the “Business Segment Results for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020” section for further discussion of our operating income.

Interest Expense, net

Interest expense, net was $68 million for the three months ended September 30, 2021, as compared to $82 million for the three months ended September 30, 2020. This decrease was primarily due to lower senior secured term loan balances for the three months ended September 30, 2021.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.18 to €1.00 for the three months ended September 30, 2021 as compared to $1.17 to €1.00 for the three months ended September 30, 2020.

We realized net losses of $1 million and net gains of $9 million for the three months ended September 30, 2021 and 2020, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $1 million for the three months ended September 30, 2021, was primarily related to certain non-service related pension costs.

Other expense, net of $9 million for the three months ended September 30, 2020, was primarily related to certain costs incurred in connection with our debt refinancing, as well as the write-off of certain previously deferred financing fees in conjunction with the refinancing, a loss from business disposition and certain non-service related pension costs.

Income Taxes

The effective tax rates before discrete tax items for the three months ended September 30, 2021 and 2020 were 27% ($41 million tax expense) and 24% ($34 million tax expense), respectively. The tax rate for the three months ended September 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the three months ended

September 30, 2020 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns offset by the reversal of valuation allowances related to certain loss carryforwards. The effective tax rates including discrete items were 22% ($33 million tax expense) and 27% ($38 million tax expense), respectively.

The estimated liability for unrecognized tax benefits as of December 31, 2020 was $128 million. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Adjusted EBITDA

Adjusted EBITDA increased 2.1% to $382 million for the three months ended September 30, 2021 from $374 million for the three months ended September 30, 2020, or an increase of 1.9% on a constant currency basis. See “Results of Operations – Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020” for the reconciliation of net income/(loss) to Adjusted EBITDA.

Business Segment Results for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	% Variance 2021 vs. 2020 Reported	Three Months Ended September 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Audience Measurement	$637	613	3.9%	$614	3.7%
Outcomes / Content	245	223	9.9%	225	8.9%
Total	$882	$836	5.5%	$839	5.1%

Revenues

Revenues increased 5.5% to $882 million for the three months ended September 30, 2021 from $836 million for the three months ended September 30, 2020, or an increase of 5.1% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 3.9%, or an increase of 3.7% on a constant currency basis, with overall solid growth, with national and digital measurement products showing strength, and growth in local products. Outcomes / Content revenues increased 9.9%, or an increase of 8.9% on a constant currency basis, driven in part by improving trends in short-cycle revenues, solid growth in Content, and recovery in the Sports business.

Business Segment Profitability

We do not allocate items below operating income/(loss) to our business segment and therefore the tables below set forth a reconciliation of operating income/(loss) at the business segment level for the three months ended September 30, 2021 and 2020, adjusting for certain items affecting operating income/(loss), such as restructuring charges, depreciation and amortization, impairment of goodwill and other long-lived assets, share-based compensation expense and certain other items described below resulting in a presentation of our non-GAAP business segment profitability. Non-GAAP business segment profitability provides useful supplemental information to management and investors regarding financial and business trends related to our results of operations. When this non-GAAP financial information is viewed with our GAAP financial information, investors are provided with a meaningful understanding of our ongoing operating performance. It is important to note that the non-GAAP business segment profitability corresponds in total to our consolidated Adjusted EBITDA described within our consolidated results of operations above, which our chief operating decision maker and other members of management use to measure our performance from period to period to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. These non-GAAP measures should not be considered as an alternative to net income/(loss), operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. These non-GAAP measures may differ from similarly-titled measures used by others and have important limitations as analytical tools. Accordingly, they should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(IN MILLIONS)	Three Months Ended September 30,
	2021	2020
Operating income	$222	$222
Depreciation and amortization	129	140
Impairment of other long-lived assets	—	8
Restructuring charges	6	9
Share-based compensation expense	10	10
Dis-synergy costs(1)	—	(18)
Other items(2)	15	3
Non-GAAP Business segment income	$382	$374

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)	Other Items primarily consists of business optimization costs and transaction related costs for the three months ended September 30, 2021 and 2020.

(IN MILLIONS)	Three Months Ended September 30, 2021 Reported	Three Months Ended September 30, 2020 Reported	% Variance 2021 vs. 2020 Reported	Three Months Ended September 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Total Nielsen	$382	$374	2.1%	$375	1.9%

Nielsen Profitability

Operating income was $222 million for each of the three months ended September 30, 2021 and 2020. This result was primarily due to the revenue performance discussed above, lower restructuring charges and depreciation and amortization expense for the three months ended September 30, 2021, as well as an impairment charge for the three months ended September 30, 2020, offset by the return of the temporary costs savings realized in 2020 in response to the COVID-19 pandemic and our increased costs to operate as a standalone company without the Global Connect business. Non-GAAP business segment income increased 1.9% on a constant currency basis.

Discontinued Operations

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, pending final closing adjustments.  During the third quarter of 2021, the Company finalized the closing adjustments resulting in a $10.5 million reduction in net proceeds, and an updated gain of $534 million net of tax, subject to final adjustment within discontinued

operations.  Proceeds from the sale were primarily utilized for debt repayment.  The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented.

Net loss from discontinued operations from Global Connect for the three months ended September 30, 2021 was $17 million as compared to net loss of $92 million for the three months ended September 30, 2020.  The decrease is driven by the prior period including the results of operations of Global Connect prior to completion of the sale in the first quarter of 2021.  See Note 15 – Discontinued Operations for further detail.

Results of Operations – Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2021	2020
Revenues	$2,606	$2,489
Cost of revenues, exclusive of depreciation and amortization shown separately below	876	916
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	642	542
Depreciation and amortization	382	423
Impairment of other long-lived assets	—	49
Restructuring charges	12	41
Operating income	694	518
Interest expense, net	(217)	(247)
Foreign currency exchange transaction losses/(gains), net	(5)	10
Other expense, net	(27)	(15)
Income from continuing operations before income taxes and equity in net income of affiliates	445	266
Provision for income taxes	(129)	(72)
Equity in net income of affiliates	1	—
Net income	317	194
Discontinued operations, net of taxes	440	(223)
Net income/(loss)	757	(29)
Net income attributable to noncontrolling interests	8	12
Net income/(loss) attributable to Nielsen shareholders	$749	$(41)

Net Income/(Loss) to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income/(loss) to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(IN MILLIONS)	2021	2020
Net income from continuing operations	$317	$194
Less: Net income attributable to noncontrolling interests from continuing operations	8	11
Net income from continuing operations attributable to Nielsen shareholders	309	183
Interest expense, net	217	247
Provision for income taxes	129	72
Depreciation and amortization	382	423
EBITDA	1,037	925
Equity in net income of affiliates	(1)	—
Other non-operating expense, net	40	16
Restructuring charges	12	41
Impairment of other long-lived assets	—	49
Share-based compensation expense	26	30
Dis-synergy costs(1)	—	(53)
Other items(2)	26	23
Adjusted EBITDA	$1,140	$1,031

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)

Other Items primarily consists of business optimization costs and transaction related costs for the nine months ended September 30, 2021. Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the nine months ended September 30, 2020.

Consolidated Results for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues

Revenues increased 4.7% to $2,606 million for the nine months ended September 30, 2021 from $2,489 million for the nine months ended September 30, 2020, or an increase of 3.6% on a constant currency basis. Refer to the “Business Segment Results for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020” section for further discussion of our revenue performance.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 4.4% to $876 million for the nine months ended September 30, 2021 from $916 million for the nine months ended September 30, 2020, or a decrease of 5.4% on a constant currency basis. The decrease in costs were primarily from the impact of our broad-based optimization plan during 2020 and other productivity initiatives and temporary actions taken in response to the COVID-19 pandemic, partially offset by our continued investments in our products and services.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 18.5% to $642 million for the nine months ended September 30, 2021 from $542 million for the nine months ended September 30, 2020, or an increase of 16.1% on a constant currency basis. The increase in costs were primarily due to our increased costs to operate as a standalone company without the Global Connect business and continued investments in our products and services, partially offset by the impact of our broad-based optimization plan during 2020 and other productivity initiatives, as well as the impact of temporary actions taken in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $382 million for the nine months ended September 30, 2021 as compared to $423 million for the nine months ended September 30, 2020. This decrease was primarily due to certain assets becoming fully amortized, lower capital expenditures during the period, and the decrease in depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations was $115 million for the nine months ended September 30, 2021 as compared to $125 million for the nine months ended September 30, 2020.

Impairment of goodwill and other long-lived assets

        There were no impairment charges for the nine months ended September 30, 2021.

         We recorded a non-cash charge of $49 million for the impairment of other long-lived assets for the nine months ended September 30, 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses.

Restructuring Charges

We recorded $12 million in restructuring charges for the nine months ended September 30, 2021. These charges primarily related to real estate consolidation.

We recorded $41 million in restructuring charges for the nine months ended September 30, 2020.  These charges primarily related to employee severance costs associated with the broad-based optimization plan during 2020 to drive permanent costs savings and operational efficiencies, as well as position the Company for greater profitability and growth.

Operating Income

Operating income for the nine months ended September 30, 2021 was $694 million as compared to $518 million for the nine months ended September 30, 2020. Refer to the “Business Segment Results for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020” section for further discussion of our operating income.

Interest Expense, net

Interest expense, net was $217 million for the nine months ended September 30, 2021 as compared to $247 million for the nine months ended September 30, 2020. This decrease was primarily due to lower senior secured term loan and debenture loan balances as well as lower USD LIBOR on the unhedged position of senior secured term loans, for the nine months ended September 30, 2021.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, primarily represent the net loss on revaluation of intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, primarily the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.20 to €1.00 for the nine months ended September 30, 2021 as compared to $1.12 to €1.00 for the nine months ended September 30, 2020.

We realized net losses of $5 million and net gains of $10 million for the nine months ended September 30, 2021 and 2020, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $27 million for the nine months ended September 30, 2021, was primarily related to the write-off of certain previously capitalized deferred financing fees in conjunction with the May 2021 debt refinancing and a loss from a business disposition.

Other expense, net of $15 million for the nine months ended September 30, 2020, was primarily related to a loss from businesses classified as held for sale and the write-off of certain previously capitalized deferred financing fees in conjunction with the June 2020 debt refinancing.

Income Taxes

The effective tax rates before discrete tax items for the nine months ended September 30, 2021 and 2020 were 27% ($119 million tax expense) and 21% ($55 million tax expense), respectively. The tax rate for the nine months ended September 30, 2021 was higher than the statutory rate as a result of the impact of tax rate differences in other jurisdictions where we file tax returns and state taxes, offset by the reversal of valuation allowances related to certain loss carryforwards. The tax rate for the nine months ended September 30, 2020 was lower than the statutory rate as a result of the reversal of valuation allowances related to certain loss carryforwards offset by the impact of tax rate differences in other jurisdictions where we file tax returns. The effective tax rates including discrete items were 29% ($129 million tax expense) and 27% ($72 million tax expense), respectively.

Adjusted EBITDA

Adjusted EBITDA increased 10.6% to $1,140 million for the nine months ended September 30, 2021 from $1,031 million for the nine months ended September 30, 2020, an increase of 10.0% on a constant currency basis. See “Results of Operations – Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020” for the reconciliation of net income to Adjusted EBITDA.

Business Segment Results for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	% Variance 2021 vs. 2020 Reported	Nine Months Ended September 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Audience Measurement	$1,898	$1,831	3.7%	$1,843	3.0%
Outcomes / Content	708	658	7.6%	672	5.4%
Total	$2,606	$2,489	4.7%	$2,515	3.6%

Revenues

Revenues increased 4.7% to $2,606 million for the nine months ended September 30, 2021 from $2,489 million for the nine months ended September 30, 2020 or an increase of 3.6% on a constant currency basis. Revenue growth was primarily driven by growth in Audience Measurement, which increased 3.7%, or an increase of 3.0% on a constant currency basis, with overall solid growth, with national and digital measurement products showing strength. Outcomes / Content revenues increased 7.6%, or an increase of 5.4% on a constant currency basis, driven in part by improving trends in short-cycle revenues, solid growth in Content, and recovery in the Sports business.

Business Segment Profitability

(IN MILLIONS)	Nine Months Ended September 30,
	2021	2020
Operating income	$694	$518
Depreciation and amortization	382	423
Impairment of other long-lived assets	—	49
Restructuring charges	12	41
Share-based compensation expense	26	30
Dis-synergy costs(1)	—	(53)
Other items(2)	26	23
Non-GAAP Business segment income	$1,140	$1,031

(1)	Costs to stand-up Nielsen as a standalone company including incremental Real Estate, IT/Infrastructure, Transition Services Agreements (TSAs) and Commercial Arrangements.
(2)

Other Items primarily consists of business optimization costs and transaction related costs for the nine months ended September 30, 2021. Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the nine months ended September 30, 2020.

(IN MILLIONS)	Nine Months Ended September 30, 2021 Reported	Nine Months Ended September 30, 2020 Reported	% Variance 2021 vs. 2020 Reported	Nine Months Ended September 30, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Non-GAAP Business Segment Income/(Loss)
Total Nielsen	$1,140	$1,031	10.6%	$1,036	10.0%

Nielsen Profitability

          Operating income was $694 million for the nine months ended September 30, 2021 as compared to $518 million for the nine months ended September 30, 2020. The increase was primarily due to the revenue performance discussed above, temporary actions taken in response to the COVID-19 pandemic, the benefit of permanent cost actions from the optimization plan, lower depreciation and amortization expense and lower restructuring charges for the nine months ended September 30, 2021, as well as the impairment charge recorded during the nine months ended September 30 2020, partially offset by our increased costs to operate as a standalone company without the Global Connect business. Non-GAAP business segment income increased 10.0% on a constant currency basis.

Discontinued Operations

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments.  During the third quarter of 2021, the Company finalized the closing adjustments resulting in a $10.5 million reduction in net proceeds, and an updated gain of $534 million net of tax, subject to final adjustment within discontinued operations.  Proceeds from the sale were primarily utilized for debt repayment.  The results of operations of the Global Connect segment have been classified as discontinued operations for all periods presented.

Net income/(loss) from discontinued operations from Global Connect for the nine months ended September 30, 2021 was $440 million as compared to $(223) million for the nine months ended September 30, 2020. The increase is primarily due to the gain on sale of $534 million recorded during the nine months ended September 30, 2021. See Note 15 – Discontinued Operations for further detail.

Liquidity and Capital Resources

Overview

Consolidated cash flows from operations were $439 million for the nine months ended September 30, 2021 (including Global Connect through the Transaction close date), as compared to $662 million for the nine months ended September 30, 2020, a decrease of $223 million, primarily due to working capital timing and higher separation related cash costs, partially offset by the Adjusted

EBITDA performance discussed above, lower interest payments, lower employee annual incentive payments, and lower income tax payments.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2021 and 2020:

(IN MILLIONS)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net cash from operating activities	$439	$662
Cash and cash equivalents	$542	$2,250
Availability under revolving credit facility	$838	$833

Of the $542 million in cash and cash equivalents as of September 30, 2021, approximately $226 million was held in jurisdictions outside the United States and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We regularly review the amount of cash and cash equivalents held outside of the United States to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

Cash and cash equivalents as of September 30, 2020 included the proceeds from the 2028 and 2030 Senior debenture loans that were utilized in October 2020 for the $275 million partial redemption of the 5.500% 2021 Senior debenture loans and $1,475 million partial redemption of the 5.000% 2022 Senior debenture loans plus accrued and unpaid interest thereon to, but excluding, the partial redemption date.

The below table illustrates our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Weighted average interest rate	4.16%	4.25%
Cash paid for interest, net of amounts capitalized (in millions)	$193	$246

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

On October 31, 2020, we entered into the Stock Purchase Agreement to sell our Global Connect business to affiliates of Purchaser, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Connect Warrant. The Connect Transaction was approved by the requisite vote of our shareholders. The Connect Transaction closed on March 5, 2021. We received net proceeds of $2.4 billion on March 5, 2021, after final closing adjustments. Proceeds from the sale were primarily utilized for debt repayment.

On March 16, 2021, we completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the senior secured term loans due 2025. The partial prepayment resulted in aggregate principal amounts of 2023 and 2025 senior secured term loans remaining outstanding of approximately $2.6 billion and $1 billion, respectively. We redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21, 2021 and called for redemption of $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10, 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above could cause us to default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of September 30, 2021, we were in full compliance with the financial covenant described above.

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

The senior secured revolving credit facility is provided under the Amended Credit Agreement and so contains covenants and restrictions consistent with the Amended Credit Agreement. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Amended Credit Agreement.

As of September 30, 2021 and 2020, we had zero borrowings outstanding and had outstanding letters of credit of $12 million and $17 million, respectively. As of September 30, 2021, we had $838 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

We continue to drive shareholder value through our quarterly cash dividend policy, which was adopted by our Board in 2013. Under this plan, we have paid $65 million and $64 million in cash dividends during the nine months ended September 30, 2021 and 2020, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject. The below table summarizes the dividends declared on our common stock during 2020 and the nine months ended September 30, 2021.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2020	March 5, 2020	March 19, 2020	$0.06
April 16, 2020	June 4, 2020	June 18, 2020	$0.06
July 16, 2020	August 20, 2020	September 3, 2020	$0.06
October 27, 2020	November 19, 2020	December 3, 2020	$0.06
February 4, 2021	March 4, 2021	March 18, 2021	$0.06
April 22, 2021	June 3, 2021	June 17, 2021	$0.06
July 15, 2021	August 19, 2021	September 2, 2021	$0.06

On October 14, 2021, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on December 2, 2021 to shareholders of record at the close of business on November 18, 2021.

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

As of September 30, 2021, there have been 39,426,521 shares of our common stock purchased at an average price of $44.95 per share (total consideration of approximately $1,772 million) under this program. There were no share repurchases during the nine months ended September 30, 2021.

Consolidated Cash Flows

Operating activities. Net cash provided by operating activities was $439 million for the nine months ended September 30, 2021, as compared to net cash provided by operating activities of $662 million for the nine months ended September 30, 2020. This decrease in net cash provided by operating activities was primarily due to working capital timing and higher separation related cash costs, partially offset by the Adjusted EBITDA performance discussed above, lower interest payments, lower employee annual incentive payments, and lower income tax payments. Our key collections performance measure, days billing outstanding, increased by six days as compared to the same period last year, excluding Global Connect results.

Investing activities. Net cash provided by investing activities was $2,021 million for the nine months ended September 30, 2021, as compared to net cash used in investing activities was $365 million for the nine months ended September 30, 2020. The primary drivers for the increase were the proceeds from the sale of our Global Connect business received during the first quarter of 2021 and lower capital expenditures during the nine months ended September 30, 2021 as compared to the same period for 2020.

Financing activities. Net cash used in financing activities was $2,519 million for the nine months ended September 30, 2021 as compared to net cash provided by financing activities of $1,516 million for the nine months ended September 30, 2020. The increase in net cash used by financing activities was primarily due to higher debt repayments and lower net proceeds from debt issuances as compared to the same period for 2020.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $238 million for the nine months ended September 30, 2021 as compared to $345 million for the nine months ended September 30, 2020. The decrease primarily reflects the absence of Global Connect from the sale date.

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

Commitments and Contingencies

Legal Proceedings and Contingencies

For information about our legal proceedings, see Note 13 – Commitments and Contingencies.

Other Contractual Obligations

For information about our other contractual obligations, see Note 13 – Commitments and Contingencies.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 16% of our revenues and 21% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2021. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one cent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $1 million annually, with an immaterial impact on our profitability.

We recorded a net loss of $1 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the notional amounts of outstanding foreign currency derivative financial instruments were $27 million and $68 million, respectively.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2021:

	U.S. Dollar	Euro	Other Currencies
Revenues	84%	5%	11%
Operating costs	79%	6%	15%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2021, we had $2,342 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,300 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($23 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information about our legal proceedings, see Note 13 – Commitments and Contingencies.

Item 1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended September 30, 2021.

Purchases of Equity Securities by the Issuer

There were no share repurchases during the three months ended September 30, 2021.

          Our Board approved a share repurchase program for up to $2 billion of our outstanding common stock on the dates indicated under Part 1— Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends and Share Repurchase Program.

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

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2021 and 2020 (Unaudited), and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: October 28, 2021	/s/ Christopher Taft
Christopher Taft Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)