Form 10-K
period 2021-12-31
Nielsen Holdings plc
filed 2022-02-28
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2021, the last business day our most recently completed second fiscal quarter, was $8,788 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date of $24.45 per share.

There were 359,484,838 shares of the registrant’s Common Stock outstanding as of January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the registrant to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2022 annual general meeting of shareholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Background and Business Overview

Nielsen serves the world’s media and content ecosystem and is a global leader in audience measurement, data and analytics. Through our understanding of people and their behaviors across all channels and platforms, we empower our clients with independent and actionable intelligence so they can connect and engage with their audiences—now and into the future.

We provide a holistic and objective understanding of the media industry to our various client segments. Our data is used by our publishing clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content. Our data is used by our marketer and advertiser agency clients to plan and optimize their spend and is used by our content creator clients to inform decisions and identify trends.

An S&P 500 company, we have operations in more than 55 countries, with our registered office located in Oxford, the United Kingdom and headquarters located in New York, United States.

Our Differentiators

•

Inclusion and representation. Our data is representative of the entire media ecosystem. All of our products have been reviewed to ensure they are representative of diverse populations, and we have launched intelligence into the marketplace on the value of audience representation. Our combined approach of big data and granular insights from Nielsen’s people-based panel offers greater demographic representation, higher quality and more actionable insights for better decision making.

•

Breadth of Offerings. Our measurement, data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflows and offers a 360-degree view of the audience that we believe can’t be found by a single provider anywhere else. With products that span the full marketing cycle, we believe Nielsen is uniquely positioned to help marketers drive growth with the confidence drive growth with the confidence that they are spending their dollars efficiently and effectively.

•

Enhanced Data Assets and Measurement Science. Our extensive portfolio of consumer behavioral and transactional data enables us to provide critical information to our clients. For decades, we have employed advanced measurement methodologies that yield statistically accurate information about consumer behavior. We continue to enhance our core competency in measurement science by improving research approaches and investing in new methodologies. We are uniquely committed to measuring people, not just machines. We are the only company with a high-quality probability sample for measuring video. Our big data sets are validated by behaviors of over 100,000 people on our panels, uniquely allowing us to provide persons-level measurement that is representative of all audiences.

•

Global Scale and Brand. We are the currency of choice in the U.S. media market and uniquely positioned to deliver the most reliable deduplication metrics across linear and digital platforms. We believe our footprint, independence, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins in the evolving global media landscape.

•

Strong, Diversified Client Relationships. Many of the world’s largest and emerging media companies, marketers and advertising agencies rely on us as their information and analytics provider to create value for their business. We have historically generated stable revenue streams that are characterized by multi-year contracts and high renewal rates. Approximately 80% of the revenue base for the upcoming year is committed under contract at the beginning of each year. Our top five clients represented approximately 23% and 22% of our revenue, respectively, for the years ended December 31, 2021 and December 31, 2020 and no customer accounted for 10% or more of our revenue in 2021. The average length of relationship with our top five clients is more than 30 years.

•

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

The Market & Industry Trends

We believe companies, including our clients, require an increasing amount of data and analytics to set strategy and direct operations as competition for audiences’ time and spend intensifies. This has resulted in a large market for business information and insight, which we believe will continue to grow with our clients, predominantly media publishers and advertisers and their agencies, although we see demand increasing for content creators, owners, distributors and other ecosystem participants as well. We may not be able to realize these opportunities if these trends do not continue or if we are otherwise unable to execute our strategies. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Industry – We may be unable to adapt to significant technological changes which could adversely affect our business” and “Risk Factors – Risks Related to Operating a Global Business – Our international operations are exposed to risks which could impede growth in the future.”

●

The landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns and the proliferation of new formats and channels such as mobile devices, over the top (“OTT”) delivery of content that is not delivered through cable or satellite connections, a subset of which is connected television (“CTV”) that includes so-called smart tv’s and plug-in sticks and boxes, social networks, digital audio & podcasting, and other forms of user-generated media has led to increased time spent with media. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We believe our distinct ability to provide independent cross-media audience measurement and metrics helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

●

Consumers are more connected, informed and in control. More than three-quarters of the world’s homes have access to television and there are approximately 3.5 billion internet users around the globe. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. These shifts in behavior create significant complexities for our clients. Our broad portfolio of measurement and analytical services enables our clients to engage consumers with more impact and efficiency and to actively participate in and shape conversations with their audiences.

●

Increasing amounts of consumer information are leading to new marketing approaches. The advent of the internet and digital platforms has created rapid growth in consumer data that is expected to intensify as more entertainment and commerce are delivered across these platforms. As a result, companies are looking for real-time access to more granular levels of data to understand growth opportunities more quickly and more precisely. This presents a significant opportunity for us to work with companies to effectively manage, integrate and analyze large amounts of information and extract meaningful insights that allow marketers to generate profitable growth. At the same time, we are managing the challenges brought on by a mix of legislative and business policies made in response to increasing consumer privacy concerns to ensure we continue to produce and deliver our services.

According to eMarketer, U.S. TV ad spend is expected to grow to approximately $68.9 billion in 2022, up from $67.5 billion in 2021. Our audience estimates are the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace.  Including the U.S., our technology is used to measure television viewing in 37 countries. We also measure markets that account for approximately 70% of global TV ad spend and offer measurement and analytic services in more than 55 countries, including the U.S.

In addition, according to eMarketer, U.S. digital ad spend will grow to approximately $220.9 billion in 2022, up from $191.1 billion in 2021. Nielsen Digital Ad Ratings are used by 21 of the top 25 global advertisers by total ad spend to help determine the effectiveness of their digital spend and we continue to expand coverage, with the ability to measure approximately 90% of total video digital spend across computer, mobile, and CTV.

Lastly, according to eMarketer, U.S. radio ad spend is expected to be $11.9 billion in 2022, up from $11.2 billion in 2021. Our audience estimates are also the primary metrics used to determine the value of programming and advertising in the U.S. radio advertising marketplace.

Our History

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. Initially focused on the consumer packaged goods industry, for more than half a century, we have advanced the practice of media audience measurement to provide our clients a better understanding of their consumers. In January 2011, we consummated an initial public offering of our common stock and our shares started trading on the New York Stock Exchange under the symbol “NLSN”. On August 31, 2015, Nielsen N.V., a Dutch public company listed on the New York Stock Exchange, merged with Nielsen Holdings plc, by way of a cross-border merger under the European Cross-Border Merger Directive, with Nielsen Holdings plc being the surviving company (the “Merger”). The Merger effectively changed the place of incorporation of Nielsen’s publicly traded parent holding company from the Netherlands to England and Wales, with no changes made to the business being conducted by Nielsen prior to the Merger.

On March 5, 2021, we completed the previously announced sale of our Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). We received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021.  Proceeds from the sale were primarily utilized for debt repayment. See Note 20 to our consolidated financial statements– Discontinued Operations.

Pursuant to the Stock Purchase Agreement, we entered into certain ancillary agreements at the closing of the Connect Transaction pursuant to which, among other things, we and Purchaser (i) have provided, and will continue to provide, certain transitional services to each other for periods of up to 24 months following the closing, and (ii) granted each other reciprocal licenses for certain data and corresponding services relating to that data for periods of up to five years following the closing.

The results of operations of Global Connect have been classified as discontinued operations for all periods presented. Following the sale of Global Connect, our continuing business operates as a single operating segment and a single reportable segment.

Services and Solutions

We provide viewership and listening measurement data and analytics primarily to media publishers and marketers and their advertising agencies for linear television, streaming, digital (which includes computer, mobile and CTV) and listening platforms.

Our business consists of two major product categories: One Measurement Solutions, or “Measurement,” and Impact Marketing Solutions / Gracenote Content Solutions, or “Impact / Content”.  Previously, Measurement was referred to as “Audience Measurement” and Impact / Content was referred to as “Outcomes / Content.” The updated names are a result of Nielsen’s corporate rebranding which reflects the company’s transformation and focus on the global future of media. There is no change to the reporting structure.

One Measurement Solutions

Our measurement solutions have evolved along with changes in consumer viewing and listening behavior, enabling Nielsen to capture consumption of ads and content across all available platforms and mediums.

         Cross-Media Measurement

In December 2020, we announced our plans to launch a single, cross-media solution, Nielsen ONE, to drive more comparable and comprehensive metrics across platforms. Our transformative cross-media solution will evolve the current metrics that underpin the more than $100 billion video advertising ecosystem using a phased approach.

With Nielsen ONE, advertisers and publishers will be able to transact using a single metric across linear, digital and streaming that is trusted, independent and standardized across the industry. With a single, deduplicated number, advertisers will have visibility into total video consumption regardless of platform or device, along with a better understanding of unique audiences, the ability to better understand frequency and reduce double counting, inflated metrics and advertising waste.  Publishers will be able to provide more ad options for buyers and improve the overall viewer experience. Nielsen ONE will also underpin our Impact Marketing Solutions, thus enabling the industry to optimize media plans and maximize performance across platforms.

          Television Audience Measurement

We are a global leader in television audience measurement. In the U.S., which is the world’s largest market for television programming, broadcasters and cable networks use our television audience estimates as a primary currency of choice to establish the value of their airtime and more effectively schedule and promote their programming. Advertisers use this information to plan television advertising campaigns, evaluate the effectiveness of their commercial messages and negotiate advertising rates.

We provide two principal television measurement services in the U.S.: measurement of national television audiences and measurement of local television audiences in local television markets.

Our approach combines the scale of big data from set-top-boxes and smart TVs, and granular insights from real people through our household panel to deliver comprehensive measurement. Our television panels ensure inclusion across all platforms including cable, satellite, multichannel video programming distributors (“MVPD”), Over-the-air, OTT streaming, and Out-of-Home (“OOH”). A robust panel is a critical component of our approach in integrating big data into our measurement set. Representative, people-powered panels ensure big data is fully inclusive and representative of the country’s evolving demographics. Leveraging U.S. census data and probability sampling, our panels allow us to accurately represent the evolving face of America as big data alone is known to under-represent multicultural communities.

Using our modernized panel, best-in-class machine learning models and our ID resolution system, Nielsen delivers audience behavior metrics allowing for a more complete view of the media marketplace. We meticulously choose our panel households using the U.S. Census as a model in order to generate our national and local audience estimates and provide our panel households with Nielsen’s proprietary electronic meters. These methods enable us to collect not only television device viewing data but also the demographics of the audience (i.e., who in the household is watching), from which we calculate statistically reliable estimates of total television viewership. We have made significant investments over decades to build an infrastructure that can accurately and efficiently track television audience viewing, a process that has become increasingly complex as the industry has converted to digital transmission and integrated new technologies allowing for developments such as time-shifted viewing.

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the Average Commercial Minute (ACM) ratings, which are a measure of how many people watch commercials during live and time-shifted viewing, through 3 days (“C3”), 7 days (“C7”), and up to 35 days. The C3 and C7 ratings are currently a primary metric for buying and selling advertising on national television. As TV and digital converge, we are evolving our measurement solutions with the planned launch of Nielsen ONE.  Nielsen ONE will deliver metrics at sub minute intervals for individual ads, called Nielsen Individual Commercial Metrics, and content, providing greater comparability across platforms and ad models. We intend to fully transition the industry to cross-media metrics by the Fall 2024 season.

Strategic data integrations with DIRECTV, DISH, Vizio, and Roku add millions of devices across smart TVs and set-top boxes and will enhance our national television measurement approach. Nielsen will calibrate tune-in and exposure data from MVPD and smart TV original equipment manufacturers (“OEMs”) against its people-powered panel to correct for bias and create robust persons-level data for more granular and stable measurement. With reconciled metrics from Nielsen, the industry will be able to transact on and better monetize all advertising impressions and further drive adoption of addressable advertising.

Industry trends support the growing demand for linear addressable measurement at scale across publishers and advertisers as media buyers look to engage with viewers in live, linear, on-demand and streaming environments.  The addition of linear addressable impressions to national television measurement will help unlock new value and flexibility for publishers and advertisers to insert addressable ads in any commercial minute they choose. Through Nielsen’s measurement of both targeted and linear audiences, advertisers can better monetize advertising impressions without risking measurement of linear audiences.

We have integrated broadband only (“BBO”) homes into local television measurement. The inclusion of BBO homes ensures a comprehensive and complete measurement of all TV viewers across the U.S. in not just national but local markets. To accurately reflect viewing, we also made impressions the default metric in our reporting systems, providing buyers and sellers with a consistent framework for combining and comparing metrics across channels and platforms.

Our technology is used to measure television viewing in 36 countries outside the U.S., including Sweden, Mexico, South Korea, Thailand, New Zealand, Australia, Indonesia, Italy, Poland and most recently, Denmark. The international television audience measurement industry operates on a different model than in the U.S. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which is designated the “currency” through an organized bidding process that is typically revisited every several years.

         Digital Audience Measurement

We are a global provider of digital audience measurement across computers, mobile and streaming via connected devices. We employ a variety of measurement offerings in the various markets in which we operate to provide media companies, marketers and brands with metrics to better understand the behavior of digital audiences. In early 2021, Nielsen introduced its new digital methodology which underpins its digital measurement suite.  The new methodology leverages Nielsen’s media panel truth sets, census data collection technology, proprietary bias correction and calibration models and diverse third-party partner assets. A proprietary network of walled gardens and platform data providers provide a global footprint that taps into rich audience data to capture volumetrics and demographics, while a large ecosystem of publishers across the open web provide scaled data that is augmented with Nielsen verified demographics.

Digital Ad Ratings (“DAR”) provides age and gender audience demographics, with key metrics such as reach, frequency, Gross Rating Points and on-target percentage. DAR is used in 38 countries, with South Korea, Denmark and Sweden being the most recent markets to launch.

Streaming Measurement

According to The Gauge, Nielsen’s monthly total TV and streaming snapshot, as of December 2021, consumers now spend over a quarter of their total TV time engaging with streaming content.  To address this growing part of the media landscape, we have a comprehensive suite of streaming solutions, providing content creators, platforms, studios and advertisers with a view of who is streaming, what they’re watching, which platforms consumers are gravitating to and how much time they are spending with streaming content. Media buyers and sellers can make critical decisions around ad strategies and how best to target their desired audiences.

Content creators and studios can make informed programming and content distribution decisions to reach key demographics. Streaming services can prove their audience profile against competitors and guide content and subscriber acquisition strategies.

Nielsen Streaming Platform Ratings uses people-powered panels and proprietary metering technology to measure what content is streamed, the device used to stream (i.e., smart TVs, connected devices, video game consoles) and the streaming source application. Nielsen Streaming Content Ratings delivers program and episode-level measurement. Nielsen’s DAR for CTV delivers audience measurement for streaming ads on CTV devices, with the ability to measure 75% of CTV media spend in the U.S.

Nielsen Streaming Signals, launched in January 2022, is a real-time, pre-ad insertion signal of who is watching what TV content within a household. By providing person-level demographic predictions of who is watching CTV content (that can include age, gender, race, ethnicity, and geography), we enable more precise and efficient targeted advertising by our CTV clients.

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

We have developed our electronic Portable People MeterTM (“PPM”) technology, which we deploy across many of our customer offerings and have licensed to other media information services companies to use in their media audience ratings services in countries outside of the U.S. We have commercialized our PPM ratings service in 48 of the largest radio markets in the U.S. Nielsen's PPM technology is also used commercially for national television OOH, as well as integrated into local television measurement as of 2019 in 44 local markets.

Impact Marketing Solutions / Gracenote Content Solutions

          Impact Marketing Solutions

Our impact solutions validate how effectively marketers invested to reach and influence audiences to take certain actions such as endorse a brand, subscribe to a service or make a purchase. Our portfolio spans pre-flight advertising intelligence and cross-platform media planning, in-flight audience activation and post-flight advertising effectiveness measurement. Marketers leverage Nielsen modeling in subsequent investment decisions.

We offer over 20,000 syndicated segments representing different demographics, psychographics, media consumption and buying behavior along with thousands of additional custom segments.  These audience segments describe individuals with a high propensity of exhibiting future behaviors such as purchasing a specific car model, a financial product, airline tickets and more. We enable these segments in a vast array of platforms currently connected to Nielsen’s Data Management Platform.

The Nielsen Marketing Cloud is our platform for the custom creation of audiences and activation of those audiences for digital campaign delivery. It combines our data, analytics, media planning, marketing activation and data management platform capabilities in a single cloud platform. We also offer thousands of turnkey syndicated segments that are ID agnostic and are also widely available across platforms outside of the Nielsen Marketing Cloud.  Our clients can connect directly to our Nielsen Marketing Cloud to identify desired syndicated targeting or create custom targets using their own first party data, unlocking the unique target combinations and using our insights as analytics and ROI tools.

Nielsen Ad Intel provides competitive advertising intelligence across traditional and digital media in 35 markets around the globe and can provide information for more than 80 markets globally.  By providing comprehensive estimated ad spend across media channels, markets and brand/campaigns, we furnish clients with unique insights for competitive intel. These insights include brand and advertising creative activity for shifts in advertising spend among media types, channels and brands, and for advertising sales lead generation. In the U.S., Ad Intel determines the commercial minutes for the national television currency.  Internationally, clients utilize Ad Intel’s ad spend as a secondary measure to the television currency.

Nielsen Media Impact is an omni-channel planning system, providing insights about target audiences across platforms and devices, to optimize media plans to achieve advertising campaign objectives.  In the U.S., Nielsen Media Impact is fueled by Total Media Fusion, a granular, comprehensive data set of audiences and media behaviors across TV, subscription-video-on-demand, TV connected devices, ad supported CTV, digital, radio and print, designed specifically for media planning and analytics.  Nielsen Media Impact is available in the U.S. and globally.  We also offer Local Nielsen Media Impact, a local planning system, in the US.

Nielsen Audience Planner is an always-on solution that enables first-party audience segments to efficiently flow across systems to serve the various stages of the media planning and buying process. Users can upload first-party audience data and match it to Nielsen’s audience measurement data, resulting in the creation of unlimited audience profiles on-the-fly. Newly created segments can flow seamlessly across multiple systems and workflows including in-house, third-party or Nielsen solutions for further analysis or data-driven linear deals.

Our flagship solution, Total Media Resonance, offers cross-channel comparisons and uncovers the point when spend becomes less effective, for insight into how to truly optimize campaigns. We also deliver custom and platform-specific brand effectiveness solutions for popular platforms such as digital, podcast and CTV.  Nielsen Resonance solutions deliver campaign effectiveness results across a range of coverage options (e.g., platforms, influencers, creatives, content type, and spend) in virtually any market or target audience where there are enough sample survey respondents and can answer how well a marketing campaign resonates with a target audience by using brand funnel metrics like awareness, consideration, intent and loyalty.

Nielsen Campaign Lift makes a direct connection between the media people consume and the products they buy. Our solution uses credit and debit sales data, loyalty card data and/or store data to measure campaign performance. Campaign Lift allows marketers to measure how exposure to advertising impacts return on ad sales and consumer purchase behavior, including average spend, trip frequency and more, to maximize the revenue outcome of advertising initiatives.

Nielsen Marketing Mix Modeling enables companies of all sizes and advertiser categories to understand past trends, predict the future effect of marketing tactics on sales and optimize budget allocation across channels, brands and regions.

Nielsen Compass delivers agile, economic and fast outcome measurement at scale globally. Nielsen Compass is a robust normative advertising outcomes dataset, powered annually by 1,200+ Nielsen Marketing Mix models across over 50 countries, 125 categories and over 500 brands and $10 Billion in ad spend.

Nielsen Multi-Touch Attribution collects persons-level performance data from addressable marketing channels and devices. Advanced analytic models measure the influence of every addressable channel and granular tactic on multiple success metrics and key audience segments. With some models updated as often as daily, marketers use near real-time data to optimize marketing tactics and media spend allocation while campaigns are still in-flight.

We have pioneered the transition of demographic only insights to purchase behavior enhanced metrics, delivering the broadest and deepest coverage of ROI and Media Planning across various industries, including, but not limited to, Consumer Packaged Goods (“CPG”), Restaurant, Retail, Travel and Pharmacy as well as agencies and publishers. We deliver on the deepest granular insights against single source matched, demographically corrected viewership data.  NCSolutions (“NCS”), our joint venture with Catalina Marketing Corporation, and Nielsen Buyer Insights product suites are utilized by many major media companies in the U.S. for Upfronts, research, industry events and everyday negotiations.  NCS enables clients in the CPG industry to activate on their best customers based on actual prior purchases data and match that to the very same shopper's media exposure, then measure the sales impact of the campaign.

Nielsen Sports is a global leader in sports media valuation, data intelligence and strategy and insights. Nielsen provides brands and sports rights holders the knowledge to (1) identify, connect and grow audiences and (2) understand the value of sponsorship to drive commercial growth. Nielsen Sports Connect (“Sports Connect”) delivers unified media valuation across platforms and screens by bringing together metrics from linear TV, digital, social and print. Sports Connect provides holistic exposure value for all sponsorship assets, data that is used to understand and benchmark media exposure performance across sponsorship assets, markets and social posts. Nielsen Fan Insights (“NFI”) provides a comprehensive view into sports fans’ interests, claimed media behavior, brand attitudes and purchasing habits. NFI data includes what fans are buying, listening to and watching across media sources.

          Gracenote Content Solutions

Through Gracenote Content Solutions, we provide entertainment metadata, content identifiers (“IDs”) and related offerings to the world’s leading content creators, distributors and platforms. At its core, we help customers connect their users with digital entertainment to drive engagement and loyalty. Gracenote data and solutions enable intuitive content navigation, search, discovery and recommendations capabilities ensuring people can easily consume the TV shows, movies, music and sports they love. This data also enables powerful analytics solutions, which help inform decisions around content development, acquisition and distribution.

Gracenote’s metadata, services and technologies help customers make media more accessible to and discoverable by audiences across all platforms, products and services. Using a combination of machine learning and human editors, Gracenote creates, collects, normalizes and organizes the world’s entertainment data across TV shows, movies, celebrities, sports, teams, athletes, artists, albums and tracks.  Gracenote IDs are widely deployed throughout the entertainment ecosystem, enabling cross platform linking and universal search across video content. Our global entertainment data portfolio features descriptions of more than 100 million music tracks, factual data and imagery for tens of millions of video programs, as well as statistics across more than 70 sports.  Additionally, as of the end of 2021, over 250 million vehicles have shipped globally that use Gracenote metadata in their in-car entertainment systems.

Gracenote’s Advanced Discovery suite of metadata offerings empower customers to deliver next-generation program guides and user interfaces, nuanced content recommendations and powerful voice search capabilities. By enabling highly personalized entertainment experiences, these solutions help video providers from streaming services to MVPDs to consumer electronic device makers increase user engagement and content consumption.

Gracenote’s latest Analytics suite of offerings are built upon Gracenote content metadata coupled to our audience measurement data. These products, such as Inclusion Analytics, provide insights into the diversity of key cast members in popular programming and audience size and demographic predictions to equip the entertainment industry with information to help maximize value from investments in project development, content licensing and acquisition and global distribution.

Our Growth Strategy

We believe we are well-positioned for growth globally and have a multi-faceted digital-first and global-first strategy that aligns with the evolving media landscape. Our growth strategy is also subject to certain risks. For example, we may be unable to adapt to significant technological changes such as changes in the technology used to collect and process data or in methods of media consumption. In addition, consolidation in our customers’ industries may reduce the aggregate demand for our services. See “Risk Factors.”

Our growth strategy centers around our three strategic pillars: One Measurement Solutions, Impact Marketing Solutions and Gracenote Content Services.

Continue to develop innovative services that align with the evolving media landscape

We are continuing to evolve our portfolio to align with ongoing change in the media landscape.  This allows us to best empower our clients with independent and actionable intelligence that enables them to connect and engage with their audiences—now and into the future.  We are focused on driving new growth from new solutions across all of our end markets. In One Measurement Solutions, we are advancing on our roadmap to deliver a single, cross-media measurement solution, Nielsen ONE that will enable the industry to transact using a single metric across linear, digital and streaming that is trusted, independent and standardized.

In Impact Marketing Solutions, we are innovating with new services and focused on unlocking the value of connecting measurement of audiences to measurement of impact.  In Gracenote Content Services, we are focused on launching new products to help distributors analyze, benchmark and derive insights from their catalogs.

Continue to attract new clients and expand existing relationships

We believe that substantial opportunities exist to both attract new clients and to increase our revenue from existing clients across our three essential solutions. Building on our deep knowledge, we expect to sell new and innovative solutions to new and existing clients, increasing our importance to their decision making processes.

We are delivering Impact Marketing Solutions to advertisers and their agencies in new verticals beyond CPG.

Continue to grow outside the U.S.

International revenues comprised approximately 18% of 2021 revenues.  Nielsen has a presence in more than 55 countries, which creates an entry point to grow in many of these countries across all three strategic pillars.  Many of our clients are global and we have the opportunity to expand internationally with these clients. We expect our international businesses to grow faster than our US business over the next several years.

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

Technology Infrastructure

Our technology has undergone a major transformation in the last three years. The majority of the Measurement and Gracenote Infrastructure is Cloud Native and is hosted on Amazon Web Services. The bedrock of our Measurement products is the Media Platform and the Media Data Lake that processes and hosts 25 Petabytes of Nielsen data. The Media Platform plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. The platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies.

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

Pursuant to the Stock Purchase Agreement, we entered into certain ancillary agreements at the closing of the Connect Transaction.  We granted Purchaser a license to brand its products and services with the “Nielsen” name and other Nielsen trademarks for 20 years following the closing of the Connect Transaction.  Additionally, Nielsen and Purchaser entered into agreements pursuant to which, among other things, Nielsen and Purchaser (i) granted each other reciprocal licenses for certain data and corresponding services relating to that data for periods of up to five years following the closing and (ii) granted each other licenses to use certain patents and other intellectual property.

Competitive Landscape

There is no single competitor that offers all of the services we offer in all of the markets in which we offer them. We have many competitors worldwide that offer some of the services we provide in selected markets. While we maintain leading positions in many markets in which we operate, our future success will depend on our ability to enhance and expand our suite of services, provide reliable and accurate measurement solutions and related information, drive innovation that anticipates and responds to emerging client needs, strengthen and expand our geographic footprint, and protect consumer privacy. See “Risk Factors –Risks Related to Competition.” We believe our ability to provide an independent, holistic view of the media landscape, our global presence, and our integrated portfolio of services across our three strategic pillars are key assets in our ability to effectively compete in the marketplace.

We are a clear market leader in U.S. television audience measurement and believe we are uniquely positioned to deliver a single cross-media measurement solution that will deliver comparable and comprehensive metrics across all platforms.  However, there are many emerging players and technologies that will increase competitive pressure across our portfolio of solutions. Numerous companies, such as Comscore are attempting to provide alternative forms of television audience measurement using, inter alia, set-top box data and panel-based measurement. Our principal competitor in television audience measurement outside the U.S. is Kantar, with companies such as GfK and Ipsos also providing competition in select individual countries.

Our primary competitors in the digital audience and campaign measurement space in the U.S. are Comscore, LiveRamp, Oracle, The Trade Desk and iSpot.tv. Our principal competitors globally are Kantar, GFK, and Ipsos. Outside the United States, Kantar, GFK and Ipsos use a variety of electronic and recall based measurement approaches that are similar in some ways to Nielsen's technologies.

We are the market leader in U.S. audio audience measurement. Our principal competitor for Radio audience measurement in the U.S. is Eastlan Ratings who uses telephone recall based approach and their services are primarily sold in smaller markets. Additionally Triton, a U.S.-based digital competitor, has a streaming Audio and Podcast measurement service that uses server log technology.  Triton was acquired by iHeartMedia in February 2021.

Within the Impact portfolio landscape, vendors have come and gone over the years as large industry changes such as privacy regulation and data deprecation have created massive hurdles for vendors to overcome.  In recent years, key competitors include Analytic Partners, Neustar, IpsosMMA, Gain Theory and IRI.

Gracenote is the premier provider of entertainment metadata globally. On the video and music fronts, we primarily compete with Xperi which owns TiVo. Gracenote also competes with Red Bee Media and Mediapresse mainly in video across a number of international markets. We also sell our products against various single-market competitors and some in-house solutions. Gracenote's competition on the sports front comes from Stats Perform and Sportradar. In the area of content analytics, we compete with Whip Media and Parrot Analytics.

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

For additional information about government regulation applicable to our business, see Part I, Item 1A, “Risk Factors – Risks Related to Cybersecurity and Privacy” and “ – Risks Relating to Governmental or Regulatory Change” in this Annual Report on Form 10-K.

Environmental, Social & Governance (“ESG”)

As part of Nielsen's mission to power a better media future for all people, we strive every day to engage our people, processes, data and technology to make Nielsen a more responsible company and to enable a more equitable world, where everyone is included and everyone counts. Nielsen is committed to strengthening the communities and markets in which we live and operate our business, recognizing how important these efforts are to ensure a more equitable and sustainable future. This commitment is supported and expressed at all levels of our organization.

Our ESG strategy encompasses the most important factors that affect our business, operations and internal and external stakeholders. To determine which ESG issues are of greatest importance to our company and our stakeholders, we regularly conduct an ESG issues assessment, with our fourth such assessment completed in December 2021. We continue to identify and prioritize issues, impacts, risks and opportunities for Nielsen and to develop a more concise input to our ESG strategy. We report across six key topics: diversity, equity and inclusion, human capital, data privacy and security, community engagement, environment and governance.

While it is the responsibility of all teams within Nielsen to consider relevant ESG impacts in their everyday work, we aim to approach ESG risks and opportunities in a holistic way through our strategy, infusing these considerations into regular engagement with our Board of Directors (the “Board”), Executive Committee leaders, internal working groups, across functional groups and teams and other forums.

Our Board committees have direct oversight responsibilities for a range of ESG issues, including:

●	The Nomination and Corporate Governance Committee oversees the Company’s overall ESG matters, including overall ESG strategy, except to the extent reserved for the full Board or another Committee.
●

Our Compensation and Talent Committee oversees Nielsen’s human capital management strategies and programs, including overall employee wellness and engagement; strategies in support of diversity, equity and inclusion; talent development and employee experience.

●

The Audit Committee has primary oversight for the management of key enterprise risks, including its Compliance & Integrity, Cybersecurity and Privacy programs, and reviews external reporting on ESG in the Company’s financial reports, as appropriate.

Human Capital Management

Our key human capital management objectives are to promote the health, wellness, and safety of our employees while building an inclusive and engaging culture where all of our employees have an equal opportunity to reach their full potential.

Employees

As of December 31, 2021, we employed approximately 15,000 people worldwide, which includes approximately 1,000 part-time employees. We have approximately 6,200 employees in the United States, 1,200 in the remaining Americas, 2,900 in Europe, and 4,500 in the Asia/Pacific/Middle East/Africa (“APMEA”) regions. Approximately 4% of our employees are covered under collective bargaining agreements. Approximately 7% are covered under works council agreements in Europe.

Oversight and Governance

The Board, through its Compensation and Talent Committee, provides oversight of key human capital management strategies and programs, including the Company’s diversity, equity and inclusion initiatives. The Compensation and Talent Committee is also responsible for establishing and reviewing the overall compensation philosophy of the Company and making recommendations to the Board in that regard.

Compensation and Benefits

Nielsen is committed to providing appropriate, competitive and equitable pay and benefits for all associates, commensurate with the work being performed and in accordance with applicable laws and regulations. Our associates are rewarded and promoted based on performance against priorities and how they demonstrate the Nielsen values.  Our pay philosophy is to provide a total compensation package that is market-competitive based on data provided by independent third parties and that also provides an opportunity for pay growth and role progression based on individual contribution and company performance.

Talent Development and Associate Engagement

We work to integrate associates into Nielsen from day one by helping new associate hires understand our culture, be clear on their roles and feel connected to their new team and to the broader Nielsen community. We offer mentoring programs that provide valuable learning, development and networking experiences, matching associates with mentors who can support their personal and professional development objectives. We offer a skill development platform to all employees.

Our policy is to maintain well-developed communications and consultation programs with all employees and employee representative bodies, including via email communication or regular updates of our internal communication platform and channels. We also inform and consult with recognized unions and works councils as appropriate.  We continually seek feedback from our employees through Leadership Townhalls, pulse surveys, and engagement surveys conducted through a third-party provider.

Diversity, Equity and Inclusion

We power a better media future for all people by embracing, leveraging and incorporating diversity, equity and inclusion into all that we do. When we operate in a culture that is diverse and inclusive, our hope is that innovation flourishes, our clients win, and associates are engaged and collaborate to bring the best that Nielsen can offer to the communities we measure.

Nielsen’s DE&I strategy covers four pillars:

People

•

We aim to build a globally inclusive and impactful culture at Nielsen. This means increasing diverse representation among employees, providing equitable growth opportunities for diverse employees, hiring from diverse talent pools and expanding our inclusive hiring practices. We set an updated global goal in 2019 to increase the number of women in mid- and senior-leadership from 39% in 2019 to 46% by 2023. In early 2021, targets were also set to increase U.S. Black mid-level and senior level representation and Latino senior level representation by 2023.

•

We are investing in diverse talent development programs, including leadership development cohorts to help us meet our representation goals and the Diverse Leadership Network (DLN), a 12-month leadership development program designed to strengthen and diversify our leadership pipeline.

•

We support 14 internal business resource groups (“BRGs”), with over 3,500 members around the world. Our BRGs engage employees in programming that drives Nielsen’s advocacy, educational outreach and business growth, which results in increased impact on local business and the communities where we work.

Product & Thought Leadership

•

Building on our role as the trusted source of measurement on media behaviors, content attributes, and industry trends across all platforms, we focus on diverse insights and inclusive intelligence to better understand the audience.

•	Through thought leadership, we aim to address the industry’s critical questions around diversity, equity and inclusion, using Nielsen’s products and solutions that measure audiences and content.

•

In February 2022, we launched a Diverse Media Equity program. As part of our commitment to creating a better media future for all people, we expect to raise the visibility of diverse-owned media that play a critical role in reaching and representing the increasingly diverse population.

Business Diversity

•

Nielsen’s values—inclusion, courage, growth—are the foundation of our business. Our mission is to buy better: to engage, include and contract with diverse business partners who have the perspectives, expertise and products/services that will help us create a better media future for all people.

•	We track and report diverse spend and have multiple policies and processes to support a corporate goal of 15% U.S. spend with diverse businesses by the end of 2022.

Community Advocacy

•	In the markets where we do business, we nurture relationships with community leaders and organizations, such as the LEAD Network and Valuable 500, so that we can best serve diverse communities.
•

To ensure that we have an outside-in perspective, we created an External Advisory Council (EAC) representing diverse communities. The EAC provides input, ideas, recommendations and opportunities through a DE&I lens to benefit our people, work, clients and communities.

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

The Whole You well-being program was created in 2015 to provide support for our employees and their families in meaningful, contemporary and progressive ways. Since 2015, the program has evolved to meet the needs of our diverse population globally. Most recently, the program changed to a new virtual delivery method to address the global pandemic reality. The Whole You program offers a mix of US and global initiatives, such as step and activity challenges, webinars and training sessions. A key component of The Whole You is our group of well-being ambassadors (employee volunteers) who promote global, national and local well-being initiatives.

COVID-19

We employ several strategies intended to address issues arising during the COVID-19 pandemic, including COVID-19 safety protocols for all employees that are consistent with the guidance of local health authorities, remote working arrangements where possible, company-provided personal protective equipment (PPE) and training, facilities management policies, workplace safety committees, supplemental paid sick leave (U.S.) and ongoing health benefits reviews. We implemented programs to reduce barriers to COVID-19 vaccination access including supplemental paid time off for the purposes of an employee/dependent receiving a vaccine and local partnership to increase access to vaccination, as needed on a market-by-market basis. In addition, Nielsen offers employee emergency financial support through the Nielsen Global Support Fund, through which associates can donate to fellow associates in need and apply for grants in times of personal hardship or natural disaster.

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

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information.  Financial and other material information regarding Nielsen is routinely posted and accessible on our website at http://www.nielsen.com/investors.

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

Risks Related to Our Business and Industry

We may be unable to adapt to significant technological or industry changes, which could adversely affect our business.

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We have been and will be required to adapt to changing technologies and industry standards, either by developing and marketing new services, investing in new services or by enhancing our existing services to meet client demand.

Moreover, accelerating technology turn-over in businesses, the introduction of new services embodying new technologies and the emergence of new regulatory and industry standards could render existing services technologically or commercially obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information, build and apply the appropriate processes to comply with requirements imposed by third parties regarding licensed or collected data, and improve the performance, features and reliability of our existing services in response to changing client, regulatory and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services.

Traditional methods of television viewing continue to change as a result of fragmentation of channels and digital and other new television and video technologies; devices such as video-on-demand, digital video recorders, game consoles, tablets, other mobile devices; and the increasing prevalence of alternative distribution systems, such as Internet viewing/OTT delivery and non-ad supported platforms. Commerce across such channels may be less dependent on an independent provider of ad or content measurement, increasing a risk of reduced relevancy and a decrease in the demand for our service. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

If we are unable to continue to successfully adapt our media measurement systems to new viewing and consumption habits, our business, financial position and results of operations could be adversely affected.

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

Adverse economic conditions, a reduction in client spending, or a delay in client payments could have a material adverse effect on our business, results of operations and financial position.

We have a large and diverse client and partner base and, at any given time, one or more of our clients or partners may experience financial difficulty, file for bankruptcy protection or go out of business. Additionally, adverse economic conditions could affect markets both in the U.S. and internationally, impacting the demand for our customers’ products and services. Those reduced demands could adversely affect the ability of some of our customers to meet their current obligations to us, hinder their ability to incur new obligations until the economy and their businesses strengthen or cause them to reduce or cease using our services. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may present risks for an extended period of time. While we cannot predict the impact of economic slowdowns on our future financial performance, the direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity. That being said, we have an excellent track record of payment from our clients due to the strict adherence of our payment term and data suspension policies.  Our clients, in many situations, require our data to inform their own billings, collections and reconciliations and therefore they prioritize our payment out of their own self-interest.

To the extent that the businesses we service, especially our clients in the media, entertainment, telecommunications, and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

We expect that revenues generated from our measurement and analytical services will continue to represent a substantial portion of our overall revenue for the foreseeable future. During challenging economic times, clients, and advertisers may reduce their discretionary advertising spend and may be less likely to purchase our analytical services, which would have an adverse effect on our revenue.

The success of our business depends on our ability to recruit sample participants to participate in our panels.

Our business uses surveys to gather consumer data from sample households as well as meters (e.g., Set Meters, People Meters, Active/Passive Meters, PPM’s) and other technologies to gather television, digital and audio audience measurement data from sample households. It is increasingly difficult and costly to recruit households to participate in the surveys, and increased focus by consumers on privacy could result in a greater reluctance to participate in research, which could impact our continued ability to recruit participants. Further, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients. The COVID-19 pandemic, political changes and trends such as populism, economic nationalism, immigration and sentiment towards multinational companies have made recruiting a sample that mirrors the entire population more difficult.  Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our services to reach and recruit participants for audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants, maintain the sample sizes and representation in our panels, maintain adequate participation levels or properly model the sample data, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. For example, in August 2020, the Media Rating Council (“MRC”), a voluntary trade organization whose members include many of our key client constituencies, suspended accreditation for our national television ratings and local television ratings services. While we have, and continue to, remediate issues raised by the MRC, MRC accreditation is not automatic, and despite our best efforts, we may not be able to obtain re-accreditation. As a result, clients may lose confidence in our audience measurement services, seek price reductions or open the door for competitors.

Criticism of our audience measurement service by various industry groups and market segments could adversely affect our business.

Due to the high-profile nature of our services in the media, internet and entertainment information industries, we have been, and could continue to be, the target of criticism in the media and in other venues by various industry groups and market segments. We strive to be fair, transparent and impartial in the production of audience measurement services. The quality of our U.S. ratings services is voluntarily subject to review and accreditation by the MRC which suspended accreditation for our national television ratings and local television ratings service in August 2020. Further criticism of our business by special interests, and by clients with competing and often conflicting demands on our measurement service, could result in government regulation and/or a decrease in the demand for our services and put additional pressure on the pricing of our services, thereby leading to decreased earnings and cash flows. While we believe that government regulation is unnecessary, no assurance can be given that legislation will not be enacted in the future that would subject our business to regulation, which could adversely affect our business.

A loss or decrease in business of one or more of our largest clients could adversely impact our results of operations.

Our top ten clients collectively accounted for approximately 35% of our total revenues for the year ended December 31, 2021. No customer accounted for 10% or more of our revenues in 2021. While we strive to enter into multiyear, comprehensive Multi Service Agreements with these clients staggered across the calendar by duration to minimize risk of any material risk in a given calendar year, we cannot assure you that any of our largest clients will continue to use our services to the same extent, or at all, in the future. A loss or decrease in business of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We may be unable to realize our new business strategy of driving growth by leveraging a single media platform across a global digital-first footprint.

This is a transformative time for Nielsen. We have redesigned our products, our business platform, and our operating model. We are now fully aligned around three essential solutions that are designed to drive growth by leveraging a single media platform across a global digital-first footprint, and we have announced our plans to launch a single, cross-media solution, Nielsen ONE. We cannot assure you that our new business strategy will be successful in accomplishing our objectives or that Nielsen ONE will deliver anticipated results or achieve market acceptance. The failure to achieve the goal of driving growth by leveraging a single media platform across a global digital-first footprint could have a material adverse effect on our business.

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

Design defects, errors, failures or delays associated with our products or services could negatively impact our business.

Despite testing, software, products and services that we develop, license or distribute may contain errors or defects when first released or when major new updates or enhancements are released that cause the product or service to operate incorrectly or less effectively. Many of our products and services also rely on data, equipment, and services provided by third-party providers over which we have no control and may be provided to us with defects, errors or failures. These third-party providers may be unable to meet our quality, safety or timeline requirements in a way that may have an adverse impact on our products, services, or users. In addition, our data integrity and quality rely on human-led, manual data collection and management processes that may be vulnerable due to human error and complexity of systems, resulting in the need for increased field support to ensure sample representation and prevent unauthorized or excessive access. We may also experience delays while developing and introducing new products and services for various reasons, such as difficulties in licensing data inputs or adapting to particular operating environments. Supply chain or vendor production delays may adversely impact our ability to collect data or introduce new products or services, including our ability to introduce Nielsen ONE in accordance with our rollout schedule and our ability to recruit new PPM panelists, which has been impacted, and will continue to be impacted, by global supply chain issues that have affected PPM inventory and shipments. Defects, errors or delays in our products or services that are significant, or are perceived to be significant, could result in rejection or delay in market acceptance, damage to our reputation, loss of revenue, a lower rate of license renewals or upgrades, diversion of development resources, product liability claims or regulatory actions, or increases in service and support costs. We may also need to expend significant capital resources to eliminate or work around defects, errors, failures or delays. In each of these ways, our business, financial condition or results of operations could be materially adversely impacted.

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

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2021, we had goodwill and intangible assets of $9,061 million. Any downward revisions in the fair value of our reporting units or our intangible assets could result in impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Risks Related to Our Indebtedness and Financing

Our substantial indebtedness could adversely affect our business, results of operations, and financial health.

We have and will continue to have a significant amount of indebtedness. As of December 31, 2021, we had total indebtedness of $5,626 million.

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

In addition, the indentures governing our outstanding notes and our secured credit facility contain financial and other restrictive covenants that could limit the ability of our operating subsidiaries to engage in activities that may be in our best interests, including, in the case of the secured credit facility, by limiting the ability to make acquisitions, pay dividends or repurchase shares.  Moreover, the failure to comply with any of those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. See Note 12 to our consolidated financial statements – “Long-term Debt and Other Financing Arrangements,” for a description of our debt arrangements and related covenants.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Our cash interest expense for the years ended December 31, 2021, 2020 and 2019 was $264 million, $358 million and $386 million, respectively. On December 31, 2021, we had $2,093 million of floating-rate debt under our senior secured credit facilities of which $1,050 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($21 million without giving effect to any of our interest rate swaps). We periodically review our fixed/floating debt mix, and the volume, rates and duration of our interest rate hedging portfolio are subject to changes, which could adversely affect our results of operations.

As of December 31, 2021, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date	Interest Rates

$250	July 2022	2.00%
$150	April 2023	2.26%
$250	May 2023	2.72%
$250	June 2023	2.07%
$150	July 2023	1.82%

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Further, on November 30, 2020 the ICE Benchmark Administration Limited (“ICE”) announced its plan to extend the date that most USD-LIBOR values would cease being computed to June 30, 2023. On March 5, 2021, ICE confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. ICE also ceased publishing 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. The Alternative Reference Rates Committee (“ARRC”) and the International Swaps and Derivatives Association have identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD-LIBOR in debt, derivatives and other financial contracts. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

Risks Related to Cybersecurity and Privacy

We are exposed to risks related to cybersecurity and protection of confidential information.

In the ordinary course of our business, we rely extensively on our people, technology and business operations as well as trusted strategic partners and vendors to provide us with access to data and technology as well as related professional services.  We use several third-party service providers, including cloud providers, to access, store, transmit and process sensitive data. We receive, store and transmit large volumes of proprietary information and data that may contain personal information of our customers, employees, panelists, consumers and suppliers or sensitive client data entrusted to us. Our sensitive data may include our or a client’s intellectual property, financial information and business operations data.

An actual or perceived cybersecurity or privacy breach may affect us in many ways, including:

•	risk of loss of Nielsen and/or client proprietary data or data protected by law, statute or regulation;
•	loss of control of how Nielsen and/or client proprietary data or data protected by law, statute or regulation is re-purposed, shared or disseminated;
•	the inability to render services due to system outages;
•	expose us to potential litigation;
•	expose us to liability;
•	harm our reputation;
•	cause loss of confidence in security measures and accuracy of products;
•	deter customers from using our products or services;
•	make it more difficult and expensive to effectively recruit panelists and survey respondents;
•	cause loss of investor confidence;
•	result in official sanctions or statutory penalties; and
•	cause significant increases in cyber security costs.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or stock price.

Owing to new and emerging technology risks, hackers or unauthorized users who successfully breach our network security, could misappropriate or misuse our proprietary information or cause interruptions in or denial of our services (i.e., ransomware). Given the relatively fast pace of changes in new and emerging technology risks, we may not be able to effectively anticipate and/or respond in a timely manner to all foreseeable and/or unforeseeable cyber security risks and events, thereby resulting in a potentially significant loss of client and investor confidence.

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

Similar to other companies, we have been the subject of attempts at unauthorized access to our systems, however, none have been material. We have taken and are taking reasonable steps to prevent future unauthorized access to our systems, including implementation of system security measures, information back-up and disaster recovery processes. However, these prophylactic steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

We receive, store and transmit large volumes of proprietary information and data, including data that contain personal information about individuals. Similar to other companies, Nielsen is a target of cyber-attacks, however, none have been material. We have continued to invest in tools, technology and people to safeguard the enterprise. Cybersecurity breaches could expose us to a risk of loss or misuse of this information. It may also make it more difficult to recruit panelists and survey respondents.  For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause denials or interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems and to respond to regulators’ inquiries. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our cybersecurity occurs, the perception of the effectiveness of our cybersecurity measures could be harmed and we could lose current and potential clients. In addition, we may be subject to investigation and fines in jurisdictions that have data protection laws.

Data protection laws and self-regulatory codes may restrict our activities and increase our costs.

Various statutes and rules that regulate conduct in areas such as privacy and data protection may affect our collection, use, storage and transfer of information both abroad and in the U.S. The definitions of “personally identifiable information” and “personal data” continue to evolve and broaden, and new laws and regulations are being enacted (for example, recently passed data protection laws in South Africa and China abroad, and Colorado, Virginia and California in the U.S., and proposed laws in India and Indonesia), so that this area remains in a state of flux. In addition, some of our products and services are subject to self-regulatory programs relating to digital advertising. Changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) and/or self-regulatory codes may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data and/or liability under contractual warranties.

The California Consumer Privacy Act of 2018 (“CCPA”) took effect on January 1, 2020, and imposed new and more stringent requirements regarding the handling of personal data of persons in California. Because Nielsen does not typically segregate products and services on a state-by-state basis, Nielsen must generally adopt the requirements of CCPA across its U.S. business operations. Failure to meet CCPA requirements could result in penalties of up to $7,500 per violation. CCPA also provides individuals with a limited private right of action in the case of certain breaches of personal data. In 2023, similar laws will take effect in Virginia and Colorado (which will include penalties of up to $7,500 and $20,000 per violation, respectively).

The European Union’s General Data Protection Regulation (“GDPR”), imposes new and more stringent requirements regarding the handling of personal data of persons in the EU. Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue. Many jurisdictions considering new data protection laws are looking to GDPR as a starting point.

The proposed EU “ePrivacy” Regulation, if adopted, is expected to have potentially significant impacts for the online/mobile advertising industry as a whole. Nielsen is continuing to monitor the development of the ePrivacy Regulation and industry response and will determine whether to take further action, as needed, following its final adoption. Nielsen is participating in an industry-wide transparency and consent framework mechanism developed by IAB Europe, an industry association for the digital marketing and advertising ecosystem, that facilitates users providing and companies passing consent to the advertising supply chain to address GDPR and ePrivacy notice and consent requirements. Recently, the Belgian Data Protection Authority issued a decision that IAB Europe’s implementation of the framework violates GDPR. IAB Europe has stated its intention to appeal this decision, while also working to address some of the regulator’s concerns. We anticipate that we and other participants will be required to make changes to better align the framework to the regulator’s expectations over the long term, but, at this point, we do not believe the framework will be terminated altogether.

We rely on third parties to provide or allow us to access certain data and services in connection with the provision of our current services. The loss or limitation of access to that data could harm our ability to provide our products and services.

We rely on third parties to provide access to certain data and services for use in connection with the provision of our current services and our reliance on third-party data providers is growing. For example, we enter into agreements with third parties to obtain data or facilitate the access to data from which we create products and services.

In the digital measurement business, publishers, browsers and platforms are making changes, often citing evolving regulatory requirements and the increased attention on consumer privacy, which may result in our inability to collect the data we need to create our services. This may impact our ability to measure the Web and provide our clients with reporting at the rate of granularity that we do so today, in which case our business and/or potential growth may be affected adversely.  We may need to modify or enter into additional agreements with third parties to continue to measure certain types of media and build and apply the appropriate processes to comply with such agreements. In the event we are unable to use such third-party data and services, access the necessary data, or if we are unable to enter into agreements with third parties when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

Other suppliers of data may increase restrictions on our use of such data due to factors such as the increasing attention on consumer privacy, the increased rigor of privacy regulation or cybersecurity risk, failure to adhere to our quality control standards or otherwise satisfactorily perform services, increasing the price they charge us for this data or refusing altogether to license the data to us (in some cases because of exclusive agreements they may have entered into with our competitors). For example, large platforms and certain companies are moving away from the use of individual identifiers and utilizing other techniques in connection with consumer privacy and to increase control over their data.  As a result, for some of these companies, measurement requires us to work within walled gardens. Working with the walled gardens to implement measurement methodologies may require sharing our panel data and deploying our proprietary technologies in third-party environments and may affect scalability by requiring custom relationships with each platform.

Consolidation of our data suppliers could put pressure on our cost structure, thereby leading to decreased earnings and cash flows. Additionally, if any of our suppliers are alleged or confirmed to be in violation of data protection laws or regulations, it may result in, among other things, civil and criminal liability, negative publicity, and/or restrictions on further use of data to or by Nielsen.

Risks Related to the COVID-19 Pandemic, Environment and Other External Factors

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

COVID-19 Risks Related to Operations

Due to the COVID-19 pandemic, there has been a substantial curtailment of business activities in many countries around the world, which is affecting and may continue to affect our ability to conduct fieldwork, operate call centers, and provide other services that require or were conducted via face-to-face interactions. Early in the COVID-19 pandemic, we pivoted to a work from home stance that remains in place for the vast majority of our global workforce to protect our employees’ health and safety. This affects, and may continue to affect, overall business performance. As our measurement services require Nielsen to interact with panelists in order to recruit new panelist households and install metering equipment for existing panelists, over time, the pandemic, actions taken to protect employee health and related social distancing requirements and “stay at home” orders have adversely affected, and may continue to adversely affect, Nielsen’s audio and television ratings and measurement services. For example, in August 2020, the MRC suspended accreditation for our national television ratings and local television ratings service, in part due to panel size, which was impacted by our decision to prioritize the health and safety of our panelists and employees during the COVID-19 pandemic. Additionally, compliance with vaccine mandates, to the extent they are imposed in the jurisdictions in which we operate, may lead to employee absences, resignations or labor shortages.

COVID-19 Risks Related to Third-Party Providers

The COVID-19 pandemic has also caused operating challenges and discontinuity for some vendors, suppliers, partners and other third parties, which has affected and may continue to affect their ability to provide us essential products or services. If any of our third-party providers suffer from limited solvency, delays in manufacturing schedule, or delays in shipping because of the pandemic, it could negatively impact our operating model and our business. For example, a lack of equipment due to extended supply chain issues could adversely impact our television audience measurements, our audio audience measurements and our ability to resolve hardware failures quickly, which may disrupt our business. It is not possible to estimate the potential impact at this time.

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

The pandemic, and ongoing uncertainty related to new variants of COVID-19, and the response thereto, including vaccination and booster vaccination efforts, continue to evolve, and we cannot at this time forecast its ultimate duration, severity or impact to our business, financial condition, results of operations and/or cash flows.

It is possible that COVID-19 could exacerbate any of the other risks described in this 2021 Form 10-K as well.

The presence of our Global Technology and Information Center in Florida, our data centers in high property value facilities such as in Singapore, as well as the global nature of our panels, heightens our exposure to climate-change related risks, including hurricanes, cyclones and tropical storms, which could disrupt our business.

The technological data processing functions for certain of our U.S. operations are concentrated at our Global Technology and Information Center (“GTIC”) at a single location in Florida. Our geographic concentration in Florida heightens our exposure to a hurricane, tropical storm or other severe weather events specific to this region. The data centers in locations such as Singapore, also face high physical risks such as cyclones and sea level rise. These weather events could cause severe damage to our property and technology and could cause major disruptions to our operations, including our ability to produce and deliver ratings information. For example, a hurricane or other similar event could lead to business interruption and other adverse consequences such as penalty fees, business interruption claims, lost business or the inability to obtain panelist data from impacted households. While we continue to ensure identified physical risks to our facilities are addressed through the business continuity and our enterprise risk management plans (including ensuring that our GTIC is built in anticipation of severe weather events and we have insurance coverage), if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. As such, hurricanes, cyclones or tropical storms could have an adverse effect on our business. In addition, our panels rely on field staff traveling to panelists’ homes for onboarding and troubleshooting; therefore, worsening or more frequent climate change-related weather events could disrupt the size and quality of our panels. With the increased occurrence of climate change-related natural disasters globally, such as droughts, record snowfalls, sea-level rise, heat waves and fires, we recognize the wide-ranging risks this poses to our business continuity in certain locations as well as on a global scale.

Hardware and software failures, delays in the operations of our data gathering procedures, our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems and our data gathering procedures. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our services have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, ransomware, break-ins and similar events at our various computer facilities, or delays in our data gathering or panel maintenance operations due to weather events, including those related to climate change, other acts of nature, or public health crises, such as pandemics and epidemics, could result in interruptions in the flow of data to our servers and to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider. Such a transfer could result in significant delays in our ability to deliver our services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, civil unrest and/or acts of terrorism (particularly involving cities in which we have offices) could adversely affect our services. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

The growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications with others. For example, certain platforms may require Nielsen to run its proprietary technology within their secure environments, which may require moving Nielsen technology to a third party-controlled environment. In this way, competitors or other third parties may gain access to our intellectual property and proprietary information. Third parties that license our intellectual property and proprietary rights may take actions or create incidents that may diminish the value of our rights, harm our business, reduce revenue, increase expenses, and/or harm our reputation.

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

We use certain open source software in our technologies, most often as small, isolated components supporting a larger product or service. Moreover, open source software is also contained in some third-party software that we license. We also contribute to the open source community in certain circumstances, which then may make it difficult or impossible to maintain proprietary rights in such contributions. There are many types of open source licenses, some of which are quite complex, and most have not been interpreted or adjudicated by U.S. or other courts. Although we do have an open source use policy and practice and conduct training around this policy, inadvertent use of certain open source licenses could impose unanticipated limitations upon our ability to commercialize our products and services or subject our proprietary code to public disclosure if not properly managed. Remediation of such issues may involve licensing the software on less than unfavorable terms or require remedial actions including a need to re-engineer our products and services, either of which could have a material adverse effect on our business.

We are currently subject to shareholder litigation, and may become subject to additional shareholder litigation, antitrust litigation or government investigations in the future, any of which may result in an award of money damages or force us to change the way we do business.

In the past, certain of our business practices have been investigated by government antitrust or competition agencies, or have been the subject of shareholder litigation. We have been sued by private parties for alleged violations of the antitrust and competition laws of certain jurisdictions. We have changed certain of our business practices to reduce the likelihood of future litigation. Although each of these material prior legal actions have been resolved, there is a risk based upon the leading position of certain of our business operations that we could, in the future, be the target of investigations by government entities or actions by private parties challenging the legality of our business practices.

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

Future legislation, regulatory changes or policy shifts under the new U.S. administration could impact our business. Trade issues between the U.S. and several countries could continue and provide a changing and sometimes challenging landscape. Existing trade tensions with China and other countries may continue under the new Administration and provide challenges and marketplace uncertainty to Nielsen and Nielsen’s clients. Nielsen has been granted an exclusion from tariffs on certain products by the Office of the United States Trade Representative but cannot guarantee the continuation of such exemptions or additional grants of exemptions based on future legislation, regulatory changes or policy shifts in the United States or abroad.

Other possible U.S. legislation and regulation that could have an impact on Nielsen include comprehensive state and federal privacy legislation and regulation, artificial intelligence policy, government restrictions on manufacturers within Nielsen’s existing supply chain, competition policy, and accuracy of the decennial Census count and the American Community Survey, which provide a touchstone for Nielsen’s demographics.

It is unknown to the extent the U.S. government will want to monitor TV measurement activity as it relates to MRC accreditation.  While new legislation that passes into law is unlikely, it is entirely possible public inquiries could be made by Congress or regulatory bodies.

The new Administration may continue to implement new rules and regulations both emanating from the U.S. Tax Cuts and Jobs Act (“TCJA”) and the tax code generally.  The Biden Administration has indicated its support for the concept of a global minimum tax rate and to increase the tax rate applied to profits earned outside the United States. The impact of these potential new rules could be material to our tax provision and value of deferred tax assets and liabilities.

In Europe, various proposals could impact both competition and privacy. Nielsen will almost assuredly have to monitor and adjust business practices to comply with these changes. The extent to which is unknown.  Abroad, a number of jurisdictions, including France and the U.K., have introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions. While the Organization for Economic Cooperation and Development (“OECD”) has been hosting negotiations with more than 130 countries to adapt an international tax system, if an agreement is not finalized, France and other states could begin to implement the tax in their markets.  Its impact on Nielsen's services remains unclear.

The U.K. announced that they will require companies to report on Climate Change by 2025, becoming the first country to make the disclosures mandatory as investors and governments demand corporations curb their greenhouse gas emissions. This means a mandate to report the financial impacts of climate change on our business within the next three years, in addition to the greenhouse gas emissions the current regulation requires reporting on. Also, the new government in the U.S. is expected to move closer to requiring environmental, social and governance disclosures from companies.

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

We operate in more than 55 countries, and changes in tax laws, international tax treaties, regulations, related interpretations and tax accounting standards in the United States, the United Kingdom and other countries in which we operate may adversely affect our financial results, particularly our income tax expense, liabilities and cash flow. Our effective tax rate could be affected by changes in our business (including acquisitions or dispositions and the impairment of goodwill), intercompany transactions, the applicability of special tax regimes (including the availability of tax credits), adjustments to income taxes upon the finalization of tax returns, the release of valuation allowances, the resolution of tax audits, and the relative amount of foreign earnings in jurisdictions with high statutory tax rates or where losses are incurred for which we are not able to realize tax benefits.  In addition, the OECD (shortly followed by the EU) finally released the model rules on Pillar Two (Global Minimum Tax) in late December 2021. These new rules provide for some clarity on how taxpayers around the world may be affected by the introduction of Pillar Two as of January 1, 2023.  It is possible that these rules could increase the taxes we pay outside the United States.

Governments are resorting to more aggressive tax audit tactics and are increasingly considering changes to tax laws or policies as a means to cover budgetary shortfalls resulting from the current economic environment.  We are subject to direct and indirect taxes in numerous jurisdictions and the amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of tax laws, but tax accounting often involves complex matters and judgment.  Although we believe that we have complied with all applicable tax laws, we have been and expect to continue to be subject to ongoing tax audits in various jurisdictions and tax authorities have disagreed, and may in the future disagree, with some of our interpretations of applicable tax law. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provisions. However, our judgments may not be sustained on completion of these audits, and the amounts ultimately paid could be different from the amounts previously recorded, which could have a material adverse effect on our results of operations and financial condition.

Risks Related to Competition

We face competition, which could adversely affect our business, financial condition, results of operations and cash flow.

We are faced with a number of competitors worldwide in the markets in which we operate. Some of our competitors in our markets may have substantially greater financial, marketing, technological and other resources than we do and may in the future engage in aggressive pricing action to compete with us or develop products and services that are superior to or that achieve greater market acceptance than our products and services. Although we are the currency of choice in the U.S. media linear TV market and believe we are currently able to compete effectively in each of the various markets in which we participate, we may not be able to do so in the future or be capable of maintaining our status as the currency of choice or maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

Risks Related to Operating a Global Business

Our international operations are exposed to risks which could impede growth in the future.

We continue to explore opportunities in major international markets around the world, including Japan, Mexico, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:

•	costs of customizing services for clients outside of the U.S.;
•	reduced protection for intellectual property rights in some countries;
•	the burdens of complying with a wide variety of foreign laws;
•	difficulties in managing international operations in different cultural environments;
•	longer sales and payment cycles;
•	exposure to foreign currency exchange rate fluctuation;
•	exposure to local economic conditions;
•	limitations on the repatriation of funds from foreign operations;
•	exposure to local political conditions, including adverse tax and other government policies and positions, civil unrest and seizure of assets by a foreign government;
•	the risks of an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate;
•

the risks of outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19 (and related variants); and

•	the risk of maintaining subscribers because there has been no historical practice of using audience measurement or similar information in the buying and selling of advertising time.

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

We operate globally, deriving approximately 17% of revenues for the year ended December 31, 2021 in currencies other than U.S. dollars, with approximately 5% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the U.S. and the Euro Zone, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the revenues and profits of these operations, as well as on the value of balance sheet items (including cash) not denominated in U.S. dollars. In addition, we are subject to currency transaction exposure in those instances where transactions are not conducted in the relevant local currency. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to governmental limitations placed on such conversions.

Of our $380 million in cash and cash equivalents as of December 31, 2021, approximately $247 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

Our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.

The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home during the pandemic. As we reopen our offices, we intend to operate under a flexible working environment adopted by many other companies, meaning that the majority of our office-based employees will have the flexibility to work remotely or in our offices. This “hybrid” working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to safely reopen our offices and operate with a flexible working environment are not successful, our business could be adversely impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property in approximately 140 locations worldwide. As of December 31, 2021, we owned one property in Athens, Greece. We sold vacant land in Oldsmar, Florida in February 2021 and transferred our previously owned Sao Paulo, Brazil property to Global Connect in the Connect Transaction.  Our leased property includes offices in New York, New York; Oldsmar, Florida and Chicago, Illinois. We are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

Item 3.	Legal Proceedings

          In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. On February 3, 2022, the parties reached a settlement in principle to resolve this litigation and are currently documenting the terms of that settlement for submission to the Court.  Once the formal documents are executed and submitted to the Court, the settlement will be subject to Court approval. The amount of any settlement payment, if approved, is expected to be paid by Nielsen’s insurance carriers.

          In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. An amended complaint was filed on May 7, 2021, which Nielsen moved to dismiss on July 16, 2021. By agreement dated September 8, 2021, the action was stayed for a period of 90 days. On January 31, 2022, the stay was extended to June 1, 2022. Nielsen intends to defend this lawsuit vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to this action and that its resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “NLSN.” At the close of business on February 1, 2022, there was one shareholder of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in “street name” by brokers.

Dividends and Share Repurchase

          On January 31, 2013, our Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. Under this plan, we have paid consecutive quarterly cash dividends since 2013. We paid $86 million in cash dividends during each of the years ended December 31, 2021 and 2020. On November 3, 2019, the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening our balance sheet and providing added flexibility to invest for growth.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements to which we are subject.

         On February 10, 2022, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on March 17, 2022 to shareholders of record at the close of business on March 3, 2022.

          On February 26, 2022, our Board authorized the repurchase of up to $1 billion of our ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. There were no share repurchases in 2021 or 2020. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities. This authorization has been executed within the limitations of the authority granted to us at our annual shareholders meeting held on May 25, 2021 (the "Authority") such authority to remain in place until the end of the 2022 annual shareholders meeting, or close of business on August 25, 2022, whichever is earlier. Pursuant to the Authority, we may only repurchase ordinary shares in accordance with procedures for "off-market" purchases under the UK Companies Act (the "Act") and, in order to be compliant with the Act, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the 2021 annual shareholders meeting.

          Two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as we may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to us in record form. Any such shares repurchased by us pursuant to either form of contract will be cancelled.

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

Any transfer of, or agreement to transfer, our common stock that occurs outside the DTC system, including repurchases by us, will ordinarily attract stamp duty or SDRT at a rate of 0.5%. This duty must be paid (and where applicable the transfer document stamped by Her Majesty's Revenue and Customs) before the transfer can be registered in our books. Typically this stamp duty or SDRT would be paid by the purchaser of the common stock.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background and Executive Summary

We serve the world’s media and content ecosystem and are a global leader in audience measurement, data and analytics. Through our understanding of people and their behaviors across all channels and platforms, we empower our clients with independent and actionable intelligence so they can connect and engage with their audiences—now and into the future.

We provide a holistic and objective understanding of the media industry to our various clients. Our data is used by our publishing clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content. Our data is used by our marketer and advertiser agency clients to plan and optimize their spend and is used by our content creator clients to inform decisions and identify trends.

We believe that only Nielsen provides a fair playing field for the business of media, under our unique approach AUDIENCE IS EVERYTHING®, and we believe that we are the only provider with data that’s representative of the entire media ecosystem. All of our products have been reviewed to ensure they are representative of diverse populations and we have launched intelligence into the marketplace on the value of audience representation.  We are the currency of choice in the U.S. media market and essential to the global media and content ecosystem.  We believe that we are uniquely positioned to deliver the most reliable deduplication metrics across linear and digital platforms. An S&P 500 company, we offer measurement and analytics service in more than 55 countries.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Our measurement, data and analytics solutions, which have been developed through substantial investment over many decades, are deeply embedded into our clients’ workflows. Typically, before the start of each year, approximately 80% of our annual revenue has been committed under contracts, which provides us with a greater degree of stability for our revenue and allows us to more effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our analytical services and measurement services.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to effectively invest our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Core to managing these key risk areas is our commitment to data privacy and security as it drives our ability to deliver quality insights for our clients in line with evolving regulatory requirements and governing standards across all the geographies and industries in which we operate. Our operating footprint in over 55 countries requires disciplined global and local resource management of internal and third-party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

COVID-19

We experienced an improvement in our business, particularly our short-cycle revenue and our sports business, in the last half of 2021 as compared to the same period in 2020, due to a recovery from the COVID-19 pandemic.

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

For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see Part I, Item 1A “Risk Factors—Risks Related to the COVID-19 Pandemic, Environment and Other External Factors.”

Sale of our Global Connect Business

On March 5, 2021, we completed the previously announced sale of our Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by us, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”). We received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment. See Note 20 to our consolidated financial statements– Discontinued Operations.

The results of operations of Global Connect have been classified as discontinued operations for all periods presented. As such, the results of Global Connect have been excluded from both continuing operations and segment results for all periods presented. Our continuing business operates as a single operating and reportable segment.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. The most significant of these estimates relate to revenue recognition, goodwill and indefinite-lived intangible assets, long-lived assets, accounting for income taxes, share based compensation and pension costs

Revenue Recognition

Revenue is measured based on the consideration specified in a contract with a customer.  We recognize revenue when it satisfies a performance obligation by transferring control of a product or service to a customer, which generally occurs over time.  Our customer contracts may include promises to transfer multiple products or services.  Determining whether products or services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Additionally, where there are multiple performance obligations, judgment is required to determine revenue for each distinct performance obligation.

Revenue is primarily generated from television, radio, digital and mobile audience measurement services and analytics, which are used by our media clients to establish the value of airtime and more effectively schedule and promote their programming and our advertising clients to plan and optimize their spend. As the customer simultaneously receives and consumes the benefits provided by our performance, revenues for these services are recognized over the period during which the performance obligations are satisfied, and control of the service is transferred to the customer.

We enter cooperation arrangements with certain customers, under which the customer provides us with its data in exchange for our services. We record these transactions at fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable, we consider the fair value of the goods or services surrendered.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any. At December 31, 2021, goodwill and other indefinite-lived intangibles was $7,432 million.

We perform our annual goodwill impairment testing in the fourth quarter. Goodwill and other indefinite-lived intangible assets, consisting of our trade name, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. We review the recoverability of our goodwill by comparing the estimated fair value of our reporting unit with the respective carrying amount.

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

Estimating the fair value of our reporting unit requires the use of significant judgments that are based on a number of factors including actual operating results, internal forecasts, market observable multiples, and determining the appropriate discount rate and long-term growth rate assumptions.  It is reasonably possible that the judgments and estimates described above could change in future periods, and therefore could affect the amount of potential impairment.

The 2021 evaluation resulted in no goodwill impairment charges. We used a 2.5% long-term growth rate and 11.2% discount rate in our evaluation. The fair value exceeded carrying value by more than 20% for our reporting unit.  We also performed sensitivity analyses on our assumptions, primarily around long-term growth rates and discount rate assumptions. Our sensitivity analyses included several combinations of reasonably possible scenarios regarding these assumptions, including a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was greater than the carrying value for our reporting unit.

Other indefinite-lived intangible assets are tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of the royalty rate, estimated future revenue (inclusive of long-term revenue growth rates) and discount rate.  Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  The discount rates we used in our evaluation was 11.7%. Assumptions about the royalty rate are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  The 2021 evaluation resulted in no impairment charge as the fair value exceeded carrying value.  As of the annual impairment assessment, the fair value exceeded carrying value by less than 10%. The valuation is sensitive to the assumptions discussed above. A downward trend in revenue projections or an increase in discount rate could lead to a future impairment.

Amortizable Intangible Assets

We are required to assess whether the value of our amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change.

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

No impairment indicators were noted for other long-lived assets in 2021.

Income Taxes

We have a presence in more than 55 countries, and our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax and taxable income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in where or how we do business, acquisitions or dispositions, audit-related developments, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions.

We have completed a number of material acquisitions and divestitures that have generated complex tax issues requiring management to use its judgment to make various tax determinations. We have sought to organize the affairs of our subsidiaries in a tax efficient manner, taking into consideration the jurisdictions in which we operate. Although we are confident that tax returns have been appropriately prepared and filed, there is risk that additional tax may be assessed on certain transactions or that the deductibility of certain expenditures may be disallowed for tax purposes. Our policy is to estimate tax risk to the best of our ability and provide accordingly for those risks and take positions in which a high degree of confidence exists that the tax treatment will be accepted by the tax authorities. The policy with respect to deferred taxation is to provide in full for temporary differences using the liability method.

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

The U.S. Tax Cuts and Jobs Act (“TCJA”) imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder and was intended to tax earnings of a foreign corporation that are deemed to be in excess of certain threshold return. As of December 31, 2018, Nielsen made a policy decision and elected to treat taxes on GILTI as a current period expense and have reflected as such in the financial statements for the years ended December 31, 2019 through December 31, 2021.

Share-based Compensation

Our share-based compensation programs are comprised of stock options, performance-based stock options, restricted stock units and performance restricted stock units. We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize such costs within the consolidated statements of operations.

Determining the fair value of share-based awards at the grant date requires considerable judgment. Share-based compensation expense for the performance-based stock options is based on the Monte Carlo simulation model which considers factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of share-based awards expected to be forfeited due to future terminations. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

	2021	2020
Expected life (years)	5.00	5.00
Risk-free interest rate	0.89%	0.49-1.34%
Expected dividend yield	0.92%	1.16-1.62%
Expected volatility	37.06%	28.99-31.40%
Weighted average volatility	37.06%	30.20%

We consider the historical option exercise behavior of our employees, which we believe is representative of future behavior, in estimating the expected life of our options granted. For 2021 and 2020, expected volatility was based on our historical volatility. For the year ended December 31, 2019, there were no time and performance-based stock options issued.

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

In addition, for our share-based awards where vesting is dependent upon achieving certain operating performance goals over an annual or multi-year time period, we estimate the likelihood of achieving the performance goals.

Pension Costs

We provide a number of retirement benefits to our employees, including defined benefit pension plans. The determination of benefit obligations and expenses is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, the expected return on plan assets and the assumed rate of compensation increases. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them as necessary.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50-basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. We assumed that the weighted averages of long-term returns on our pension plans were 5.8% for the year ended December 31, 2021, 6.5% for the year ended December 31, 2020 and 6.7% for the year ended December 31, 2019. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Factors Affecting Nielsen’s Financial Results

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

	Year Ended December 31,
	2021	2020	2019
U.S. Dollar	83%	84%	84%
Euro	5%	5%	5%
Other Currencies	12%	11%	11%
Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.18, $1.14 and $1.12 to €1.00 for the years ended December 31, 2021, 2020 and 2019, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Consolidated Results of Operations – Years Ended December 31, 2021, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts included in our consolidated statements of operations:

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Revenues	$3,500	$3,361	$3,441
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,212	1,235	1,191
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	891	714	885
Depreciation and amortization	512	550	465
Impairment of goodwill and other long-lived assets	—	146	—
Restructuring charges	13	37	30
Operating income	872	679	870
Interest expense, net	(285)	(329)	(342)
Foreign currency exchange transaction (losses)/gains, net	(5)	17	(13)
Other expense, net	(24)	(20)	(77)
Income before income taxes and equity in net loss of affiliates	558	347	438
Benefit/(provision) for income taxes	2	(144)	141
Equity in net loss of affiliates	(1)	—	—
Net income from continuing operations	559	203	579
Net income/(loss) from discontinued operations, net of taxes	412	(196)	(982)
Net income/(loss)	971	7	(403)
Net income attributable to noncontrolling interests	8	13	12
Net income/(loss) attributable to Nielsen shareholders	$963	$(6)	$(415)

Net Income from continuing operations to Adjusted EBITDA Reconciliation

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

The below table presents a reconciliation from net income from continuing operations to Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Net income from continuing operations	$559	$203	$579
Less: Net income attributable to noncontrolling interests	8	12	12
Net income from continuing operations attributable to Nielsen shareholders	551	191	567
Interest expense, net	285	329	342
(Benefit)/provision for income taxes	(2)	144	(141)
Depreciation and amortization	512	550	465
EBITDA	1,346	1,214	1,233
Equity in net loss of affiliates	1	—	—
Other non-operating expense, net(1)	37	15	102
Restructuring charges	13	37	30
Impairment of goodwill and other long-lived assets	—	146	—
Share-based compensation expense	36	34	32
Dis-synergy costs(2)	—	(70)	(70)
Other items(3)	58	35	58
Adjusted EBITDA	$1,491	$1,411	$1,385

(1)

In 2019, other non-operating expense, net, included non-cash expenses of $72 million for pension settlements which included plan transfers to third parties in the Netherlands and UK, where we terminated our responsibility for future defined benefit obligations and transferred that responsibility to the third parties. See Note 11 to our consolidated financial statements – “Pensions and Other Post-Retirement Benefits” for more information.

(2)	Costs to stand-up Nielsen as a standalone company including incremental real estate, IT/infrastructure, transition services agreements (TSAs) and commercial arrangements.
(3)

Other items primarily consists of legal settlements and related fees, business optimization costs and transaction related costs in 2021. Other items primarily consists of business optimization costs, including strategic review costs and transaction related costs, for the years ended December 31, 2020 and 2019.

Results from continuing operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

The table below sets forth our revenue in 2021 compared to the year ended December 31, 2020, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2021	Year Ended December 31, 2020	% Variance 2021 vs. 2020 Reported	Year Ended December 31, 2020 Constant Currency	% Variance 2021 vs. 2020 Constant Currency
Measurement	$2,545	$2,455	3.7%	$2,465	3.2%
Impact / Content	955	906	5.4%	919	3.9%
Total	$3,500	$3,361	4.1%	$3,384	3.4%

Revenues increased 4.1% to $3,500 million in 2021 from $3,361 million in 2020 or an increase of 3.4% on a constant currency basis. Revenue growth was primarily driven by growth in Measurement, which increased 3.7%, or an increase of 3.2% on a constant currency basis, with overall solid growth, with strength in national and digital measurement products and local products returning to positive growth. Impact / Content revenues increased 5.4%, or an increase of 3.9% on a constant currency basis. This was driven in part by improving trends in short-cycle revenues, solid growth in Content, and recovery in the Sports business.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.9% to $1,212 million in 2021 from $1,235 million in 2020, or a decrease of 2.6% on a constant currency basis. The decrease in costs were primarily from the impact of our broad-based optimization plan during 2020 and other productivity initiatives and temporary actions taken in response to the COVID-19 pandemic, partially offset by our continued investments in our products and services.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 24.8% to $891 million in 2021 from $714 million in 2020, or an increase of 23.1% on a constant currency basis. The increase in costs were primarily due to our increased costs to operate as a standalone company without the Global Connect business and continued investments in our products and services, partially offset by the impact of our broad-based optimization plan during 2020 and other productivity initiatives, as well as the impact of temporary actions taken in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $512 million in 2021 as compared to $550 million in 2020, inclusive of depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations of $152 million and $165 million, respectively. This decrease was primarily due to certain assets becoming fully amortized and the decrease in depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations, partially offset by higher capital expenditures during the period.

Impairment of Goodwill and other Long-Lived Assets

There were no impairment charges in 2021.

We recorded a non-cash charge of $58 million for the impairment of other long-lived assets in 2020, related to management’s decision to exit certain smaller, underperforming markets and non-core businesses as well as a change in the extent to which certain self-developed software would be utilized. Also in 2020, we recorded a non-cash charge of $88 million for the impairment of an indefinite-lived trade name related to our annual impairment testing.

Restructuring Charges

On June 30, 2020, we announced a broad-based optimization plan (the “Restructuring Plan”) to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. The Restructuring Plan was substantially completed in 2020. Pre-tax restructuring charges in 2021 were $13 million, which primarily related to real estate consolidation, and $37 million in 2020, which primarily related to severance costs associated with employee separation packages.

Operating Income

Operating income was $872 million in 2021 as compared to operating income of $679 million in 2020. The increase was primarily due to the revenue performance discussed above, temporary actions taken in response to the COVID-19 pandemic, the benefit of permanent cost actions from the Restructuring Plan, lower depreciation and amortization expense and lower restructuring charges in 2021, as well as the impairment charge recorded during the year ended December 31, 2020, partially offset by our increased costs to operate as a standalone company without the Global Connect business.

Interest Expense, Net

Interest expense was $285 million in 2021 compared to $329 million in 2020. This decrease was primarily due to lower loan balances and lower LIBOR rates.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.18 and $1.14 to €1.00 for the years ended December 31, 2021 and 2020, respectively.

We realized net losses of $5 million and net gains of $17 million in 2021 and 2020, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $24 million in 2021, was primarily related to the write-off of certain previously capitalized deferred financing fees in conjunction with the May 2021 debt refinancing and a loss from a business disposition, partially offset by a gain from the sale of an equity investment.

Other expense, net of $20 million in 2020, was primarily related to certain costs incurred in connection with our debt refinancing transactions, as well as the write-off of certain previously deferred financing fees in conjunction with the refinancing, certain non-service related pension costs, and loss from business disposition.

Income from continuing operations before Income Taxes and Equity in Net Loss of Affiliates

Income was $558 million in 2021 compared to income of $347 million in 2020 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates in December 31, 2021 and 2020 were 0% and 41%, respectively.

Our effective tax rate of 0% in December 31, 2021 was lower than the UK statutory rate primarily as a result of decreases in valuation allowances attributable to the utilization of foreign tax credits and the utilization of net operating losses.

Our effective tax rate in December 31, 2020 was higher than the UK statutory rate primarily as a result of withholding and foreign taxes as well as state and local income taxes.

At December 31, 2021 and 2020, we had gross uncertain tax positions of $161 million and $128 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2021 and 2020 of $7 million and $11 million, respectively.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $131 million to $139 million of uncertain tax positions may occur within the next twelve months, and of this amount, approximately $1 million to $9 million would result in a tax benefit for income taxes as a result of projected resolutions of worldwide tax disputes, filed tax returns, and expirations of statute of limitations in various jurisdictions, along with related interest and penalties. Furthermore, the amounts ultimately paid may differ from the amounts accrued.

Adjusted EBITDA

(IN MILLIONS)	Year Ended December 31, 2021	Year Ended December 31, 2020	% Variance 2021 vs. 2020 Reported	Year Ended December 31, 2020 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Adjusted EBITDA	$1,491	$1,411	5.7%	$1,415	5.4%

Adjusted EBITDA increased 5.7% to $1,491 million in 2021 from $1,411 million in 2020, or an increase of 5.4% on a constant currency basis. Our Adjusted EBITDA margin increased to 42.6% in 2021 from 42.0% driven by the strong revenue performance and benefits from the Restructuring Plan, partially offset by the return of the temporary costs savings realized in 2020 in response to the COVID-19 pandemic and investments in growth initiatives.

Revenues

The table below sets forth our segment revenue performance data in 2020 compared to 2019, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2020	Year Ended December 31, 2019	% Variance 2020 vs. 2019 Reported	Year Ended December 31, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Measurement	$2,455	$2,471	(0.6)%	$2,468	(0.5)%
Impact / Content	906	970	(6.6)%	971	(6.7)%
Total	$3,361	$3,441	(2.3)%	$3,439	(2.3)%

Revenues decreased 2.3% to $3,361 million in 2020 from $3,441 million in 2019, or a decrease of 2.3% on a constant currency basis. Revenues from Measurement decreased 0.6%, or a decrease of 0.5% on a constant currency basis, reflecting the impact of the COVID-19 pandemic on sports and non-contracted revenue and pressure in local television. Impact / Contact revenues decreased 6.7% on a reported and constant currency basis, primarily reflecting the impact of the COVID-19 pandemic on sports, Gracenote auto and short-cycle revenue.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.7% to $1,235 million in 2020 from $1,191 million in 2019, or an increase of 3.8% on a constant currency basis, primarily due to the impact of our investments and higher spending on product portfolio management initiatives, partially offset by temporary actions taken in response to the COVID-19 pandemic and productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 19.3% to $714 in 2020 from $885 million in 2019, or a decrease of 19.3% on a constant currency basis, primarily due to temporary actions taken in response to the COVID-19 pandemic and the impact of our optimization plan and other productivity initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $550 million in 2020 as compared to $465 million in 2019. This increase was primarily due to higher depreciation and amortization expense associated with more assets in use. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $165 million in 2020 from $166 million in 2019 and is included in depreciation and amortization expense in the consolidated statement of operations.

Impairment of Goodwill and other Long-Lived Assets

During 2020, we recorded a non-cash impairment charge of other long-lived assets of $58 million related to management’s decision to exit certain smaller, underperforming markets and non-core businesses as well as a change in the extent to which certain self-developed software would be utilized.  We recorded a non-cash charge of $88 million for the impairment of an indefinite-lived trade name related to our annual impairment testing.

There were no impairment charges in 2019.

Restructuring Charges

In June 2020, we announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position us for greater profitability and growth. The plan was substantially completed in 2020.

We recorded $37 million in restructuring charges in 2020. These charges primarily related to severance costs associated with employee separation packages.

We recorded $30 million in restructuring charges, primarily related to employee severance costs associated with our plans to reduce selling, general and administrative expenses and consolidate operations centers, as well as automation initiatives in 2019.

Operating Income

Operating income was $679 million in 2020 as compared to $870 million in 2019. The decrease was driven primarily by the revenue decrease due to the COVID-19 pandemic discussed above, higher depreciation and amortization expense, higher restructuring charges and the impairment of other long-lived assets in 2020.

Interest Expense, Net

Interest expense was $329 million in 2020 compared to $342 million in 2019. This decrease was primarily due to slightly lower USD LIBOR interest rates on our senior secured term loans without hedged positions.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net loss on revaluation of certain cash, external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.14 and $1.12 to €1.00 for the years ended December 31, 2020 and 2019, respectively.

We realized net gains of $17 million and net losses of $13 million in 2020 and 2019, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $20 million in 2020, was primarily related to certain costs incurred in connection with our debt refinancing transactions, as well as the write-off of certain previously deferred financing fees in conjunction with the refinancing, certain non-service related pension costs, and loss from business disposition.

Other expense, net of $77 million in 2019 was primarily related to a non-cash expense of $72 million for pension settlements which included plan transfers to third parties in the Netherlands and UK, where we terminated our responsibility for future defined benefit obligations and transferred that responsibility to the third parties. See Note 11 to our consolidated financial statements – “Pensions and Other Post-Retirement Benefits” for more information.

Income from continuing operations Before Income Taxes and Equity in Net Loss of Affiliates

Income was $347 million in 2020 compared to income of $438 million in 2019 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates in December 31, 2020 and 2019 were 41% and a benefit of 32%, respectively.

Our effective tax rate in December 31, 2020 was higher than the UK statutory rate primarily as a result of withholding and foreign taxes as well as state and local income taxes.

Our effective tax rate benefit in December 31, 2019 was lower than the UK statutory rate primarily as a result of the changes in estimates for uncertain tax positions and audit settlements and decreases in valuation allowances attributable to the utilization of foreign tax credits and the utilization of net operating losses, offset by the unfavorable impact of state and local taxes and base erosion and anti-abuse tax (“BEAT”).

Adjusted EBITDA

(IN MILLIONS)	Year Ended December 31, 2020	Year Ended December 31, 2019	% Variance 2020 vs. 2019 Reported	Year Ended December 31, 2019 Constant Currency	% Variance 2020 vs. 2019 Constant Currency
Adjusted EBITDA	$1,411	$1,385	1.9%	$1,383	2.0%

Adjusted EBITDA increased 1.9% to $1,411 million in 2020 from $1,385 million in 2019, or an increase of 2.0% on a constant currency basis. Our Adjusted EBITDA margin increased to 41.98% in 2020 from 40.25% in 2019 driven by temporary cost savings realized in 2020 in response to the covid-19 pandemic and the Restructuring Plan, partially offset by the revenue performance discussed above and investments in our growth initiatives.

Results from Discontinued Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 as well as the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021, subject to final closing adjustments.  During the third quarter of 2021, the Company finalized the closing adjustments resulting in a $10.5 million reduction in net proceeds, and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment. The results of operations of Global Connect have been classified as discontinued operations for all periods presented.

Net income/(loss) from discontinued operations, net of taxes from Global Connect in 2021 was $412 million as compared to $(196) million in 2020. The increase is primarily due to the gain on sale of $489 million recorded in 2021. Included in the $412 million is a net loss from Global Connect of $77 million, which reflects operating results through March 5, 2021.  This compares to a net loss of $196 million in the twelve months of 2020 which included $107 million in restructuring expense and $38 million impairment of other long-lived assets.

          Net loss from discontinued operations from Global Connect in 2020 was $196 million as compared to a loss of $982 million in 2019. The decrease in net loss from discontinued operations is primarily due to the goodwill impairment of $1,004 million recorded during the year ended December 31, 2019.

See Note 20 to our consolidated financial statements – Discontinued Operations - for further detail.

Consolidated Liquidity and Capital Resources

Cash flows from operations (including Global Connect through the Connect Transaction close date), provided a source of funds of $666 million, $999 million and $1,066 million during the years ended December 31, 2021, 2020 and 2019, respectively. This decrease in net cash provided in operating activities was primarily due to working capital timing and higher separation related cash costs, partially offset by the Adjusted EBITDA performance discussed above, lower interest payments, lower employee annual incentive payments, and lower income tax payments.

We provide additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2021, 2020 and 2019:

(IN MILLIONS)	2021	2020	2019
Net cash from operating activities	$666	$999	$1,066
Cash and short-term marketable securities	$380	$610	$454
Revolving credit facility	$850	$850	$850

Of the $380 million in cash and cash equivalents at December 31, 2021, approximately $247 million was held in jurisdictions outside the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

The below table illustrates our weighted average interest rate and cash paid for interest over the last three years.

	2021	2020	2019
Weighted average interest rate	4.24%	4.02%	4.40%
Cash paid for interest, net of amounts capitalized (in millions)	$264	$358	$386

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

Except as disclosed below, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Long-term borrowings

The following table provides a summary of our outstanding long-term borrowings as of December 31, 2021:

		Weighted
(IN MILLIONS)	Carrying	Interest
Senior secured term loans	Amount	Rate
Maturing in 2023, L+1.75%	$742
Maturing in 2023, L+2.00%	1,351
Maturing in 2023, $850 revolving credit facility L+1.75%	—
Total (with weighted-average interest rate)	2,093	2.10%
Senior debenture loans
$500, maturing in 2025, 5.000%	498
$1,000, maturing in 2028, 5.625%	987
$750, maturing in 2030, 5.875%	740
$625, maturing in 2029, 4.500%	616
$625, maturing in 2031, 4.750%	616
Total (with weighted-average interest rate)	3,457	5.52%
Total long-term debt	5,550	4.24%
Finance lease and other financing obligations	76
Total debt and other financing arrangements	5,626
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings	35
Non-current portion of long-term debt and finance lease and other financing obligations	$5,591

On March 16, 2021, primarily utilizing the proceeds from the Connect Transaction, we completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the senior secured term loans due 2025. We redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21, 2021 and called for redemption of $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10, 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

The indentures governing the senior notes limit the majority of our subsidiaries’ ability to use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen is required under each indenture to make an offer to redeem all of the senior notes issued pursuant to such indenture at a redemption price equal to the 101% of the aggregate principal amount plus accrued and unpaid interest. The senior notes are jointly and severally guaranteed by the Company, substantially all of our wholly owned material U.S. subsidiaries and certain of the non-U.S. wholly-owned subsidiaries of the Company.

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

During the fourth quarter of 2021, Nielsen utilized cash on hand to partially prepay approximately $250 million of senior secured dollar term loans due 2023 at a prepayment price equal to par plus accrued and unpaid interest. Nielsen wrote-off certain previously deferred financing fees of $0.4 million in connection with the prepayments made during the fourth quarter of 2021.

For the years ended December 31, 2021, 2020 and 2019 interest expense, net, includes zero, $2 million and $6 million of interest income in our consolidated statement of operations.

Covenants

As of December 31, 2021, Nielsen were in full compliance with the financial covenant described below.

Nielsen’s Sixth Amended and Restated Credit Agreement, dated July 21, 2020 (the “Amended Credit Agreement”) contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen. Such restricted net assets amounted to approximately $1.3 billion at December 31, 2021. The Amended Credit Agreement contains a total leverage covenant that requires the Covenant Parties (as defined in the Amended Credit Agreement) maintain a ratio of Consolidated Total Net Debt (as defined in the Amended Credit Agreement) to Consolidated EBITDA (as defined in the Amended Credit Agreement) at or below 5.50 to 1.00, measured at the end of each calendar quarter for the four quarters most recently ended. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contain certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with the financial covenant described above would result in an event of default under Nielsen’s Amended Credit Agreement unless waived by certain of Nielsen’s term lenders and our revolving lenders. An event of default under the Company’s Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities thereunder, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing Nielsen’s debt securities. As Nielsen’s failure to comply with the financial covenant described above can cause Nielsen to go into default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to Nielsen.

Pursuant to the terms of our Amended Credit Agreement, Nielsen are subject to making mandatory prepayments on the term loans outstanding thereunder to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment under the Amended Credit Agreement is a function of several factors, including Nielsen’s ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments and permanent reductions of revolving credit commitments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the applicable lenders. At December 31, 2021, Nielsen’s ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Nielsen’s next ECF measurement date will occur upon completion of the 2022 results, and although Nielsen does not expect to be required to issue any mandatory repayments in 2022 or beyond, it is uncertain at this time if any such payments will be required in future periods.

Supplemental Consolidating Information

Pursuant to Regulation S-X Rule 13-01, which simplifies certain disclosure requirements for guarantors and issuers of guaranteed securities, Nielsen is no longer required to provide consolidating financial statements for Nielsen and its subsidiaries, including the guarantors and non-guarantors under the Amended Credit Agreement and the indentures governing our senior notes. Nielsen Holding and Finance B.V., the parent covenant party under the Amended Credit Agreement and the indentures governing the Company’s senior notes, and its restricted subsidiaries together comprise substantially all of Nielsen’s assets, liabilities and operations, and there are no material differences between the consolidating information related to Nielsen, on the one hand, and Nielsen Holding and Finance B.V. and its restricted subsidiaries on a standalone basis, on the other hand.

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

As of December 31, 2021, Nielsen had zero borrowings outstanding and outstanding letters of credit of $13 million. As of December 31, 2020, Nielsen had zero borrowings outstanding and outstanding letters of credit of $18 million. As of December 31, 2021, Nielsen had $837 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase

We continue to drive shareholder value through our quarterly cash dividend policy, which was adopted by our Board of Directors (“Board”) in 2013. Under this plan, we have paid consecutive quarterly cash dividends since 2013. We paid $86 million in cash dividends during each of the years ended December 31, 2021 and 2020. On November 3, 2019, the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening our balance sheet and providing added flexibility to invest for growth.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.

On February 10, 2022, our Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on March 17, 2022 to shareholders of record at the close of business on March 3, 2022.

On February 26, 2022, our Board authorized the repurchase of up to $1 billion of our ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. There were no share repurchases in 2021 or 2020. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities. This authorization has been executed within the limitations of the authority granted to us at our annual shareholders meeting held on May 25, 2021 (the "Authority") such authority to remain in place until the end of the 2022 annual shareholders meeting, or close of business on August 25, 2022, whichever is earlier. Pursuant to the Authority, we may only repurchase ordinary shares in accordance with procedures for "off-market" purchases under the UK Companies Act (the "Act") and, in order to be compliant with the Act, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the 2021 annual shareholders meeting.

Two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as we may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to us in record form. Any such shares repurchased by us pursuant to either form of contract will be cancelled.

Consolidated Cash Flows for the year ended December 31, 2021 versus for the year ended December 31, 2020

Operating activities. Net cash provided by operating activities was $666 million in 2021, compared to $999 million in 2020. This decrease in net cash provided by operating activities was primarily due to working capital timing and higher separation related cash costs, partially offset by the Adjusted EBITDA performance discussed above, lower interest payments, lower employee annual incentive payments, and lower income tax payments. Our key collections performance measure, days billing outstanding, increased by two days as compared to the same period last year, excluding Global Connect results.

Investing activities. Net cash provided by investing activities was $1,933 million in 2021, compared to net cash used in investing activities $537 million in 2020. The primary drivers for the increase were the proceeds from the sale of our Global Connect business received during the first quarter of 2021 and lower capital expenditures during the year ended December 31, 2021 as compared to the same period for 2020.

Financing activities. Net cash used in financing activities was $2,816 million in 2021, compared to $307 million in 2020. The increase in net cash used by financing activities was primarily due to higher debt repayments and lower net proceeds from debt issuances as compared to the same period for 2020.

Consolidated Cash Flows for the year ended December 31, 2020 versus for the year ended December 31, 2019

Operating activities. Net cash provided by operating activities was $999 million in 2020, compared to $1,066 million in 2019. This decrease in net cash provided in operating activities was primarily due to higher employee annual incentive payments and higher restructuring payments, partially offset by working capital timing and lower income tax payments and interest payments. Our key collections performance measure, days billing outstanding (DBO), increased by 3 days as compared to the same period last year.

Investing activities. Net cash used in investing activities was $537 million in 2020, compared to $582 million in 2019. The primary drivers for the decrease were lower acquisition payments and a decrease in purchases of equity investments during the year ended December 31, 2020 as compared to the same period for 2019.

Financing activities. Net cash used in financing activities was $307 million in 2020, compared to $544 million in 2019. The decrease in net cash used in financing activities was primarily due to the decrease in cash dividends, as described in “Dividends and Share Repurchase”, partially offset by the net proceeds from debt issuances and repayments compared to the same period for 2019.

Capital Expenditures (includes Global Connect prior to the sale)

Investments in property, plant, equipment, software and other assets totaled $341 million, $519 million and $519 million in 2021, 2020 and 2019, respectively.

Commitments and Contingencies

Outsourced Services Agreements

In July 2019, Nielsen amended its Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduced the amount of services Nielsen committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.4 billion, including a commitment to purchase at least $184 million in services per year from 2021 through 2024, and $138 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). As of December 31, 2020, the aggregate TCS commitment was approximately $875 million.  In September 2021, it was agreed with TCS that Nielsen’s remaining Minimum Commitment, after giving effect to the sale of Global Connect, was $90 million (“Remaining Minimum Commitment”). It was also agreed that the remaining annual commitment for services would be $45 million in 2021 and $17 million per year from 2022 through 2025 (“Remaining Annual Commitment”).  As of December 31, 2021, the Remaining Minimum Commitment was fully satisfied and the Remaining Annual Commitment no longer applies as a result.

Other Contractual Obligations

Our other contractual obligations include finance lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

At December 31, 2021, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax positions at December 31, 2021, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $168 million in uncertain tax positions (which includes interest and penalties of $7 million) have been excluded from the contractual obligations table below. See Note 15 to our consolidated financial statements – “Income Taxes” – for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2022	2023	2024	2025	2026	Thereafter
Finance lease obligations(a)	$79	$38	$28	$11	$2	$—	$—
Operating leases(b)	196	57	42	25	14	11	47
Other contractual obligations(c)	226	148	37	20	19	2	—
Long-term debt, including current portion(a)	5,550	—	2,093	—	498	—	2,959
Interest(d)	1,453	256	228	184	163	159	463
Pension fund obligations(e)	13	13	—	—	—	—	—
Total	$7,517	$512	$2,428	$240	$696	$172	$3,469

(a)

Our short-term and long-term debt obligations are described in Note 12 – “Long-term Debt and Other Financing Arrangements” and our short-term and long-term finance lease obligations are described in Note 5 to our consolidated financial statements – “Leases”.

(b)	Our operating lease obligations are described in Note 17 to our consolidated financial statements – “Commitments and Contingencies”.
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

(d)	Interest payments consists of interest on both fixed-rate and variable-rate debt based on LIBOR as of December 31, 2021.
(e)

Our contributions to pension and other post-retirement defined benefit plans were $14 million, $13 million and $4 million during 2021, 2020 and 2019, respectively. Future minimum pension and other post-retirement benefits contributions are not determinable for time periods after 2022. See Note 11 to our consolidated financial statements – “Pensions and Other Post -Retirement Benefits” – for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2021, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee     all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $13 million at December 31, 2021.

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other of our officers, was filed in the Northern District of Illinois in

September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of our Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), our preparedness for changes in global data privacy laws and our reliance on third-party data. We moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against us and our officers were dismissed, while others were sustained. On February 3, 2022, the parties reached a settlement in principle to resolve this litigation and are currently documenting the terms of that settlement for submission to the Court. Once the formal documents are executed and submitted to the Court, the settlement will be subject to Court approval. The amount of any settlement payment, if approved, is expected to be paid by our insurance carriers.

In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of our current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. An amended complaint was filed on May 7, 2021, which we moved to dismiss on July 16, 2021. By agreement dated September 8, 2021, the action was stayed for a period of 90 days. On January 31, 2022, the stay was extended to June 1, 2022. We intend to defend this lawsuit vigorously. Based on currently available information, we believe that we have meritorious defenses to this action and that its resolution is not likely to have a material adverse effect on our business, financial position, or results of operations.

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

Summary of Recent Accounting Pronouncements

Income Taxes (Topic 740): Simplifying the Accounting for Income taxes

Effective January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements.  The adoption of this new standard did not have a significant impact on our financial statements.

Reference Rate Reform-Facilitation of the Effects of Reference Rate Reform on Financial Reporting

On March 12, 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

For the years ended December 31, 2021 and 2020, we recorded a net loss of $1 million and $2 million, respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions gains/(losses), net in our consolidated statements of operations. As of December 31, 2021 and 2020, the notional amounts of outstanding foreign currency derivative financial instruments were $29 million and $68 million, respectively.

The table below details the percentage of revenues and expenses by currency for the years ended December 31, 2021 and 2020:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2021
Revenues	83%	5%	12%
Operating costs	79%	6%	15%
Year ended December 31, 2020
Revenues	84%	5%	11%
Operating costs	80%	6%	14%

Based on the year ended December 31, 2021, a one cent change in the U.S. dollar/Euro exchange rate would have impacted revenues by approximately $2 million annually, with an immaterial impact on operating income/(loss).

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2021, we had $2,093 million of floating-rate debt under our senior secured credit facilities, of which $1,050 million was subject to effective floating-fixed interest rate swaps. These derivatives have been designated as interest rate cash flow hedges and fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate-debt. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($21 million without giving effect to any of our interest rate swaps).

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

Management has performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2021.

Ernst & Young LLP, independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting. The Company’s financial statements included in this annual report on Form 10-K also have been audited by Ernst & Young LLP. Their reports follow.

/s/ David Kenny	/s/ Linda Zukauckas
David Kenny	Linda Zukauckas
Chief Executive Officer	Chief Financial Officer

February 28, 2022	February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nielsen Holdings plc

Opinion on Internal Control Over Financial Reporting

We have audited Nielsen Holdings plc’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Nielsen Holdings plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index to Financial Statements in Item 8 and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

New York, New York

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Nielsen Holdings plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nielsen Holdings plc (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index to Financial Statements in Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Internally Developed Software
Description of the Matter

As more fully described in Note 6 to the consolidated financial statements, the Company internally develops software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred; costs incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset. At December 31, 2021, the net book value of internally developed software is approximately $614 million.

Auditing the Company’s accounting for the capitalization of its internally developed software involved especially challenging and subjective auditor judgment because of the degree of subjectivity involved in assessing which projects met the applicable accounting requirements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s internally developed software process. For example, we tested controls over the Company’s process to ensure that projects met applicable requirements for capitalization, that costs being capitalized were appropriate, and that the determination of technological feasibility was appropriate.

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

As more fully described in Note 6 to the consolidated financial statements, indefinite-lived intangible asset trade name is tested for impairment at least annually or more frequently if an event occurs or circumstances change that require the performance of an interim impairment assessment. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess. At December 31, 2021, the Company’s indefinite-lived intangible asset trade name had a carrying value of approximately $1.8 billion.

Auditing the Company’s indefinite-lived intangible asset trade name impairment test involved especially complex and subjective auditor judgment due to the estimation required in determining the fair value of the indefinite-lived trade name. The estimate of fair value of the indefinite-lived trade name is determined using the “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology included estimated future revenue (including long-term revenue growth rates), royalty rate and discount rate. Specifically, these assumptions can be affected adversely by changes in expectations about future industry, market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment review process. For example, we tested controls over management’s review of the “relief from royalty” discounted cash flow valuation methodology, including the significant assumptions described above.

To test the estimated fair value of the indefinite-lived trade name, we performed audit procedures that included, among others, evaluating the Company’s use of the discounted cash flow valuation methodology, the completeness and accuracy of the underlying data and the significant assumptions described above. We compared the significant assumptions to current industry, market and economic conditions, the Company’s historical results and other relevant factors. We considered the accuracy of management’s historical projections of revenue compared to actual revenue. We also performed sensitivity analyses to evaluate the potential changes in the fair value of the indefinite-lived trade name resulting from changes in the significant assumptions. We involved valuation specialists to assist in our evaluation of the Company’s valuation methodology, discount rate and royalty rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

New York, New York

February 28, 2022

Nielsen Holdings plc

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)	2021	2020	2019
Revenues	$3,500	$3,361	$3,441
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,212	1,235	1,191
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	891	714	885
Depreciation and amortization	512	550	465
Impairment of goodwill and other long-lived assets	—	146	—
Restructuring charges	13	37	30
Operating income	872	679	870
Interest expense, net	(285)	(329)	(342)
Foreign currency exchange transaction (losses)/gains, net	(5)	17	(13)
Other expense, net	(24)	(20)	(77)
Income from continuing operations before income taxes and equity in net loss of affiliates	558	347	438
Benefit/(provision) for income taxes	2	(144)	141
Equity in net loss of affiliates	(1)	—	—
Net income from continuing operations	559	203	579
Net income/(loss) from discontinued operations, net of income taxes	412	(196)	(982)
Net income/(loss)	971	7	(403)
Net income attributable to noncontrolling interests	8	13	12
Net income/(loss) attributable to Nielsen shareholders	$963	$(6)	$(415)
Net income/(loss) per share of common stock, basic
Net income/(loss) from continuing operations attributable to Nielsen shareholders	$1.54	$0.53	$1.59
Net income/(loss) from discontinued operations attributable to Nielsen shareholders.........................	1.15	(0.55)	(2.76)
Net income/(loss) attributable to Nielsen shareholders	$2.69	$(0.02)	$(1.17)
Net income/(loss) per share of common stock, diluted
Net income attributable to Nielsen shareholders	$1.53	$0.53	$1.59
Net income/(loss) from discontinued operations attributable to Nielsen shareholders.........................	1.14	(0.55)	(2.75)
Net income/(loss) attributable to Nielsen shareholders	$2.67	$(0.02)	$(1.16)
Weighted-average shares of common stock outstanding, basic	358,649,432	356,860,635	355,731,862
Dilutive shares of common stock	1,801,082	1,404,459	1,099,853
Weighted-average shares of common stock outstanding, diluted	360,450,514	358,265,094	356,831,715
Dividends declared per common share	$0.24	$0.24	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Net income/(loss)	$971	$7	$(403)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	173	(45)	5
Changes in the fair value of cash flow hedges (2)	21	(20)	(30)
Defined benefit pension plan adjustments (3)	172	(35)	132
Total other comprehensive income/(loss)	366	(100)	107
Total comprehensive income/(loss)	1,337	(93)	(296)
Less: comprehensive income attributable to noncontrolling interests	7	13	14
Total comprehensive income/(loss) attributable to Nielsen shareholders	$1,330	$(106)	$(310)

(1)	Net of tax of $(1) million, $9 million and $(4) million for the year ended December 31, 2021, 2020 and 2019, respectively.

(2)	Net of tax of $(8) million, $8 million and $11 million for the year ended December 31, 2021, 2020 and 2019, respectively.

(3)	Net of tax of $(53) million, $8 million and $(8) million for the year ended December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Nielsen Holdings plc

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020
Assets:
Current assets
Cash and cash equivalents	$380	$500
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $13 and $23 as of December 31, 2021 and 2020, respectively	517	465
Prepaid expenses and other current assets	243	195
Current assets, discontinued operations	-	1,064
Total current assets	1,140	2,224
Non-current assets
Property, plant and equipment, net	273	270
Operating lease right-of-use asset	144	161
Goodwill	5,599	5,680
Other intangible assets, net	3,462	3,663
Deferred tax assets	55	53
Other non-current assets	147	159
Non-current assets, discontinued operations	-	1,925
Total assets	$10,820	$14,135
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$478	$499
Deferred revenues	131	135
Income tax liabilities	13	15
Current portion of long-term debt, finance lease obligations and short-term borrowings	35	276
Current liabilities, discontinued operations	-	989
Total current liabilities	657	1,914
Non-current liabilities
Long-term debt and finance lease obligations	5,591	6,684
Deferred tax liabilities	561	888
Operating lease liabilities	126	140
Other non-current liabilities	389	429
Non-current liabilities, discontinued operations	-	1,837
Total liabilities	7,324	11,892
Commitments and contingencies (Note 16)
Equity:
Nielsen shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 and 1,185,800,000 shares authorized; 359,267,580 and 357,678,263 shares issued and 359,267,535 and 357,644,935 shares outstanding at December 31, 2021 and 2020, respectively	32	32
Additional paid-in capital	4,273	4,340
Retained earnings/(accumulated deficit)	(253)	(1,216)
Accumulated other comprehensive loss, net of income taxes	(738)	(1,105)
Total Nielsen shareholders’ equity	3,314	2,051
Noncontrolling interests	182	192
Total equity	3,496	2,243
Total liabilities and equity	$10,820	$14,135

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(IN MILLIONS)	2021	2020	2019
Operating Activities
Net income from continuing operations	$559	$203	$579
Net loss from discontinued operations	(77)	(196)	(982)
Gain on disposal of Global Connect, net of tax, within discontinued operations	489	—	—
Net income/(loss)	971	7	(403)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	37	53	50
Gain on disposal of Global Connect, net of tax, within discontinued operations	(489)	—	—
Deferred income tax	(116)	(69)	5
Currency exchange rate differences on financial transactions and other (gains)/losses	35	23	178
Equity in net loss of affiliates, net of dividends received	4	—	1
Depreciation and amortization	548	864	756
Impairment of goodwill and other long-lived assets	—	184	1,004
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(66)	(28)	4
Prepaid expenses and other assets	(6)	138	64
Accounts payable and other current liabilities and deferred revenues	(184)	(38)	(20)
Other non-current liabilities	(61)	(95)	(95)
Interest payable	29	13	11
Income taxes	(36)	(53)	(489)
Net cash provided by operating activities	666	999	1,066
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(20)	(30)	(61)
Proceeds from the sale of subsidiaries and affiliates, net	2,269	13	17
Additions to property, plant and equipment and other assets	(81)	(86)	(116)
Additions to intangible assets	(260)	(433)	(403)
Proceeds from the sale of property, plant and equipment and other assets	3	—	—
Other investing activities	22	(1)	(19)
Net cash provided by/(used in) by investing activities	1,933	(537)	(582)
Financing Activities
Net borrowings under revolving credit facility	—	—	—
Proceeds from issuances of debt, net of issuance costs	1,231	2,971	—
Repayment of debt	(3,882)	(3,092)	(57)
Cash dividends paid to shareholders	(86)	(86)	(395)
Activity from share-based compensation plans	(15)	(12)	(8)
Proceeds from employee stock purchase plan	2	3	4
Finance leases	(48)	(60)	(60)
Other financing activities	(18)	(31)	(28)
Net cash used in financing activities	(2,816)	(307)	(544)
Effect of exchange-rate changes on cash and cash equivalents	(13)	1	(10)
Net (decrease)/increase in cash and cash equivalents	(230)	156	(70)
Cash and cash equivalents at beginning of period	610	454	524
Cash and cash equivalents at end of period	$380	$610	$454
Supplemental Cash Flow Information
Cash paid for income taxes	$128	$189	$224
Cash paid for interest, net of amounts capitalized	264	358	386

The accompanying notes are an integral part of these consolidated financial statements.

Nielsen Holdings plc

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243
Net income/(loss)	—	—	963	—	—	—	963	8	971
Currency translation adjustments, net of tax of $(1)	—	—	—	(59)	—	—	(59)	(1)	(60)
Cash flow hedges, net of tax of $(8)	—	—	—	—	21	—	21	—	21
Unrealized gains on pension liability, net of tax of $(11)	—	—	—	—	—	31	31	—	31
Other comprehensive gain on disposition, net of tax of $(42)	—	—	—	233	—	141	374	—	374
Employee stock purchase plan	—	2	—	—	—	—	2	—	2
Dividends to shareholders	—	(86)	—	—	—	—	(86)	(15)	(101)
Common stock activity from share-based compensation plans	—	(10)	—	—	—	—	(10)	—	(10)
Share-based compensation expense	—	36	—	—	—	—	36	—	36
Other	—	(9)	—	—	—	—	(9)	(2)	(11)
Balance, December 31, 2021	$32	$4,273	$(253)	$(647)	$(18)	$(73)	$3,314	$182	$3,496

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388
Net income/(loss)	—	—	(6)	—	—	—	(6)	13	7
Currency translation adjustments, net of tax of $9	—	—	—	(45)	—	—	(45)	—	(45)
Cash flow hedges, net of tax of $8	—	—	—	—	(20)	—	(20)	—	(20)
Defined benefit pension plan adjustments, net of tax of $8	—	—	—	—	—	(35)	(35)	—	(35)
Capital contribution by a non-controlling partner	—	—	—	—	—	—	—	1	1
Employee stock purchase plan	—	4	—	—	—	—	4	—	4
Dividends to shareholders	—	(86)	—	—	—	—	(86)	(15)	(101)
Common stock activity from share-based compensation plans	—	(12)	—	—	—	—	(12)	—	(12)
Share-based compensation expense	—	56	—	—	—	—	56	—	56
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243

Consolidated Statements of Changes in Equity

The accompanying notes are an integral part of these consolidated financial statements.

				Accumulated Other Comprehensive Income (Loss), Net
		Additional	Retained Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2018	$32	$4,720	$(795)	$(779)	$11	$(342)	$2,847	$196	$3,043
Net income/(loss)	—	—	(415)	—	—	—	(415)	12	(403)
Currency translation adjustments, net of tax of $(4)	—	—	—	3	—	—	3	2	5
Cash flow hedges, net of tax of $11	—	—	—	—	(30)	—	(30)	—	(30)
Defined benefit pension plan adjustments, net of tax of $(8)	—	—	—	—	—	132	132	—	132
Capital contribution by a non-controlling partner	—	—	—	—	—	—	—	2	2
Divestiture of a non-controlling interest in a consolidated subsidiary	—	—	—	—	—	—	—	(2)	(2)
Employee stock purchase plan	—	4	—	—	—	—	4	—	4
Dividends to shareholders	—	(395)	—	—	—	—	(395)	(17)	(412)
Common stock activity from share-based compensation plans	—	(8)	—	—	—	—	(8)	—	(8)
Share-based compensation expense	—	57	—	—	—	—	57	—	57
Balance, December 31, 2019	$32	$4,378	$(1,210)	$(776)	$(19)	$(210)	$2,195	$193	$2,388

Nielsen Holding plc

Notes to Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Significant Accounting Policies

          Nielsen Holdings plc (“Nielsen” or the “Company”) serves the world’s media and content ecosystem and is a global leader in audience measurement, data and analytics. Through its understanding of people and their behaviors across all channels and platforms, Nielsen empowers its clients with independent and actionable intelligence so they can connect and engage with their audiences—now and into the future.

          Nielsen provides a holistic and objective understanding of the media industry to its various client segments. The Company’s data is used by its publishing clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content. Its data is used by its marketer and advertiser agency clients to plan and optimize their spend and is used by content creator clients to inform decisions and identify trends. An S&P 500 company, Nielsen has operations in more than 55 countries, with its registered office located in Oxford, the United Kingdom and headquarters located in New York, United States.

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

Sale of Nielsen’s Global Connect Business

           On March 5, 2021, Nielsen completed the previously announced sale of its Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Purchaser”), pursuant to the Stock Purchase Agreement, dated as of October 31, 2020 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Purchaser acquired Global Connect by means of a sale of the equity interests of certain subsidiaries held by Nielsen, which operate Global Connect, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and a warrant to purchase equity interests in the company that, following the sale, owns Global Connect (the “Connect Warrant”). The Company received net proceeds of $2.4 billion on March 5, 2021 andrecorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment. See Note 20 to our consolidated financial statements– Discontinued Operations.

          The results of operations of Global Connect have been classified as discontinued operations for all periods presented. As such, the results of Global Connect have been excluded from both continuing operations and segment results for all periods presented. Nielsen’s continuing business operates as a single operating and reportable segment.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotions associated with marketing/media research services. Advertising and marketing costs totaled $19 million, $5 million and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The effect of 2,342,903, 3,132,528 and 3,950,984 shares of common stock equivalents under stock compensation plans were excluded from the calculation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, as such shares would have been anti-dilutive.

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

During the years ended December 31, 2021, 2020 and 2019, the Company sold $10 million, $249 million and $318 million, respectively, of accounts receivables to third parties and recorded an immaterial loss on the sale to interest expense, net in the consolidated statement of operations. As of December 31, 2021, 2020 and 2019, zero, $30 million and $66 million, respectively, of previously sold receivables, remained outstanding. The sales were accounted for as true sales, without recourse. Nielsen maintains servicing responsibilities of the receivables sold during the year, for which the related costs are not significant. The proceeds of $10 million, $249 million and $318 million from the sales were reported as a component of the changes in trade and other receivables, net within operating activities in the consolidated statement of cash flows.

Discontinued Operations

          Nielsen considers an asset to be held for sale when management, having the authority through shareholder and/or Board approval, as needed, commits to a formal plan to actively market the asset for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, Nielsen records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with GAAP, assets held for sale are not depreciated or amortized.

          If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. Certain corporate costs directly attributable to the discontinued operations and transaction costs directly related to the sale are also presented within net income/(loss) from discontinued operations, net of income taxes. The assets and liabilities have been accounted for as assets held for sale in Nielsen’s consolidated balance sheets through the date of the sale. The operating results related to these lines of business have been included in discontinued operations in Nielsen’s consolidated statements of operations.  The consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. See Note 20 – Discontinued Operations for further detail.

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

Reference Rate Reform-Facilitation of the Effects of Reference Rate Reform on Financial Reporting

          On March 12, 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3. Revenue Recognition

Revenue is measured based on the consideration specified in a contract with a customer.  The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer, which generally occurs over time. Substantially all of the Company’s customer contracts are non-cancelable and non-refundable.

Revenue is primarily generated from television, radio, digital and mobile audience measurement services and analytics, which are used by the Company’s clients to establish the value of airtime and more effectively schedule and promote their programming and the Company’s advertising clients to plan and optimize their spend. As the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer.

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

The table below sets forth the Company’s revenue disaggregated by major product offerings and timing of revenue recognition.

(IN MILLIONS)	Year Ended December 31,
	2021	2020	2019

Measurement	$2,545	$2,455	$2,471
Impact/Content	955	906	970
Total	$3,500	$3,361	$3,441

Timing of revenue recognition
Products transferred at a point in time	$397	$342	$286
Products and services transferred over time	3,103	3,019	3,155
Total	$3,500	$3,361	$3,441

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

Contract liabilities relate to advance consideration received or the right to consideration that is unconditional from customers for which revenue is recognized when the performance obligation is satisfied and control is transferred to the customer.

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)	Year Ended December 31,
	2021	2020
Contract assets	$97	$94
Contract liabilities	$131	$135

The increase in the contract assets balance during the period was primarily due to $88 million of revenue recognized that was not billed, in accordance with the terms of the contracts, as of December 31, 2021, partially offset by $84 million of contract assets included in the December 31, 2020 balance that were invoiced to Nielsen’s clients and therefore transferred to trade receivables.

The decrease in the contract liability balance during the period was primarily due to $120 million of revenue recognized during the period that had been included in the December 31, 2020 contract liability balance and the effect of foreign currency translation, partially offset by $120 million of advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized during the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, approximately $3.3 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for Nielsen’s services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 85% of these remaining performance obligations through December 31, 2023, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of December 31, 2021 and 2020, the balances of such capitalized costs were $31 million and $3 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. As of December 31, 2021 and 2020, there was no amortization recorded given that the Company has not yet begun to transfer the goods and services associated with these capitalized costs. There was no impairment loss recorded in any of the periods recorded.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts rollforward incorporating expected credit losses for the years ended December 31, 2021 and 2020, respectively.

(IN MILLIONS)	Balance Beginning of Period	Net Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable
Year ended December 31, 2021	$11	$(4)	$-	$(1)	$6
Year ended December 31, 2020	8	7	(4)	-	11

Note 4. Business Acquisitions

For the years ended December 31, 2021, 2020 and 2019, Nielsen paid cash consideration of $20 million, $3 million and $45 million, respectively, associated with current period acquisitions, net of cash acquired. Had these acquisitions occurred as of January 1 of each year, the impact on Nielsen’s consolidated results of operations would not have been material.

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

The components of lease expense were as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$44	$41	$40
Interest on lease liabilities	5	6	7
Total finance lease cost	49	47	47
Operating lease cost	55	52	44
Variable lease costs	2	-	-
Short-term lease costs	1	-	1
Sublease income	(5)	(1)	(2)
Total lease cost	$102	$98	$90

Nielsen recognized rental income received under subleases from operating leases of $3 million, zero and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, Nielsen had aggregate future proceeds to be received under operating lease sub-lease guarantees of $6 million.

Supplemental balance sheet information related to leases was as follows:

(in millions, except lease term and discount rate)	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$144	$161

Other current liabilities	54	50
Operating lease liabilities	126	140
Total operating lease liabilities	$180	$190

Finance leases
Property, plant and equipment, gross	$327	$300
Accumulated depreciation	(220)	(175)
Property, plant and equipment, net	107	125

Other intangible assets, gross	12	11
Accumulated amortization	(10)	(9)
Other intangible assets, net	2	2

Accounts payable and other current liabilities	34	39
Long-term debt and finance lease obligations	42	59
Total finance lease liabilities	$76	$98

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in finance leases	(5)	(6)
Operating cash flows used in operating leases	(66)	(41)
Financing cash flows used in finance leases	(45)	(44)
Right-of-use assets obtained in exchange for new finance lease liabilities	26	32
Right-of-use assets obtained in exchange for new operating lease liabilities	29	30
Weighted-average remaining lease term--finance leases	2 years	3 years
Weighted-average remaining lease term--operating leases	6 years	7 years
Weighted-average discount rate--finance leases	5.0%	5.2%
Weighted-average discount rate--operating leases	2.9%	4.0%

Annual maturities of Nielsen’s lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
2022	$57	$38
2023	42	28
2024	25	11
2025	14	2
2026	11	-
Thereafter	47	-
Total lease payments	196	79
Less imputed interest	(16)	(3)
Total	$180	$76

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Nielsen has designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of the Company’s formal budget and business plan review. Nielsen reviews the recoverability of its goodwill by comparing the estimated fair value of Nielsen’s reporting unit with the respective carrying amount. The Company established, and continues to evaluate, its reporting unit based on its internal reporting structure and defines such reporting unit at its operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis supplemented by a market-based approach.

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

Nielsen conducted the annual assessment as of October 1, 2021 and concluded that there was no impairment.

          Goodwill is stated at historical cost less accumulated impairments losses, if any.

The table below summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, respectively.

(IN MILLIONS)
Balance, December 31, 2019	$5,662
Acquisitions, divestitures and other adjustments	(3)
Effect of foreign currency translation	21
Balance, December 31, 2020	$5,680
Acquisitions, divestitures and other adjustments	(62)
Effect of foreign currency translation	(19)
Balance, December 31, 2021	$5,599
Cumulative impairments	$376

At December 31, 2021, $20 million of goodwill is expected to be deductible for income tax purposes.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty”

discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates, estimated future revenue (inclusive of long-term revenue growth rates) and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.

The 2021 evaluation resulted in no indefinite lived intangible impairment charges.  As of the annual impairment assessment, the fair value exceeded carrying value by less than 10%.  The valuation is sensitive to the assumptions discussed above. A downward trend in revenue projections or an increase in discount rate could lead to a future impairment.

          Pursuant to the Connect Transaction, we granted Purchaser a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Connect segment.  However, as this indefinite-lived trade name will be retained by us as part of the Connect Transaction, the trade name is included within continuing operations. During the first quarter of 2021, we concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect. Based on our interim impairment assessment, Nielsen concluded that the estimated fair values exceeded their carrying values, thus no impairment was recorded.

During the fourth quarter of 2020 as of our October 1, 2020 assessment date, Nielsen concluded that the fair value was less than the carrying amount for our indefinite-lived intangible asset and recorded a non-cash impairment charge of $88 million.  The impairment was primarily a result of change in market comparable data inputs utilized in establishing the discount rate, which resulted in a higher discount rate in the valuation, as well as slightly downward revisions of management’s forecasts of future revenues.

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

         There was no impairment or indicators of impairment noted in 2021 with respect to the Company’s amortizable intangible assets.

During 2020, Nielsen decided to exit smaller, underperforming markets and non-core businesses and product lines and concluded that this decision represented an impairment indicator for the long-lived assets within those markets and businesses. In addition, during the fourth quarter of 2020, Nielsen identified a change in the extent to which certain self-developed software would be utilized and concluded this represented an impairment indicator. To the extent that the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value. The non-cash impairment charge for amortizable intangibles was $53 million for the year ended December 31, 2020.

The table below summarizes the carrying value of such intangible assets and their estimated useful lives:

			Gross Amounts		Accumulated Amortization
	Estimated	Weighted	December 31,	December 31,	December 31,	December 31,
(IN MILLIONS)	Useful Lives	Average	2021	2020	2021	2020
Indefinite-lived intangibles:
Trade names and trademarks			$1,833	$1,833	$—	$—
Amortized intangibles:
Trade names and trademarks	5-20 years	9 years	110	128	(96)	(110)
Customer-related intangibles	6-25 years	20 years	2,558	2,564	(1,689)	(1,580)
Covenants-not-to-compete	1-7 years	2 years	26	26	(26)	(26)
Content databases	12-16 years	12 years	168	168	(67)	(53)
Computer software	3-10 years	5 years	1,572	1,372	(947)	(692)
Patents and other	3-10 years	7 years	148	153	(128)	(120)
Total			$4,582	$4,411	$(2,953)	$(2,581)

The amortization expense for the years ended December 31, 2021, 2020 and 2019 was $412 million, $444 million and $356 million, respectively. These amounts include amortization expense associated with computer software of $269 million, $292 million and $199 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the net book value of purchased software and internally developed software was $11 million and $614 million, respectively.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2022	$397
2023	322
2024	234
2025	155
2026	133
Thereafter	388
Total	$1,629

Note 7. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the years ended December 31, 2021 and 2020, respectively.

	Currency
	Translation	Cash Flow	Post-Employment
(IN MILLIONS)	Adjustments	Hedges	Benefits	Total
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)
Other comprehensive (loss)/income before reclassifications	$(60)	$3	$28	$(29)
Amounts reclassified from accumulated other comprehensive loss	233	18	144	395
Net current period other comprehensive income	173	21	172	366
Net current period other comprehensive loss attributable to noncontrolling interest	(1)	—	—	(1)
Net current period other comprehensive income attributable to Nielsen shareholders	174	21	172	367
Balance December 31, 2021	$(647)	$(18)	$(73)	$(738)

	Currency
	Translation	Cash Flow	Post-Employment
(IN MILLIONS)	Adjustments	Hedges	Benefits	Total
Balance December 31, 2019	$(776)	$(19)	$(210)	$(1,005)
Other comprehensive income/(loss) before reclassifications	$(45)	$(37)	$(44)	$(126)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	17	9	26
Net current period other comprehensive income/(loss) attributable to Nielsen shareholders	(45)	(20)	(35)	(100)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)

          The table below summarizes the reclassification of accumulated other comprehensive loss by component for the years ended December 31, 2021 and 2020, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Year Ended December 31,		Consolidated
Income components	2021	2020	Statement of Operations
Currency Translation Adjustments
Currency translation losses on dispositions(1)	$233	$—	Net income/(loss) from discontinued operations
Cash flow hedges
Interest rate contracts	$25	$23	Interest (income)/expense
	(7)	(6)	(Benefit)/provision for income taxes
	$18	$17	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(2)	$14	$17	Other expense, net
	(11)	(8)	(Benefit)/provision for income taxes
	$3	$9	Total, net of tax
Unrealized (gains)/losses on pension liability on dispositions(1)	$141	$—	Net income/(loss) from discontinued operations
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$144	$9
Total reclassification for the period	$395	$26	Net of tax

(1)

The sale of Global Connect resulted in a total reclassification from accumulated other comprehensive income of $374 million, including accumulated currency translation adjustment of $233 million, and unrealized gain on pension liability of $141 million, net of taxes for the year ended December 31, 2021.

(2)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

Note 8. Property, Plant and Equipment

Property, plant and equipment are carried at historical cost less accumulated depreciation and impairment losses. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives.

Nielsen is required to assess whether the value of our long-lived assets, including the Company’s buildings, improvements, technical and other equipment, have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Nielsen does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires Nielsen to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change.

During 2020, Nielsen concluded that the decision to exit smaller, underperforming markets and non-core businesses was an impairment indicator for the long-lived assets within those exits. Where the carrying value of the assets exceeded the sum of the future undiscounted cash flows, we measured an impairment charge using a discounted cash flow method for estimation of the assets’ fair value. During the year ended December 31, 2020, we recognized a pre-tax non-cash impairment charge associated with property, plant and equipment of $5 million. There was no impairment or indicators of impairment noted in 2021 with respect to the Company’s property, plant and equipment.

The following tables summarizes the carrying value of our property, plant and equipment including the associated useful lives:

	Estimated	December 31,	December 31,
(IN MILLIONS)	Useful Life	2021	2020
Land and buildings	25-50 years	$177	$174
Information and communication equipment	3-10 years	649	567
Furniture, equipment and other	3-10 years	30	19
		856	760
Less accumulated depreciation and amortization		(583)	(490)
		$273	$270

Depreciation and amortization expense from operations related to property, plant and equipment was $93 million, $90 million and $91 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The above amounts include amortization expense on assets under finance leases and other financing obligations of $42 million, $37 million and $40 million for the years ended December 31, 2021, 2020 and 2019, respectively. Finance leases and other financing obligations are comprised primarily of land and buildings and information and communication equipment. See Note 5 “Leases” for further information on finance leases.

Note 9. Fair Value Measurements

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

In addition, the Company has accounts receivable that are not collateralized. Nielsen services high quality clients dispersed across many geographic areas. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts.

Investments include investments in affiliates and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. No impairment charge was recorded for the years ended December 31, 2021, 2020 and 2019.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31,
(IN MILLIONS)	2021	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$24	$24	$—	$—
Investment in mutual funds (2)	1	1	—	—
Warrant (3)	6	—	—	6
Total	$31	$25	$—	$6
Liabilities:
Interest rate swap arrangements (4)	$22	$—	$22	$—
Deferred compensation liabilities (5)	24	24	—	—
Total	$46	$24	$22	$—

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$24	$24	$—	$—
Investment in mutual funds (2)	2	2	—	—
Total	$26	$26	$—	$—
Liabilities:
Interest rate swap arrangements (3)	$52	$—	$52	$—
Deferred compensation liabilities (5)	24	24	—	—
Total	$76	$24	$52	$—

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
(3)

The estimated fair value of the Connect Warrant issued March 5, 2021 of $5 million was part of the proceeds related to the sale of Global Connect and included in the net gain on sale of Global Connect. The Connect Warrant is marked-to-market each reporting period with the subsequent change in fair value recorded to other income/(expense), net in the  consolidated statement of operations.  The Connect Warrant is reported within other non-current assets within the consolidated balance sheet.  The fair value of the Connect Warrant asset is estimated using a Black-Scholes option-pricing model and had an estimated fair value of $6 million as of December 31, 2021.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 12 – Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions pursuant to which the Company could be declared in default on its derivative obligations if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders. At December 31, 2021, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/(loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.  The Company has $1,050 million aggregate notional amount of forward interest rate swaps outstanding as of December 31, 2021.  These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate-debt.  These derivatives have been designated as interest rate cash flow hedges.

As of December 31, 2021, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date	Interest Rates

$250	July 2022	2.00%
$150	April 2023	2.26%
$250	May 2023	2.72%
$250	June 2023	2.07%
$150	July 2023	1.82%

         The effect of cash flow hedge accounting on the consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019:

	Interest Expense
	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$285	$331	$348
Amount of (gain)/loss reclassified from accumulated other comprehensive income/(loss) into income, net of tax	$18	$17	$(7)

          There were no income/(loss) reclassified from accumulated other comprehensive income/(loss) into income as a result that a forecasted transaction is no longer probable of occurring, for all years presented.

Nielsen expects to recognize approximately $17 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Foreign Currency Exchange Risk

During the years ended December 31, 2021 and 2020, Nielsen recorded a net loss of $1 million and $2 million respectively, associated with foreign currency derivative financial instruments within foreign currency exchange transactions losses, net in Nielsen’s consolidated statements of operations.  As of December 31, 2021 and 2020, the notional amounts of the outstanding foreign currency derivative financial instruments were $29 million and $68 million, respectively.

See Note 12 – “Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Accounts Payable and Other Current	Other Non- Current	Accounts Payable and Other Current	Other Non- Current
(IN MILLIONS)	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$4	$18	$4	$48

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in effective cash flow hedging relationships for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Amount of (Gain)/Loss				Amount of (Gain)/Loss
	Recognized in OCI			Location of (Gain)/Loss	Reclassified from OCI
Derivatives in Cash Flow	on Derivatives			Reclassified from OCI	into Income
Hedging Relationships	December 31,			into Income	December 31,
(IN MILLIONS)	2021	2020	2019		2021	2020	2019
Interest rate swaps	$(5)	$52	$33	Interest expense	$25	$23	$(9)

Note 10. Restructuring Activities

Productivity Initiatives

Restructuring charges are primarily related to programs associated with Nielsen’s plans to reduce selling, general and administrative expenses, consolidate real estate locations, as well as automation initiatives.

On June 30, 2020, Nielsen announced a broad-based optimization plan to drive permanent cost savings and operational efficiencies, as well as to position the Company for greater profitability and growth. The plan was substantially completed in 2020. For the years ended December 31, 2021 and 2020, pre-tax restructuring charges were $13 million and $37 million, respectively.

Nielsen incurred $13 million of restructuring charges in the year ended December 31, 2021, primarily relating to real estate consolidation.

A summary of the changes in the liabilities for restructuring activities is provided below:

Total
(IN MILLIONS)	Initiatives
Balance at December 31, 2018	$22
Reclassification of ASC 420 real estate restructuring to right-of -use asset (1)	(14)
Charges(2)	20
Non-cash charges and other adjustments	1
Payments	(20)
Balance at December 31, 2019	9
Charges(3)	30
Non-cash charges and other adjustments	-
Payments	(25)
Balance at December 31, 2020	14
Charges (4)	-
Non-cash charges and other adjustments	(2)
Payments	(12)
Balance at December 31, 2021	$-

(1)	Upon adoption of ASC 842, the real estate operating lease ASC 420 liabilities were reclassified and presented as a reduction of the related operating lease right-of-use asset.
(2)	Excludes charges related to operating lease right-of-use assets of $10 million.
(3)	Excludes charges related to operating lease right-of-use assets of $7 million. Includes $7 million of adjustments related to changes in a plan to exit a business.
(4)	Excludes charges related to operating lease right-of-use assets of $13 million

Note 11. Pensions and Other Post-Retirement Benefits

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

To determine the expected long-term rate of return on pension plan assets, Nielsen considers, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. The Company assumed that the weighted averages of long-term returns on our pension plans were 5.8% for the year ended December 31, 2021, 6.5% for the year ended December 31, 2020 and 6.7% for the year ended December 31, 2019. The expected long-term rate of return is applied to the fair value of pension plan assets. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, it is appropriate to use long-term expected forecasts in selecting Nielsen’s expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts.

During 2019, certain of the Company’s pension plans contracted with insurance companies and transferred $53 million of outstanding defined benefit pension obligations and related pension assets for approximately 125 retirees and beneficiaries in the UK to the insurance companies. The insurance companies are now required to pay and administer the retirement benefits owed to these retirees and beneficiaries. These transactions have no impact on the amount, timing, or form of the monthly retirement benefit payments to the covered retirees and beneficiaries. These transactions resulted in a non-cash charge to other income/expense of $6 million in our consolidated statements of operations and did not impact cash flows in 2019.

The actuarial gains on the benefit obligation during 2021 were approximately $19 million. This consists of a $20 million gain due to changes in financial assumptions, with the primary driver being an increase in discount rates in most countries. This gain was partially offset by a loss of $1 million related to changes in mortality tables.

A summary of the activity for the Pension Plans follows:

	Year Ended December 31, 2021
	United
(IN MILLIONS)	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$419	$37	$456
Service cost	—	3	3
Interest cost	7	1	8
Plan participants’ contributions	—	1	1
Actuarial (gain)/loss	(16)	(3)	(19)
Benefits paid	(14)	(1)	(15)
Settlements	—	(1)	(1)
Effect of foreign currency translation	—	(1)	(1)
Benefit obligation at end of period	396	36	432
Change in plan assets
Fair value of plan assets at beginning of period	305	18	323
Actual return on plan assets	23	—	23
Employer contributions	11	3	14
Plan participants’ contributions	—	1	1
Benefits paid	(14)	(1)	(15)
Settlements	—	(1)	(1)
Fair value of plan assets at end of period	325	20	345
Funded status	$(71)	$(16)	$(87)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	(1)	—	(1)
Accrued benefit liability included in other non-current liabilities	(70)	(16)	(86)
Net amount recognized	$(71)	$(16)	$(87)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (gain)/loss	$(23)	$(2)	$(25)
Settlement loss	—	—	—
Amortization of net loss	(13)	(1)	(14)
Total recognized in other comprehensive (income)/loss	$(36)	$(3)	$(39)
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$99	$7	$106

	Year Ended December 31, 2020
	United
(IN MILLIONS)	States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$378	$2	$380
Service cost	—	3	3
Interest cost	11	1	12
Actuarial (gain)/loss	46	4	50
Benefits paid	(16)	—	(16)
Settlements	—	(1)	(1)
Other	—	26	26
Effect of foreign currency translation	—	2	2
Benefit obligation at end of period	419	37	456
Change in plan assets
Fair value of plan assets at beginning of period	270	1	271
Actual return on plan assets	40	1	41
Employer contributions	11	2	13
Benefits paid	(16)	—	(16)
Settlements	—	(1)	(1)
Other	—	15	15
Fair value of plan assets at end of period	305	18	323
Funded status	$(114)	$(19)	$(133)
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability included in other non-current liabilities	(114)	(19)	(133)
Net amount recognized	$(114)	$(19)	$(133)
Amounts recognized in Other Comprehensive Income/(Loss), before tax
Net (gain)/loss	$23	$4	$27
Settlement loss	—	(1)	(1)
Amortization of net loss	(11)	1	(10)
Total recognized in other comprehensive (income)/loss	$12	$4	$16
Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax
Unrecognized losses	$135	$5	$140

The total accumulated benefit obligation and minimum liability changes for the Pension Plans were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(IN MILLIONS)	2021	2020	2019
Accumulated benefit obligation.	$425	$450	$380

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2021
	United
(IN MILLIONS)	States	Other	Total
Accumulated benefit obligation	$396	$24	$420
Fair value of plan assets	325	13	338

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2021
	United
(IN MILLIONS)	States	Other	Total
Projected benefit obligation	$396	$35	$431
Fair value of plan assets	325	19	344

	Pension Plans with Accumulated
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2020
	United
(IN MILLIONS)	States	Other	Total
Accumulated benefit obligation	$419	$24	$443
Fair value of plan assets	305	12	317

	Pension Plans with Projected
	Benefit Obligation in Excess of Plan
	Assets at December 31, 2020
	United
(IN MILLIONS)	States	Other	Total
Projected benefit obligation	$419	$36	$455
Fair value of plan assets	305	17	322

Net periodic benefit costs for the years ended December 31, 2021 and 2020, respectively, includes the following components:

	United
(IN MILLIONS)	States	Other	Total
Year ended December 31, 2021
Service cost	$—	$3	$3
Interest cost	7	1	8
Expected return on plan assets	(15)	(2)	(17)
Amortization of net loss	13	1	14
Net periodic pension cost	$5	$3	$8
	United
(IN MILLIONS)	States	Other	Total
Year ended December 31, 2020
Service cost	$—	$3	$3
Interest cost	11	1	12
Expected return on plan assets	(17)	—	(17)
Amortization of net loss	11	—	11
Net periodic pension cost	$5	$4	$9

Net periodic benefit cost for the year ended December 31, 2019 includes the following components:

	United
(IN MILLIONS)	States	Other	Total
Year ended December 31, 2019
Interest cost	14	—	14
Expected return on plan assets	(17)	—	(17)
Settlement loss recognized	—	6	6
Amortization of net loss	6	—	6
Net periodic pension cost	$3	$6	$9

The non-cash settlement loss of $6 million in 2019 resulted from the transfer of defined benefit pension obligations and related assets in the UK to insurance companies which relieved Nielsen of its obligations related to the plans.

         Actuarial gains and losses are amortized over the average remaining service lives for plans with active participants, and over the average remaining lives for legacy plans with no active participants.

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
	2021		2020		2019
	US	Other	US	Other	NL	US	Other
Pension benefit obligation:
—discount rate	2.9%	2.0%	2.5%	1.5%	1.9%	3.4%	1.9%
—rate of compensation increase	—	3.2%	—	1.3%	1.1%	—	1.1%
Net periodic pension costs:
—discount rate	2.9%	1.5%	3.4%	1.8%	2.5%	4.4%	2.5%
—rate of compensation increase	—	3.1%	—	1.0%	1.1%	—	1.1%
—expected long-term return on plan assets	6.0%	3.7%	6.5%	3.9%	4.2%	6.7%	4.2%

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

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	United
	States	Other	Total
At December 31, 2021
Equity securities	55%	23%	53%
Fixed income securities	45	28	44
Other	—	49	3
Total	100%	100%	100%

	United
	States	Other	Total
At December 31, 2020
Equity securities	57%	16%	55%
Fixed income securities	43	21	41
Other	—	63	4
Total	100%	100%	100%

No Nielsen shares are held by the Pension Plans.

Nielsen’s primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2021 was 53% equity securities and 44% long-term interest-earning investments (debt or fixed income securities), and 3% other investments.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Real estate contracts are categorized as level 3 and are valued based on contractual terms.

Assets at fair value (See Note 9 – “Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2021 and 2020 are as follows:

(IN MILLIONS)	December 31, 2021				December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and equivalents	$6	$—	$—	$6	$7	$—	$—	$7
Equity securities – U.S.	70	2	—	72	70	7	—	77
Equity securities – Global.	12	37	—	49	12	32	—	44
Equity securities – non-U.S.	—	60	—	60	—	55	—	55
Real estate	—	2	1	3	—	2	2	4
Corporate bonds	127	24	—	151	114	20	—	134
Debt issued by national, state or local government	1	—	—	1	—	—	—	—
Other	—	3	—	3	—	2	—	2
Total assets at fair value at December 31, 2021 and December 31, 2020	$216	$128	$1	$345	$203	$118	$2	$323

The following is a summary of changes in the fair value of the Pension Plans’ Level 3 assets for the years ended December 31, 2021 and 2020:

(IN MILLIONS)	Real Estate
Balance, end of year December 31, 2019	$1
Actual return on plan assets:
Effect of foreign currency translation	1
Balance, end of year December 31, 2020	$2
Actual return on plan assets:
Effect of foreign currency translation	(1)
Balance, end of year December 31, 2021	$1

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

Contributions to the Pension Plans in 2022 are expected to be approximately $10 million for the U.S. plan and $3 million for other plans.

Estimated future benefit payments are as follows:

	United
(IN MILLIONS)	States	Other	Total
For the years ending December 31,
2022	$17	$2	$19
2023	19	2	21
2024	19	2	21
2025	19	2	21
2026	20	2	22
2027-2031	104	13	117

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the U.S. Nielsen’s expense related to these plans was $26 million, $22 million and $33 million for the years ended December 31, 2021, 2020 and 2019, respectively. In the U.S., Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations). Due to the COVID-19 pandemic, the defined contribution company matching was suspended in the U.S. effective May 9, 2020 through December 31, 2020, resulting in a reduction in the expense related to such plans. No contributions are made in shares of the Company’s common stock.

Note

12. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2021.

	December 31, 2021			December 31, 2020
		Weighted			Weighted
(IN MILLIONS)	Carrying	Interest	Fair	Carrying	Interest	Fair
Senior secured term loans	Amount	Rate	Value	Value	Rate	Value
Maturing in 2023, L+ 1.75%	$742		$742	$754		$752
Maturing in 2023, L+ 2.00%	1,351		1,352	1,603		1,602
Maturing in 2023, Euro L+ 2.50%	—		—	251		250
Maturing in 2025, Euro L+ 3.75%	—		—	639		654
Maturing in 2025, L+ 4.75%	—		—	419		434
Maturing in 2023 $850 revolving credit facility (L+ 1.75%)	—		—	—		—
Total (with weighted-average interest rate)	2,093	2.10%	2,094	3,666	3.01%	3,692
Senior debenture loans
$425 maturing in 2021, 5.500%	—		—	150		151
$825 maturing in 2022, 5.000%	—		—	824		828
$500 maturing in 2025, 5.000%	498		507	498		514
$1,000 maturing in 2028, 5.625%	987		1,031	985		1,088
$750 maturing in 2030, 5.875%	740		785	739		846
$625 maturing in 2029, 4.500%	616		613	—		—
$625 maturing in 2031, 4.750%	616		616	—		—
Total (with weighted-average interest rate)	3,457	5.52%	3,552	3,196	5.69%	3,427
Total long-term debt	5,550	4.24%	5,646	6,862	4.26%	7,119
Finance lease and other financing obligations	76			98
Total debt and other financing arrangements	5,626			6,960
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings	35			276
Non-current portion of long-term debt and finance lease and other financing obligations	$5,591			$6,684

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1or Level 2 in nature, respectively.

The carrying value of Nielsen’s long-term debt are denominated in the following currencies:

	December 31,	December 31,
(IN MILLIONS)	2021	2020
U.S. Dollars	$5,550	$5,972
Euro	—	890
	$5,550	$6,862

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2022	$—
2023	$2,093
2024	$—
2025	$498
2026	$—
Thereafter	$2,959
$5,550

On March 16, 2021, primarily utilizing the proceeds from the Connect Transaction, Nielsen completed the partial prepayment of $1.0 billion of the senior secured term loans due 2023 and $0.3 billion of the senior secured term loans due 2025. Nielsen redeemed $150 million outstanding aggregate principal amount of its 5.500% senior notes due 2021 effective March 21, 2021 and redeemed $825 million of outstanding aggregate principal amount of the 5.000% senior notes due 2022 effective April 10, 2021, in each case at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

Nielsen wrote-off certain previously deferred financing fees of $7.5 million associated with the redemptions during the period ended March 31, 2021, which was included within net income/(loss) from discontinued operations, net of tax.

          The redemption of the 2022 Notes resulted in a pre-tax charge of $1 million in the second quarter of 2021, which was included within other expense, net, in the consolidated statement of operations

On May 28, 2021, Nielsen Finance LLC and Nielsen Finance Co., each an indirect, wholly-owned subsidiary of Nielsen, issued $625 million aggregate principal amount of 4.500% Senior Notes due 2029 (the “2029 Notes”), and $625 million aggregate principal amount of 4.750% Senior Notes due 2031, (the “2031 Notes”). Nielsen capitalized $19 million of fees in connection with the refinancing.

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

During the fourth quarter of 2021, Nielsen utilized cash on hand to partially prepay approximately $250 millionof senior secured dollar term loans due 2023 at a prepayment price equal to par plus accrued and unpaid interest. Nielsen wrote-off certain previously deferred financing fees of $0.4 million in connection with the prepayments made during the fourth quarter of 2021.

           For the years ended December 31, 2021, 2020 and 2019 interest expense, net, includes zero, $2 million and $6 million, respectively, of interest income in our consolidated statement of operations.

          The indentures governing the senior notes limit the majority of Nielsen’s subsidiaries’ ability to use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen is required under each indenture to make an offer to redeem all of the Senior Notes issued pursuant to such indenture at a redemption price equal to the 101% of the aggregate principal amount plus accrued and unpaid interest. The Senior Notes are jointly and severally guaranteed by Nielsen, substantially all of the wholly owned material U.S. subsidiaries of Nielsen and certain of the non-U.S. wholly-owned subsidiaries of Nielsen.

Covenants

As of December 31, 2021, Nielsen was in full compliance with the financial covenant described below.

           Nielsen’s Sixth Amended and Restated Credit Agreement, date July 21, 2020 (the “Amended Credit Agreement”) contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to Nielsen. Such restricted net assets amounted to approximately $1.3 billion at December 31, 2021. The Amended Credit Agreement contains a total leverage covenant that requires the Covenant Parties (as defined in the Amended Credit Agreement) maintain a ratio of Consolidated Total Net Debt (as defined in the Amended Credit Agreement) to Consolidated EBITDA (as defined in the Amended Credit Agreement) at or below 5.50 to 1.00, measured at the end of each calendar quarter for the four quarters most recently ended. Neither Nielsen nor TNC B.V. is currently bound by any financial or negative covenants contained in the Amended Credit Agreement. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

Failure to comply with the financial covenant described above would result in an event of default under our Amended Credit Agreement unless waived by certain of our term lenders and our revolving lenders. An event of default under our Amended Credit Agreement can result in the acceleration of Nielsen’s indebtedness under the facilities thereunder, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities. As Nielsen’s failure to comply with the financial covenant described above can cause the Company to go into default under the agreements governing its indebtedness, management believes that our Amended Credit Agreement and this covenant are material to Nielsen.

          Pursuant to the terms of Nielsen’s Amended Credit Agreement, Nielsen is subject to making mandatory prepayments on the term loans outstanding thereunder to the extent in any full calendar year Nielsen generates Excess Cash Flow (“ECF”), as defined in the Amended Credit Agreement. The percentage of ECF that must be applied as a repayment under either the Amended Credit Agreement is a function of several factors, including Nielsen’s ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments and permanent reductions of revolving credit commitments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause; such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the applicable lenders. At December 31, 2021, Nielsen’s ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Nielsen’s next ECF measurement date will occur upon completion of the 2022 results, and although the Company does not expect to be required to issue any mandatory repayments in 2022 or beyond, it is uncertain at this time if any such payments will be required in future periods.

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

As of December 31, 2021, Nielsen had zero borrowings outstanding and outstanding letters of credit of $13 million.  As of December 31, 2020, Nielsen had zero borrowings outstanding and outstanding letters of credit of $18 million. As of December 31, 2021, Nielsen had $837 million available for borrowing under the revolving credit facility.

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

Note 13. Shareholders’ Equity

Common stock activity is as follows:

	Year Ended December 31,
	2021	2020	2019
Actual number of shares of common stock outstanding
Beginning of period	357,644,935	356,149,883	355,271,737
Shares of common stock issued through compensation plans	1,589,317	1,519,384	835,057
Employee benefit trust activity	33,283	(24,332)	43,089
End of period	359,267,535	357,644,935	356,149,883

Dividends and Share Repurchase

 On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013. Nielsen paid $86 million in cash dividends during each of the years ended December 31, 2021 and 2020. On November 3, 2019, the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening our balance sheet and providing added flexibility to invest for growth.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.

          On February 10, 2022, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on March 17, 2022 to shareholders of record at the close of business on March 3, 2022.

          On February 26, 2022, Nielsen’s Board authorized the repurchase of up to $1 billion of the Company’s ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. There were no share repurchases in 2021 or 2020. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities. This authorization has been executed within the limitations of the authority granted to Nielsen at its annual shareholders meeting held on May 25, 2021 (the "Authority") such authority to remain in place until the end of the 2022 annual shareholders meeting, or close of business on August 25, 2022, whichever is earlier. Pursuant to the Authority, the Company may only repurchase ordinary shares in accordance with procedures for "off-market" purchases under the UK Companies Act (the "Act") and, in order to be compliant with the Act, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the 2021 annual shareholders meeting.

          Two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as the Company may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to the Company in record form. Any such shares repurchased by the Company pursuant to either form of contract will be cancelled.

Note 14. Share-based Compensation

Nielsen measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $36 million, $34 million and $32 million of expense associated with share-based compensation for the years ended December 31, 2021, 2020 and 2019, respectively. The tax benefit related to the share-based compensation expense was $6 million, $5 million and $5 million for each of the respective periods.

Nielsen has an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the Company’s executives may be granted stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and dividend equivalent rights in the shares of the Company or purchase its shares. In 2019, the Company replaced the Amended and Restated Nielsen 2010 Stock Incentive Plan (the “Prior Plan”) with the Nielsen 2019 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan is the source of new equity-based awards permitting the Company to grant to its key employees, directors and other service providers the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards valued in whole or in part by reference to shares of Nielsen’s common stock and performance-based awards denominated in shares or cash.

          As of December 31, 2021, the total number of shares authorized for award of options or other equity-based awards was 10,420,826 under the Stock Incentive Plan. This includes the 7,200,000 newly authorized shares under the Stock Incentive Plan and the 3,220,826 shares reserved for issuance from the Prior Plan.

Nielsen’s stock option plan activity is summarized below (the aggregate intrinsic share value outstanding was zero for all periods presented):

	Number of Options (Time Based)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years
Stock Option Plan activity
Outstanding at December 31, 2018	4,631,836	$43.20	3.66
Granted	—	—
Forfeited	(662,732)	46.31
Expired options	(445,760)	28.09
Exercised	(9,027)	17.44
Outstanding at December 31, 2019	3,514,317	$44.60	3.15
Granted	—	—
Forfeited	(160,668)	48.74
Expired options	(463,507)	35.00
Exercised	—	—
Outstanding at December 31, 2020	2,890,142	$45.91	2.55
Granted	—	—
Forfeited	(535,798)	51.52
Expired options	(735,625)	41.92
Exercised	—	—
Exercisable and outstanding at December 31, 2021	1,618,719	$45.87	2.51

During the years ended December 31, 2021, 2020 and 2019, there were no time-based only options granted and the aggregate fair value of options vested was $1 million, $3 million and $5 million, respectively.

During the year ended December 31, 2021 and December 31, 2020 there were no time-based options exercised. The intrinsic value of the options exercised during the year ended December 31, 2019 was insignificant.

Under the Nielsen Stock Incentive Plan, Nielsen granted 1,365,411 and 200,000 time and performance based stock options to purchase shares during the years ended December 31, 2021 and 2020, respectively.  There were no time and performance based stock options granted during the year ended December 31, 2019. The weighted average grant date fair value of the awards in 2021 and 2020 were $7.69 and $3.56. The performance aspect of the award is achieved based on the performance of Nielsen’s stock price. If the performance obligations are satisfied, the award will become exercisable on the fourth anniversary date of the award, and are tied to the executives’ continuing employment. As of December 31, 2021, there was approximately $6 million of unearned share-based compensation related to performance stock options (net of estimated forfeitures) which the Company expects to record as share-based compensation over the next four years.

The fair values of the granted time and performance based awards during 2021 and 2020 were estimated using the Monte Carlo simulation model with the expected volatility based on the Company’s historical volatility. For the year ended December 31, 2019, there were no time and performance-based stock options issued.

The following assumptions were used for grants of time and performance based awards:

	Year Ended December 31,
	2021	2020
Expected life (years)	5.00	5.00
Risk-free interest rate	0.89%	0.49-1.34%
Expected dividend yield	0.92%	1.16-1.62%
Expected volatility	37.06%	28.99-31.40%
Weighted average volatility	37.06%	30.20%

Activity of Nielsen’s RSUs that are ultimately payable in shares of common stock granted under the Stock Incentive Plan is summarized below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSU activity
Nonvested at December 31, 2018	3,865,684	$29.88
Granted	2,454,871	21.46
Forfeited	(692,718)	28.63
Vested	(986,852)	33.60
Nonvested at December 31, 2019	4,640,985	$25.10
Granted	2,153,198	17.14
Forfeited	(496,497)	22.59
Vested	(2,025,318)	26.38
Nonvested at December 31, 2020	4,272,368	$20.86
Granted	1,198,743	25.68
Forfeited	(1,150,836)	20.09
Vested	(2,135,117)	22.70
Nonvested at December 31, 2021	2,185,157	$22.02

The majority of the awards granted in 2021, 2020 and 2019 will vest at a rate of 6.25% per quarter over four years. Other 2021 awards will vest at one of the following rates: 8.33% per quarter over three years, 50% per year over two years on the anniversary date of the award, or 25% per year over four years on the anniversary date of the award. Other 2020 awards will vest at one of the following rates: 25% on the first anniversary date of the award/75% on the second anniversary date of the award, 100% on the second anniversary date of the award, 100% on the third anniversary of the award, 50% per year over two years on the anniversary date of the award, or 25% per year over four years on the anniversary date of the award. The other 2019 awards will vest at one of the following rates: 25% on the first anniversary date of the award/75% on the second anniversary date of the award, 100% on the second anniversary date of the award, 12.5% per quarter over two years, or 25% per year over four years on the anniversary date of the award.

As of December 31, 2021, there was approximately $17 million of unearned share-based compensation related to unvested RSUs (net of estimated forfeitures) which the Company expects to record as stock-based compensation expense over a weighted average period of 2.7 years.

During the years ended December 31, 2021, 2020 and 2019, the Company granted 740,462, 724,814 and 523,508 performance restricted stock units (“PRSUs”), representing the target number of performance restricted stock subject to the award. The weighted average grant date fair value of the awards in 2021, 2020 and 2019 were $28.65, $16.08 and $24.62 per share. For the PRSUs granted in 2021, the majority of PRSUs to be earned is subject to achievement of performance goals for the three year period ending December 31, 2023. For the PRSUs granted in 2020, the total number of PRSUs to be earned is subject to achievement of performance goals for the period ending December 31, 2020. For the PRSUs granted in 2019, the total number of PRSUs to be earned is subject to achievement of cumulative performance goals for the two year period ending December 31, 2020. For the 2021 award, fifty percent of the target award was determined based on the Company’s average organic revenue growth rate and fifty percent of the award was determined based on cumulative free cash flow/EBITDA conversion. For the 2020 award, fifty percent of the target award was determined based on the Company’s revenue target and fifty percent of the award was determined based on adjusted earnings per share achievements. The Company’s revenue target was not achieved and fifty percent of the adjusted earnings per share targets were achieved. For the 2019 award, fifty percent of the target award was determined based on the Company’s revenue compounded annual growth rate achievements and fifty percent of the award was determined based on adjusted earnings per share achievements. The Company’s revenue compounded annual growth rate target was not achieved and the adjusted earnings per share targets was achieved. There is a relative total shareholder return modifier that can increase or decrease the payout. The fair value of the target awards related to relative shareholder return was based on the Monte Carlo model.

In 2016, the Company implemented the Nielsen Holdings plc 2016 Employee Share Purchase Plan (the ESPP) and 2,000,000 shares were authorized for issuance under the ESPP. There were 60,634, 266,984 and 201,637 shares issued under the ESPP in 2021, 2020 and 2019, respectively.

Note 15. Income Taxes

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

Throughout 2021, 2020, and 2019, ongoing federal and international audits were effectively settled in certain tax jurisdictions and the impact was recorded in the financial statements.

The components of income/(loss) before income taxes and equity in net income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
UK	$547	$(21)	$(30)
Non-UK	11	368	468
Income/(loss) before income taxes and equity in net income/(loss) of affiliates	$558	$347	$438

The above amounts for UK and non-UK activities were determined based on the location of the taxing authorities.

The provision for income taxes attributable to the income/(loss) before income taxes and equity in net income/(loss) of affiliates consisted of:

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Current:
UK	$—	$—	$—
Non-UK .	114	133	(128)
	114	133	(128)
Deferred:
UK	2	21	(2)
Non-UK	(118)	(10)	(11)
	(116)	11	(13)
Total	$(2)	$144	$(141)

The Company’s provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was different from the amount computed by applying the statutory UK federal income tax rates to the underlying income/(loss) before income taxes and equity in net income/(loss) of affiliates as a result of the following:

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Income before income taxes and equity in net income of affiliates	$558	$347	$438
UK statutory tax rate	19.00%	19.00%	19.00%
Provision for income taxes at the UK statutory Rate	$106	$66	$83
Effect of operations in non-UK jurisdictions	17	(4)	18
Tax impact of global licensing arrangements	—	(4)	(4)
U.S. state and local taxation	23	23	28
Base erosion and anti-abuse tax	—	4	49
Withholding and other taxation	—	18	8
Effect of global financing activities	4	2	(7)
Changes in estimates for uncertain tax positions and audit settlements(1)	(10)	4	(266)
Changes in valuation allowances	(91)	8	(104)
Effect of change in deferred tax rates	(11)	5	46
Tax impact of post-retirement settlements	—	—	17
Research & development credit	(9)	(5)	(4)
Excess tax benefits on prior period employee compensation	(11)	—	—
Reversal of prior period outside basis differences	(17)	—	—
Other, net	(3)	27	(5)
Total (benefit)/provision for income taxes	$(2)	$144	$(141)
Effective tax rate	(0.4)%	41.5%	(32.2.)%

(1)	The $266 million benefit for 2019 is primarily the result of settlement of the 2015 US tax audit and the lapsing of statutes of limitations for years prior.

The components of current and non-current deferred income tax assets/(liabilities) were:

	December 31,
(IN MILLIONS)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$733	$354
Capital loss carryforwards	99	55
Interest expense limitation	253	265
Employee benefits	28	36
Tax credit carryforwards	109	191
Share-based payments	5	10
Accrued expenses	4	19
Lease liabilities	49	79
Deferred (revenues)/costs	5	—
Deferred compensation	23	—
Financial instruments	9	18
Other assets	34	34
	1,351	1,061
Valuation allowances	(494)	(560)
Deferred tax assets, net of valuation allowances	857	501
Deferred tax liabilities:
Intangible assets	(767)	(912)
Fixed asset and computer software depreciation	(92)	(209)
Lease assets	(39)	(59)
Outside basis difference in subsidiary	(406)	—
Unremitted earnings	—	(8)
Unrealized gain on investments	—	(50)
Deferred (revenues)/costs	—	(7)
Deferred compensation	—	(4)
Other liabilities	(59)	(87)
	(1,363)	(1,336)
Net deferred tax liability	$(506)	$(835)

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

At December 31, 2021 and 2020 the Company had net operating loss carryforwards of approximately $3,018 million and $1,485 million, respectively, which began to expire in 2021 and begin to expire in 2022 respectively. In addition, the Company had tax credit carryforwards of approximately $109 million and $191 million at December 31, 2021 and 2020, respectively, which begin to expire in 2022.

In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company had a valuation allowance of approximately $494 million and $560 million at December 31, 2021 and 2020, respectively, related to net operating loss carryforwards, tax credit carryforwards and deferred tax assets related to other temporary differences.

With respect to the outside basis differences of “domestic” subsidiaries, in each taxing jurisdiction where a tiered ownership structure exists, the Company has confirmed that one or more viable tax planning strategies exists in each separate taxing jurisdiction that it could, and would - if required - employ to eliminate any income tax liability on such outside basis differences, with the exception of certain Luxembourg entities. The Company is planning to continue operations in Luxembourg, and therefore the

Company does not have the ability to avoid potential recapture of the tax benefits claimed for the tax write-down of Nielsen’s investments. As such, Nielsen has established deferred tax liabilities for the outside basis differences related to its investments. In addition, resulting from the U.S. Tax Cuts and Jobs Act, the Company no longer asserts that all foreign undistributed earnings will be permanently reinvested, but rather the Company will, over time, remit up foreign earnings and has provisioned for withholding taxes related to those earnings.

At December 31, 2021 and 2020, the Company had gross uncertain tax positions of $161 million and $128 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2021 and 2020 of $7 million and $11 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit/(provision) for income taxes in the Consolidated Statement of Operations. It is reasonably possible that a reduction in a range of $131 million to $139 million of uncertain tax positions may occur within the next twelve months, and of this amount, approximately $1 million to $9 would result in a tax benefit for income taxes as a result of projected resolutions of worldwide tax disputes, filed tax returns, and expirations of statute of limitations in various jurisdictions, along with related interest and penalties. Furthermore, the amounts ultimately paid may differ from the amounts accrued.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

	December 31,
(IN MILLIONS)	2021	2020	2019
Balance as of the beginning of period	$128	$136	$374
Additions for current year tax positions	1	1	2
Additions for tax positions of prior years	41	—	12
Reductions for lapses of statute of limitations	(4)	(1)	(252)
Reductions for tax positions of prior years	(5)	(8)	—
Balance as of the end of the period	$161	$128	$136

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the Company’s effective tax rate would be reduced in future periods by $21 million.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examination for periods prior to 2017. The tax positions and related attributes from 2017 onward are open to examination. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2011 through 2021, and the tax positions and related attributes in those particular years are also open to examination.

Note 16. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

Nielsen had investments in affiliates of $5 million and $11 million for the years ended December 31, 2021 and 2020, respectively.

Obligations between Nielsen and its affiliates are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately zero and $2 million for the years ended December 31, 2021 and 2020, respectively.

Note 17. Commitments and Contingencies

In July 2019, Nielsen amended its Second Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2017 and effective as of January 1, 2017 (the “Effective Date”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”) by executing Amendment Number One (the “Amendment”) with TCS, dated as of July 1, 2019 and effective as of January 1, 2019 (the “Amendment Effective Date”). The Amendment reduced the amount of services Nielsen committed to purchase from TCS from the Amendment Effective Date through the remaining term of the MSA (the “Minimum Commitment”) to $1.4 billion, including a commitment to purchase at least $184 million in services per year from 2021 through 2024, and $138 million in services in 2025 (in each of the foregoing cases, the “Annual Commitment”). As of December 31, 2020, the

aggregate TCS commitment was approximately $875 million.  In September 2021, it was agreed with TCS that Nielsen’s remaining Minimum Commitment, after giving effect to the sale of Global Connect, was $90 million (“Remaining Minimum Commitment”). It was also agreed that the remaining Annual Commitment for services would be $45 million in 2021 and $17 million per year from 2022 through 2025 (“Remaining Annual Commitment”). As of December 31, 2021, the Remaining Minimum Commitment was fully satisfied and the Remaining Annual Commitment no longer applies as a result.

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

	For the Years Ending December 31,
(IN MILLIONS)	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases	$57	$42	$25	$14	$11	$47	$196
Other contractual obligations(a)	148	37	20	19	2	-	226
Total	$205	$79	$45	$33	$13	$47	$422

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

Total expenses incurred under operating leases were $55 million, $52 million and $44 million for the years ended December 31, 2021, 2020 and 2019, respectively. Nielsen recognized rental income received under subleases of $3 million, zero and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, Nielsen had aggregate future proceeds to be received under sub-lease guarantees of $6 million.

Nielsen also has minimum commitments under non-cancelable finance leases. See Note 5 “Leases” for more information on finance leases.

Guarantees and Other Contingent Commitments

At December 31, 2021, Nielsen was committed under the following significant guarantee arrangements:

Sub-lease guarantees

Nielsen provides sub-lease guarantees in accordance with certain agreements pursuant to which Nielsen guarantees all rental payments upon default of rental payment by the sub-lessee. To date, the Company has not been required to perform under such arrangements does not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit

Letters of credit issued and outstanding amount to $13 million and $18 million at December 31, 2021 and 2020, respectively.

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. On February 3, 2022, the parties reached a settlement in principle to resolve this litigation and are currently documenting the terms of that settlement for submission to the Court. Once the formal documents are executed and submitted to the Court, the settlement will be subject to Court approval. The amount of any settlement payment, if approved, is expected to be paid by Nielsen’s insurance carriers.

          In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading our stock based on material, nonpublic information. An amended complaint was filed on May 7, 2021, which Nielsen moved to dismiss on July 16, 2021. By agreement dated September 8, 2021, the action was stayed for a period of 90 days. On January 31, 2022, the stay was extended to June 1, 2022. Nielsen intends to defend this lawsuit vigorously. Based on currently available information, Nielsen believes that the Company has meritorious defenses to this action and that its resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Note 18. Segments

As discussed in Note 20 – Discontinued Operations, the former Global Connect operating segment has been classified as discontinued operations beginning with the first quarter of 2021. Following the sale of Global Connect, the Company evaluated segment reporting in accordance with ASC 280 “Segment Reporting” and beginning with the first quarter of 2021, the Company concluded that it operates as a single operating segment and a single reportable segment consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics. Nielsen operates as a complete unit - from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. The reporting structure of Nielsen is and has historically been centralized under one Chief Operating Decision Maker (“CODM”), who evaluates Nielsen’s operating financial results to assess its performance.

Segment Information

(IN MILLIONS)	Year Ended December 31,
	2021	2020	2019
Revenues	$3,500	$3,361	$3,441
Operating income	872	679	870
Depreciation and amortization	512	550	465
Impairment of other long-lived assets	—	146	—
Restructuring charges	13	37	30
Share-based compensation expense	36	34	32
Dis-synergy costs(1)	—	(70)	(70)
Other items(2)	58	35	58
Adjusted EBITDA(3)	$1,491	$1,411	$1,385

Total Assets:
Total assets	$10,820	$11,146

(1)	Costs to stand-up Nielsen as a standalone company including incremental real estate, IT/infrastructure, transition services agreements (TSAs) and commercial arrangements.

(2)     Other items primarily consist of legal settlements and related fees, business optimization costs and transaction related costs for the year ended December 31, 2021.  Other Items primarily consists of business optimization costs, including strategic review costs and transaction related costs for the years ended December 31, 2020 and 2019.

(3)	The Company’s chief operating decision-maker uses Adjusted EBITDA to measure performance and allocate resources from period to period.

	Year ended December 31,
(IN MILLIONS)	2021	2020	2019
Capital expenditures	$316	$305	$328

Geographic Segment Information

		Operating	Long-
		Income/	Lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2021
U.S.	$2,886	$836	$8,684
North and South America, excluding the U.S.	56	10	75
United Kingdom	67	(18)	79
Other Europe, Middle East & Africa	265	(23)	402
Asia Pacific	226	67	94
Total	$3,500	$872	$9,334

		Operating	Long-
		Income/	Lived
(IN MILLIONS)	Revenues(1)	(Loss)	Assets(2)
2020
U.S.	$2,831	$690	$9,017
North and South America, excluding the U.S.	48	2	81
United Kingdom	59	(15)	84
Other Europe, Middle East & Africa	231	(49)	355
Asia Pacific	192	51	76
Total	$3,361	$679	$9,613

		Operating
		Income/
(IN MILLIONS)	Revenues(1)	(Loss)
2019
U.S.	$2,880	$805
North and South America, excluding the U.S.	53	2
United Kingdom	62	(18)
Other Europe, Middle East & Africa	236	20
Asia Pacific	210	61
Total	$3,441	$870

(1)	Revenues are attributed to geographic areas based on the location of customers.
(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

Note 19. Additional Financial Information

Accounts payable and other current liabilities

	December 31,	December 31,
(IN MILLIONS)	2021	2020
Trade payables	$29	$94
Personnel costs	130	107
Data and professional services	56	28
Interest payable	74	56
Other current liabilities(1)	189	214
Total accounts payable and other current liabilities	$478	$499

(1)	Other includes multiple items, none of which is individually significant.

Note 20. Discontinued Operations

On October 31, 2020, Nielsen entered into the Stock Purchase Agreement to sell its Global Connect business to affiliates of Purchaser, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Connect Warrant. On February 11, 2021, Nielsen held a special meeting of Nielsen’s shareholders. At the special meeting, the Connect Transaction was submitted to a vote of the shareholders through the solicitation of proxies. Approval of the Connect Transaction required the affirmative vote of the holders of a majority of ordinary shares present (online or by proxy) at the special meeting. The Connect Transaction was approved by the requisite vote of Nielsen’s shareholders. Beginning in the first quarter of 2021, Global Connect met the criteria set forth in ASC 205 – 20 “Presentation of Financial Statements – Discontinued Operations,” and has been presented on a discontinued operations basis for all periods presented. Given Global Connect represented a separate segment and approximately 50% of our consolidated revenues, we considered this to be a strategic shift.

The Connect Transaction closed on March 5, 2021. Nielsen received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment.

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

The following table summarizes the major classes of line items constituting net income from discontinued operations, net of tax:

	Years Ended December 31,
(IN MILLIONS)	2021	2020	2019
Operations
Revenues	$452	$2,929	$3,057
Cost of revenues, exclusive of depreciation and amortization shown separately below	264	1,525	1,631
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	229	1,158	1,044
Depreciation and amortization	36	314	291
Impairment of goodwill and other long-lived assets(1)	—	38	1,004
Restructuring charges	6	107	50
Operating loss	(83)	(213)	(963)
Other expenses(2)	(15)	(60)	(138)
Loss from discontinued operations before income taxes	(98)	(273)	(1,101)
Benefit for income taxes	21	77	119
Net loss from discontinued operations	$(77)	$(196)	$(982)
Disposal
Gain on disposal before income taxes	$367	$—	$—
Benefit for income taxes(3)	122	—	—
Gain on disposal, net of taxes	489	—	—
Net income/(loss) from discontinued operations	412	(196)	(982)
Net income from discontinued operations attributable to noncontrolling interests	—	—	—
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$412	$(196)	$(982)

(1)	Includes a non-cash goodwill impairment charge of $1,004 million.

(2)

 The Company’s Sixth Amended and Restated Credit Agreement entered into in July 2020 and the Credit Agreement entered into in June 2020, as amended by Amendment No. 1 thereto in July 2020, required $1.3 billion of senior secured term loans to be repaid pursuant to the debt covenants that triggered as a result of the Connect Transaction.  As such, the Company elected to allocate interest expense to discontinued operations of $8 million, $38 million and $46 for the years ended December 30, 2021, 2020 and 2019, respectively.  Other expenses for the year ended December 31, 2019 included non-cash expenses of $164 million for pension settlements which included plan transfers to third parties in the Netherlands, where we terminated our responsibility for future defined benefit obligations and transferred that responsibility to third parties.

(3)	The company recorded a $122 million tax benefit associated with the US pre-tax loss on sale; the non-US gain on sale was not subject to tax.

          For the three year period ended December 31, 2021, the Company has incurred $162 million in separation costs related to the sale of Global Connect, of which approximately $37 million, $123 million and $2 million are reflected in the Company’s consolidated statement of operations as discontinued operations for the years ended December 30, 2021, 2020 and 2019, respectively. These costs are comprised primarily of professional fees (e.g., legal, banking and accounting), as well as other items that are incremental and one-time in nature that are related to the sale of Global Connect.

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

As of December 31, 2021, the consolidated balance sheet included $32 million of a receivable from Purchaser within prepaid expenses and other current assets as well as $2 million payable to Purchaser within accounts payable and other current liabilities and $17 million within other non-current liabilities for liabilities to affiliates of Purchaser. These represent estimated receivables from and payables to affiliates of Purchaser under tax indemnification arrangements for certain liabilities to various taxing authorities that will be settled in future periods.

The following table provides operating and investing cash flows for discontinued operations (in millions):

	For the year ended December 31,
(IN MILLIONS)	2021	2020	2019

Net cash flows provided by/(used in) operating activities(1)	$(245)	$63	$238
Net cash flows used in investing activities	(26)	(232)	(207)

(1)	For the year ended December 31, 2021, net cash flows used in operating activities included $8 million of net payments under the tax indemnification arrangements.

Note 21. Subsequent Events

         On February 26, 2022, Nielsen’s Board authorized the repurchase of up to $1 billion of the Company’s ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities. This authorization has been executed within the limitations of the authority granted to Nielsen at its annual shareholders meeting held on May 25, 2021 (the "Authority") such authority to remain in place until the end of the 2022 annual shareholders meeting, or close of business on August 25, 2022, whichever is earlier. Pursuant to the Authority, the Company may only repurchase ordinary shares in accordance with procedures for "off-market" purchases under the UK Companies Act (the "Act") and, in order to be compliant with the Act, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the 2021 annual shareholders meeting.

          Two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as the Company may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to the Company in record form. Any such shares repurchased by the Company pursuant to either form of contract will be cancelled.

Schedule I—Condensed Financial Information of Registrant

Nielsen Holdings plc

Parent Company Only

Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Selling, general and administrative expenses	$13	$13	$14
Operating loss	(13)	(13)	(14)
Interest income	—	1	1
Interest expense	—	—	—
Other income, net	5	—	—
Loss before income taxes and equity in net income/(loss) of subsidiaries	(8)	(12)	(13)
Benefit/(provision) for income taxes	—	—	—
Equity in net income/(loss) of subsidiaries	971	6	(402)
Net income/(loss)	$963	$(6)	$(415)

Nielsen Holdings plc

Parent Company Only

Balance Sheets

	December 31,
(IN MILLIONS)	2021	2020
Assets:
Current assets
Cash and cash equivalents	$14	$3
Amounts receivable from subsidiary	—	1
Total current assets	14	4
Investment in subsidiaries	3,294	2,023
Loans outstanding from subsidiary	6	25
Other non-current assets	—	—
Total assets	$3,314	$2,052
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	—	—
Intercompany payables	—	1
Total current liabilities	—	1
Loans outstanding from subsidiary	—	—
Other non-current liabilities	—	—
Total liabilities	—	1
Total equity	3,314	2,051
Total liabilities and equity	$3,314	$2,052

Nielsen Holdings plc

Parent Company Only

Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
Net cash used in operating activities	$(10)	$(14)	$(8)
Investing Activities:
Other investing activities	—	1	—
Net cash (used in)/provided by investment activities	(10)	1	—
Financing Activities:
Cash dividends paid to shareholders	(86)	(86)	(395)
Activity under stock plans	—	(2)	—
Proceeds from employee stock purchase plan	1	4	4
Other financing activities	106	98	398
Net cash provided by financing activities	21	14	7
Net increase/(decrease) in cash and cash equivalents	11	1	(1)
Cash and cash equivalents, beginning of period	3	2	3
Cash and cash equivalents, end of period	$14	$3	$2

The notes to the consolidated financial statements of Nielsen Holdings plc (the “Company”) are an integral part of these nonconsolidated financial statements.

Notes to Schedule I

1. Basis of Presentation

         The Company has accounted for the earnings of its subsidiaries under the equity method in these financial statements.

2. Commitments and Contingencies

           The debenture loans are jointly and severally guaranteed on an unconditional basis by the Company and subject to certain exceptions, each of the direct and indirect wholly-owned subsidiaries of the Company, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors and The Nielsen Company (Luxembourg) S.à.r.l., a wholly owned subsidiary of Nielsen Holding and Finance B.V. The historical financial information has been updated to reflect The Nielsen Company (Luxembourg) S.à.r.l. as an issuer.

The Company had no material commitments or contingencies during the reported periods.

3. Related Party Transactions

          The Company enters into certain transactions with its subsidiaries through the normal course of operations and periodically settles these transactions in cash. The Company’s $25 million loan receivable from subsidiaries associated with financing transactions outstanding balance from 2020 was settled in September of 2021.

4. Common Stock and Related Transactions

Dividends and Share Repurchase

On January 31, 2013, the Board adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013. Nielsen paid $86 million in cash dividends during each of the years ended December 31, 2021 and 2020. On November 3, 2019, the Board approved a plan to reduce the quarterly cash dividend, with the goal of strengthening our balance sheet and providing added flexibility to invest for growth. Any decision to declare and pay dividends in the future will be made at the discretion of Nielsen’s Board and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of Nielsen’s shareholders, and are in compliance with all laws and agreements to which we are subject.

          On February 10, 2022, the Board declared a cash dividend of $0.06 per share on our common stock. The dividend is payable on March 17, 2022 to shareholders of record at the close of business on March 3, 2022.

           On February 26, 2022, Nielsen’s Board authorized the repurchase of up to $1 billion of the Company’s ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. There were no share repurchases in 2021 or 2020. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities. This authorization has been executed within the limitations of the authority granted to Nielsen at its annual shareholders meeting held on May 25, 2021 (the "Authority") such authority to remain in place until the end of the 2022 annual shareholders meeting, or close of business on August 25, 2022, whichever is earlier. Pursuant to the Authority, the Company may only repurchase ordinary shares in accordance with procedures for "off-market" purchases under the UK Companies Act (the "Act") and, in order to be compliant with the Act, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the 2021 annual shareholders meeting.

          Two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as the Company may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to the Company in record form. Any such shares repurchased by the Company pursuant to either form of contract will be cancelled.

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2021, 2020 and 2019

(IN MILLIONS)	Balance Beginning of Period	Net Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for doubtful accounts and sales returns
For the year ended December 31, 2019	$20	$1	$(5)	$-	$16
For the year ended December 31, 2020	$16	$16	$(9)	$-	$23
For the year ended December 31, 2021	$23	$(9)	$-	$(1)	$13

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2019	$629	$(12)	$-	$(8)	$609
For the year ended December 31, 2020	$609	$(48)	$2	$(3)	$560
For the year ended December 31, 2021	$560	$(67)	$5	$(4)	$494

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.       Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

        Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the following sections of our definitive Proxy Statement related to the 2022 Annual General Meeting of Shareholders to be filed with the SEC (the “2022 Proxy Statement”): “Proposal No. 1 – Election of Directors” and “The Board of Directors and Certain Governance Matters”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the following sections of the 2022 Proxy Statement: “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the following sections of the 2022 Proxy Statement: “Equity Compensation Plan Information” and “Ownership of Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the following sections of the 2022 Proxy Statement: “Certain Relationships and Related Party Transactions” and “The Board of Directors and Certain Governance Matters.”

Item 14.	Principal Accounting Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, New York, New York, Auditor Firm ID: 42. The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

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

2.1

Stock Purchase Agreement by and among Nielsen Holdings plc, Indy US Bidco, LLC and Indy Dutch Bidco B.V., dated as of October 31, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on November 2, 2020)

3.1

Articles of Association of Nielsen Holdings plc (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

4.1(a)

Indenture, dated as of January 31, 2017, among The Nielsen Company (Luxembourg) S.à r.l., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on February 1, 2017 (File No. 001-35042))

4.1(b)

First Supplemental Indenture, dated as of April 19, 2017, between Gracenote, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(a) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.1(c)

Second Supplemental Indenture, dated as of April 19, 2017, between Gracenote Digital Ventures, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(b) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.1(d)

Third Supplemental Indenture, dated as of April 19, 2017, between Gracenote Media Services, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 25, 2017 (File No. 001-35042))

4.1(e)

Fourth Supplemental Indenture, dated September 28, 2017, between Nielsen Finance Holdings Ireland Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.1(f)

Fifth Supplemental Indenture, dated September 28, 2017, between Nielsen Holdings Luxembourg S.a.r.l., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

4.1(g)

Sixth Supplemental Indenture, dated as of February 7, 2018, between Visual IQ, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2(c) to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on April 26, 2018 (File No. 001-35042))

4.1(h)

Seventh Supplemental Indenture, dated as of February 24, 2020, between TNC Europe B.V. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3(h) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 25, 2021 (File No. 001-35042))

4.1(i)

Eighth Supplemental Indenture, dated as of June 25, 2020, between The Nielsen Company (Europe) Sàrl and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3(i) to the Annual Report on Form 10-K of Nielsen Holdings filed on February 25, 2021 (File No. 001-35042))

4.1(j)

Ninth Supplemental Indenture, dated as of June 25, 2020, between Brandbank Limited and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3(j) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 25, 2021 (File No. 001-35042))

Exhibit No.	Description

4.2

Form of 5.000% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.1) of Nielsen Holdings plc filed on February 1, 2017 (File No. 001-35042))

4.3

Indenture, dated as of September 24, 2020, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on September 24, 2020 (File No. 001-35042))

4.4

Indenture, dated as of September 24, 2020, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on September 24, 2020 (File No. 001-35042))

4.5

Form of 5.625% Senior Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.1) of Nielsen Holdings plc filed on September 24, 2020 (File No. 001-35042))

4.6

Form of 5.875% Senior Note due 2030 (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.2) of Nielsen Holdings plc filed on September 24, 2020 (File No. 001-35042))

4.7

Indenture, dated May 28, 2021, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on May 28, 2021 (File No. 001-35042))

4.8

Indenture, dated May 28, 2021, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on May 28, 2021 (File No. 001-35042))

4.9

Form of 4.500% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.1) of Nielsen Holdings plc filed on May 28, 2021 (File No. 001-35042))

4.10

Form of 4.750% Senior Note due 2031 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.2) of Nielsen Holdings plc filed on May 28, 2021 (File No. 001-35042))

4.11	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020 (File No. 001-35042))

10.1†

Nielsen Holdings plc Severance Policy for Section 16 Officers and United-States-Based Senior Executives (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on October 25, 2017 (File No. 001-35042))

10.2†

The Nielsen Company Deferred Compensation Plan (as Amended and Restated Effective November 22, 2016) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 25, 2021 (File No. 001-35042))

10.3†

Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.4†	Directors’ Compensation Policy (incorporated herein by reference to Annex B to the definitive Proxy Statement filed on April 12, 2021 (File No. 001-35042))

10.5(a)†	Nielsen 2019 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on May 23, 2019 (File No. 001-35042))

10.5(b)†

Amended and Restated Nielsen 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

Exhibit No.	Description

10.6(a)†

The Nielsen Company Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(b)†

Amendment to The Nielsen Company Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(c)†

Second Amendment to The Nielsen Company Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546-29))

10.6(d)†*	Amendment to The Nielsen Company Excess Plan, effective December 31, 2007

10.7(a)†

Form of Nielsen Holdings plc 2020 Performance Restricted Stock Unit Award Agreement (Revenue) (incorporated by reference to Exhibit 10.3(f) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 25, 2021 (File No. 001-35042))

10.7(b)†

Form of Nielsen Holdings plc 2020 Performance Restricted Stock Unit Award Agreement (Cumulative EPS) (incorporated by reference to Exhibit 10.3(g) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 25, 2021 (File No. 001-35042))

10.7(c)†

Form of 2021 Performance Restricted Stock Unit Award Agreement (Free Cash Flow Conversion) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on May 6, 2021 (File No. 001-35042))

10.7(d)†

Form of 2021 Performance Restricted Stock Unit Award Agreement (Average Organic Revenue Growth Rate) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on May 6, 2021 (File No. 001-35042))

10.7(e)†*	Form of 2022 Performance Restricted Stock Unit Award Agreement (Free Cash Flow Conversion)

10.7(f)†*	Form of 2022 Performance Restricted Stock Unit Award Agreement (Average Organic Revenue Growth Rate)

10.8(a)†

Form of 2017 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19(d) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 8, 2018 (File No. 001-35042))

10.8(b)†

Form of 2018 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19(e) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.8(c)†

Form of 2019 Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.15(d) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020 (File No. 001-3504277))

10.8(d)†

Form of 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13(d) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 25, 2021 (File No. 001-35042))

10.8(e)†	Form of 2021 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on May 6, 2021 (File No. 001-35042))

10.8(f)†*	Form of 2022 Restricted Stock Unit Award Agreement

10.9†	Form of 2021 Performance Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Nielsen Holdings plc filed on May 6, 2021 (File No. 001-35042))

10.10(a)†	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the Quarterly report on Form 10-Q of The Nielsen Company B.V. filed on April 29, 2010 (File No. 333-142546-29))

Exhibit No.	Description

10.10(b)†

Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on August 2, 2010 (File No. 333-167271))

10.11†

Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012 (File No. 001-35042))

10.12†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.13†	Form of Letter of Appointment (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on August 31, 2015 (File No. 001-35042))

10.14(a)†

Letter Agreement, dated November 16, 2018, by and between David Kenny and Nielsen Holdings plc (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on November 20, 2018 (File No. 001-35042))

10.14(b)†

Offer Letter to George Callard, dated January 3, 2019 (incorporated herein by reference to Exhibit 10.4(e) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 28, 2019 (File No. 001-35042))

10.14(c)†

Offer Letter to Laurie Lovett, dated as of December 13, 2019 (incorporated herein by reference to Exhibit 10.4(g) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020 (File No. 001-35042))

10.14(d)†

Offer Letter to Linda Zukauckas, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.4(h) the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020 (File No. 001-35042))

10.14(e)†

Offer Letter to David Rawlinson, dated as of December 28, 2019 (incorporated herein by reference to Exhibit 10.4(i) to the Annual Report on Form 10-K of Nielsen Holdings plc filed on February 27, 2020, (File No. 001-35042))

10.14(f)†*	Term Sheet for Karthik Rao, dated as of February 3, 2021

10.14(g)†*	Offer Letter to Henry Iglesias, dated as of January 20, 2022

10.14(h)†

Separation Agreement and Release by and among David Rawlinson, Nielsen Holdings plc, AIPAVE & Cy SCSp, dated as of March 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nielsen Holdings plc filed on March 11, 2021)

10.15(a)

Form of Sixth Amended and Restated Credit Agreement, dated as of July 21, 2020, among Nielsen Finance LLC, TNC (US) Holdings Inc., Nielsen Holding and Finance B.V., the guarantors party thereto, Citibank, N.A. as administrative agent, a swing line lender and an L/C issuer and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (included as Exhibit A to Exhibit 4.2) of Nielsen Holdings plc filed on July 22, 2020 (File No. 001-35042))

10.15(b)

Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on August 2, 2010 (File No. 333-167271))

10.15(c)

Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to Amendment No. 2 to the Registration Statement on Form S-1 of Nielsen Holdings N.V. filed on August 2, 2010 (File No. 333-167271))

Exhibit No.	Description

10.16

First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546-29))

10.17

Warrant by and between VNU International B.V. and AI PAVE Dutchco I B.V., dated as of March 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Nielsen Holdings plc filed on March 11, 2021)

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

101*

The following financial information from Nielsen Holdings plc’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2021, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income/(Loss) for the three years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements.

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

Nielsen Holdings plc
(Registrant)

Date: February 28, 2022	/S/ Linda Zukauckas
Linda Zukauckas
Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID KENNY	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2022
David Kenny

/s/ LINDA ZUKAUCKAS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022
Linda Zukauckas

/s/ JAMES A. ATTWOOD Jr.	Chairman of the Board	February 28, 2022
James A. Attwood Jr.

/s/ THOMAS H. CASTRO	Director	February 28, 2022
Thomas H. Castro

/s/ GUERRINO DE LUCA	Director	February 28, 2022
Guerrino De Luca

/s/ KAREN HOGUET	Director	February 28, 2022
Karen Hoguet

/s/ JANICE MARINELLI MAZZA	Director	February 28, 2022
Janice Marinelli Mazza

/s/ JONATHAN MILLER	Director	February 28, 2022
Jonathan Miller

/s/ STEPHANIE PLAINES	Director	February 28, 2022
Stephanie Plaines

/s/ NANCY TELLEM	Director	February 28, 2022
Nancy Tellem

/s/ LAUREN ZALAZNICK	Director	February 28, 2022
Lauren Zalaznick