Form 10-Q
period 2022-03-31
Nielsen Holdings plc
filed 2022-04-28
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(410) 717-7134

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

There were 359,693,302 shares of the registrant’s Common Stock outstanding as of March 31, 2022.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021
Revenues	$877	$863
Cost of revenues, exclusive of depreciation and amortization shown separately below	314	277
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	224	206
Depreciation and amortization	130	127
Restructuring charges	12	—
Operating income	197	253
Interest expense, net	66	80
Other (income)/expense, net	(9)	4
Income from continuing operations before income taxes and net income of affiliates	140	169
Provision for income taxes	33	60
Equity in net income of affiliates	(4)	—
Net income from continuing operations	111	109
Net income from discontinued operations, net of income taxes	4	467
Net income	115	576
Net income attributable to noncontrolling interests	10	3
Net income attributable to Nielsen shareholders	$105	$573
Net income per share of common stock, basic
Net income from continuing operations attributable to Nielsen shareholders	$0.28	$0.30
Net income from discontinued operations attributable to Nielsen shareholders	$0.01	$1.30
Net income attributable to Nielsen shareholders	$0.29	$1.60
Net income per share of common stock, diluted
Net income from continuing operations attributable to Nielsen shareholders	$0.28	$0.29
Net income from discontinued operations attributable to Nielsen shareholders	$0.01	$1.30
Net income attributable to Nielsen shareholders	$0.29	$1.59
Weighted-average shares of common stock outstanding
Basic	359,531,490	357,944,731
Diluted	360,662,265	360,189,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2022	2021
Net income	$115	$576
Other comprehensive income, net of tax
Foreign currency translation adjustments	(11)	228
Changes in the fair value of cash flow hedges	13	5
Net unrealized pension and other postretirement benefits, net of tax	3	144
Total other comprehensive income	5	377
Total comprehensive income	120	953
Less: comprehensive income attributable to noncontrolling interests	11	1
Total comprehensive income attributable to Nielsen shareholders	$109	$952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$482	$380
Trade and other receivables, net	543	517
Prepaid expenses and other current assets	256	243
Total current assets	1,281	1,140
Non-current assets
Property, plant and equipment, net	266	273
Operating lease right-of-use asset	124	144
Goodwill	5,593	5,599
Other intangible assets, net	3,421	3,462
Deferred tax assets	50	55
Other non-current assets	147	147
Total assets	$10,882	$10,820
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$454	$478
Deferred revenues	145	131
Income tax liabilities	21	13
Current portion of long-term debt, finance lease obligations and short-term borrowings	35	35
Total current liabilities	655	657
Non-current liabilities
Long-term debt and finance lease obligations	5,588	5,591
Deferred tax liabilities	560	561
Operating lease liabilities	118	126
Other non-current liabilities	364	389
Total liabilities	7,285	7,324
Commitments and contingencies (Note 10)
Equity:
Shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 shares authorized; 359,693,302 and 359,267,580 shares issued and 359,693,302 and 359,267,535 shares outstanding at March 31, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	4,256	4,273
Retained earnings/(accumulated deficit)	(148)	(253)
Accumulated other comprehensive loss, net of income taxes	(734)	(738)
Total shareholders’ equity	3,406	3,314
Noncontrolling interests	191	182
Total equity	3,597	3,496
Total liabilities and equity	$10,882	$10,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(IN MILLIONS)	2022	2021
Operating Activities
Net income from continuing operations	$111	$109
Net income/(loss) from discontinued operations	4	(75)
Gain on disposal of Global Connect, net of tax, within discontinued operations	-	542
Net income	115	576
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	8	8
(Gain) on sale of discontinued operations, net of tax	-	(542)
Currency exchange rate differences on financial transactions and other (gains)/losses	(9)	11
Equity in net income of affiliates, net of dividends received	(4)	(1)
Depreciation and amortization	130	163
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(16)	(57)
Prepaid expenses and other assets	16	(71)
Accounts payable and other current liabilities and deferred revenues	(7)	(147)
Other non-current liabilities	(19)	(17)
Interest payable	-	31
Income taxes	5	1
Net cash provided by/(used in) operating activities	219	(45)
Investing Activities
Proceeds from the sale of subsidiaries and affiliates, net	1	2,245
Additions to property, plant and equipment and other assets	(17)	(7)
Additions to intangible assets	(65)	(82)
Proceeds from the sale of property, plant and equipment and other assets	-	3
Other investing activities	-	(1)
Net cash (used in)/provided by investing activities	(81)	2,158
Financing Activities
Repayment of debt	-	(1,478)
Cash dividends paid to shareholders	(22)	(21)
Payments related to tax withholding for share-based payment arrangements	(4)	(7)
Proceeds from employee stock purchase plan	1	-
Finance leases	(7)	(14)
Other financing activities	(4)	(3)
Net cash used in financing activities	(36)	(1,523)
Effect of exchange-rate changes on cash and cash equivalents	-	(3)
Net increase in cash and cash equivalents	102	587
Cash and cash equivalents at beginning of period	380	610
Cash and cash equivalents at end of period	$482	$1,197
Supplemental Cash Flow Information
Cash paid for income taxes	$28	$38
Cash paid for interest, net of amounts capitalized	$66	$57

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2022

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2021	$32	$4,273	$(253)	$(647)	$(18)	$(73)	$3,314	$182	$3,496
Net income	—	—	105	—	—	—	105	10	115
Currency translation adjustments, net of tax of zero	—	—	—	(23)	—	11	(12)	1	(11)
Cash flow hedges, net of tax of $(4)	—	—	—	—	13	—	13	—	13
Net unrealized pension and other postretirement benefits, net of tax of $(2)	—	—	—	—	—	3	3	—	3
Employee stock purchase plan		1					1		1
Dividends to shareholders ($0.06 per share of common stock)	—	(22)	—	—	—	—	(22)	(2)	(24)
Payments related to tax withholding for share-based payment arrangements	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	8	—	—	—	—	8	—	8
Balance, March 31, 2022	$32	$4,256	$(148)	$(670)	$(5)	$(59)	$3,406	$191	$3,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2021

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243
Net income	—	—	573	—	—	—	573	3	576
Currency translation adjustments, net of tax of $(3)	—	—	—	(3)	—	—	(3)	(2)	(5)
Cash flow hedges, net of tax of $(3)	—	—	—	—	5	—	5	—	5
Net unrealized pension and other postretirement benefits, net of tax of $(1)	—	—	—	—	—	3	3	—	3
Other Comprehensive Income gain/(loss) on disposition, net of tax of $(42)	—	—	—	233	—	141	374	—	374
Dividends to shareholders ($0.06 per share of common stock)	—	(21)	—	—	—	—	(21)	(3)	(24)
Payments related to tax withholding for share-based payment arrangements	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	7	—	—	—	—	7	—	7
Other	—	(8)	—	—	—	—	(8)	3	(5)
Balance, March 31, 2021	$32	$4,314	$(643)	$(591)	$(34)	$(101)	$2,977	$193	$3,170	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Notes to Condensed Consolidated Financial Statements

Note 1. Background and Basis of Presentation

Background

Nielsen Holdings plc (“Nielsen” or the “Company”), together with its subsidiaries, serves the world’s media and content ecosystem and is a global leader in audience measurement, data and analytics. Through Nielsen’s understanding of people and their behaviors across all channels and platforms, Nielsen empowers its clients with independent and actionable intelligence so they can connect and engage with their audiences—now and into the future.

Nielsen provides a holistic and objective understanding of the media industry to its various client segments. Nielsen’s data is used by its publishing clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content. Nielsen’s data is used by its marketer and advertiser agency clients to plan and optimize their spend and is used by its content creator clients to inform decisions and identify trends.

An S&P 500 company, Nielsen has operations in more than 55 countries, with its registered office located in London, the United Kingdom and headquarters located in New York, United States.

Proposed Transaction with Consortium of Private Investment Funds

On March 28, 2022, Nielsen entered into a definitive agreement (the “Transaction Agreement”) to be acquired by Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (collectively, the “Purchasing Entities”) by way of a scheme of arrangement (the “Scheme”) between the Company and the Scheme Shareholders (as defined in the Scheme) under Part 26 of the United Kingdom Companies Act 2006, as amended (the “Companies Act 2006”). The Purchasing Entities are controlled by a consortium of private investment funds led by Evergreen Coast Capital Corporation, an affiliate of Elliott Investment Management L.P., and Brookfield Business Partners L.P., together with institutional partners. The Proposed Transaction Agreement provides that at the effective time of the Proposed Transaction, all ordinary shares will be transferred from Nielsen’s shareholders to Neptune BidCo US Inc. in accordance with the provisions of the Scheme and the laws of England and Wales (the “Proposed Transaction”), and that Scheme Shareholders will receive the consideration of $28.00 in cash, without interest, per ordinary share. The Proposed Transaction is subject to approval by Nielsen shareholders, regulatory approvals, consultation with the works council and other customary closing conditions. The Proposed Transaction will also be subject to UK court approval pursuant to a scheme of arrangement. Alternatively, pursuant to the Transaction Agreement, the parties may elect instead to complete the Proposed Transaction pursuant to an agreed-upon tender offer. If the closing conditions are met, the Proposed Transaction is expected to close in the second half of 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2022 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

	Three Months Ended March 31,
	2022	2021
Weighted-average shares of common stock outstanding, basic	359,531,490	357,944,731
Dilutive shares of common stock	1,130,775	2,244,591
Weighted-average shares of common stock outstanding, diluted	360,662,265	360,189,322

The effect of 1,593,609 and 2,781,930 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, as such shares would have been anti-dilutive.

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

If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. Certain corporate costs directly attributable to the discontinued operations and transaction costs directly related to the sale are also presented within net income/(loss) from discontinued operations, net of income taxes. Beginning in the first quarter of 2021, Global Connect met the criteria set forth in ASC 205 – 20 “Presentation of Financial Statements – Discontinued Operations,” and has been presented on a discontinued operations basis for all periods presented. Given the Global Connect segment represented a separate segment and approximately 50% of our consolidated revenues, we considered this to be a strategic shift. The assets and liabilities have been accounted for as assets held for sale in our condensed consolidated balance sheets through the date of the sale. The operating results related to these lines of business have been included in discontinued operations in our condensed consolidated statements of operations.  The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. See Note 12 – Discontinued Operations for further detail.

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

The table below sets forth the Company’s revenue disaggregated by major product offerings and timing of revenue recognition for the three months ended March 31, 2022 and 2021.

(IN MILLIONS) (UNAUDITED)	2022	2021
Measurement	$645	$632
Impact/Content	232	231
Total	$877	$863

Timing of revenue recognition
Products transferred at a point in time	$93	$83
Products and services transferred over time	784	780
Total	$877	$863

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)
Contract assets
Balance December 31, 2021	$97
Revenue recognized that was not billed for the period	91
Contract assets included in December 31, 2021 balance that were invoiced and transferred to trade receivables for the period	(72)
Balance March 31, 2022	$116
Contract liabilities
Balance December 31, 2021	$131
Advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized for the period	108
Revenue recognized for the period that was included in the contract liability balance as of December 31, 2021	(94)
Balance March 31, 2022	$145

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2022, approximately $3.9 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 80% of these remaining performance obligations through December 31, 2023, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of March 31, 2022 and December 31, 2021, the balances of such capitalized costs were $37 million and $31 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. We amortized $0.3 million of these costs for the three months ended March 31, 2022.  For the three months ended March 31, 2021, there was no amortization recorded given that the Company has not yet begun to transfer the goods and services associated with these capitalized costs. There was no impairment loss recorded in any of the periods presented.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts roll forward incorporating expected credit losses as of March 31, 2022 and December 31, 2021, respectively.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for doubtful accounts
Three months ended March 31, 2022	$6	$-	$-	$-	$6
Year ended December 31, 2021	$11	$(4)	$-	$(1)	$6

Note 4. Other Intangible Assets

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
(IN MILLIONS)	2022	2021	2022	2021
Indefinite-lived intangibles:
Trade names and trademarks	$1,833	$1,833	$—	$—
Amortized intangibles:
Trade names and trademarks	110	110	(97)	(96)
Customer-related intangibles	2,558	2,558	(1,717)	(1,689)
Covenants-not-to-compete	26	26	(26)	(26)
Content databases	168	168	(70)	(67)
Computer software	1,634	1,572	(1,017)	(947)
Patents and other	149	148	(130)	(128)
Total	$4,645	$4,582	$(3,057)	$(2,953)

Other indefinite-lived intangible assets and goodwill are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable.  There were no indicators of impairment during the first quarter of 2022.

During the first quarter of 2021, pursuant to Nielsen’s sale of its Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Advent”) on March 5, 2021,

Nielsen granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Global Connect segment. However, as this indefinite-lived trade name was retained by Nielsen as part of the Connect Transaction, the trade name was included within continuing operations. During the first quarter of 2021, Nielsen concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates, estimated future revenue (inclusive of long-term revenue growth rates) and discount rate. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The discount rate Nielsen used in its evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  Based on the interim impairment assessment as of March 2021, Nielsen concluded that the estimated fair value exceeded carrying value, thus no impairment was recorded. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

        There was no impairment or indicators of impairment noted in 2022 with respect to the Company’s amortizable intangible assets. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

Amortization expense associated with the above intangible assets was $105 million and $102 million for the three months ended March 31, 2022 and 2021, respectively. These amounts included amortization expense associated with computer software of $70 million and $65 million for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the net book value of purchased software and internally developed software was $9 million and $608 million, respectively.

Note 5. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the three months ended March 31, 2022 and 2021.

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2021	$(647)	$(18)	$(73)	$(738)
Other comprehensive (loss)/income before reclassifications	(22)	9	13	—
Amounts reclassified from accumulated other comprehensive loss	—	4	1	5
Net current period other comprehensive (loss)/income	(22)	13	14	5
Net current period other comprehensive income attributable to noncontrolling interest	1	—	—	1
Net current period other comprehensive (loss)/income attributable to Nielsen shareholders	(23)	13	14	4
Balance March 31, 2022	$(670)	$(5)	$(59)	$(734)

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)
Other comprehensive (loss)/income before Reclassifications	(5)	1	—	(4)
Amounts reclassified from accumulated other comprehensive loss	233	4	144	381
Net current period other comprehensive income	228	5	144	377
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	(2)
Net current period other comprehensive income attributable to Nielsen shareholders	230	5	144	379
Balance March 31, 2021	$(591)	$(34)	$(101)	$(726)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2022 and 2021, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	March 31, 2022	March 31, 2021	Statement of Operations
Currency Translation Adjustments
Currency translation (gains)/losses on dispositions(2)	$—	$233	Net income/(loss) from discontinued operations
Cash flow hedges
Interest rate contracts	$5	$6	Interest (income)/expense
	(1)	(2)	(Benefit)/provision for income taxes
	$4	$4	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(1)	$3	$4	Other expense, net
	(2)	(1)	(Benefit)/provision for income taxes
	$1	$3	Total, net of tax
Unrealized (gains)/losses on pension liability on dispositions(2)	$—	$183	Net income/(loss) from discontinued operations
	—	(42)	(Benefit)/provision for income taxes
	$—	$141	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$1	$144
Total reclassification for the period	$5	$381	Net of tax

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

(2)

The sale of Global Connect resulted in a total reclassification from accumulated other comprehensive income of $374 million, including accumulated currency translation adjustment of $233 million, and unrealized gain on pension liability of $141 million, net of taxes for the three months ended March 31, 2021.

Note 6. Fair Value Measurements

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31,
(IN MILLIONS)	2022	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$23	$23	$—	$—
Investment in mutual funds (2)	1	1	—	—
Warrant (3)	6	—	—	6
Total	$30	$24	$—	$6
Liabilities:
Interest rate swap arrangements (4)
Other current liabilities	$2	$—	$2	$—
Other non-current liabilities	3	—	3	—
Deferred compensation liabilities (5)	23	23	—	—
Total	$28	$23	$5	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	24	24	—	—
Investment in mutual funds (2)	1	1	—	—
Warrant(3)	6	—	—	6
Total	$31	$25	—	6
Liabilities:
Interest rate swap arrangements (4)
Other current liabilities	$4	$—	$4	$—
Other non-current liabilities	18	—	18	—
Deferred compensation liabilities (5)	24	24	—	—
Total	$46	$24	$22	—

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
(3)

The warrant to purchase equity interests in the company that, following the Connect Transaction, owns Global Connect, which was issued on March 5, 2021 in connection with the Connect Transaction (the “Connect Warrant”), was part of the proceeds related to the sale of Global Connect and included in the net gain on sale of Global Connect. The Connect Warrant is marked-to-market each reporting period with the subsequent change in fair value recorded to other income/(expense), net in the consolidated statement of operations. The Connect Warrant is reported within other non-current assets within the consolidated balance sheet. The fair value of the Connect Warrant asset is estimated using a Black-Scholes option-pricing model.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 7 – Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions pursuant to which the Company could be declared in default on its derivative obligations if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders. At March 31, 2022, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

For each of the three months ended March 31, 2022 and 2021, Nielsen recorded an insignificant net loss associated with foreign currency derivative financial instruments within other (income)/expense, net in its condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the notional amounts of the outstanding foreign currency derivative financial instruments were $34 million and $29 million, respectively.

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

As of March 31, 2022, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date	Interest Rates
$250,000,000	July 2022	2.00%
$150,000,000	April 2023	2.26%
$250,000,000	May 2023	2.72%
$250,000,000	June 2023	2.07%
$150,000,000	July 2023	1.82%

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021 respectively is as follows:

	Interest Expense
	Three Months Ended March 31,
(IN MILLIONS)	2022	2021
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$66	$80
Amount of loss reclassified from accumulated other comprehensive income into income, net of tax	$4	$4

Nielsen expects to recognize approximately $24 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2022 and 2021, respectively, was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	March 31,		Portion)	March 31,
(IN MILLIONS)	2022	2021		2022	2021
Interest rate swaps	$(11)	$(1)	Interest expense	$5	$6

Note 7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2022.

Annual maturities of Nielsen’s long-term debt are as follows:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
(IN MILLIONS)	Carrying	Interest	Carrying	Interest
Senior secured term loans	Amount	Rate	Value	Rate
Maturing in 2023, L+ 1.75%	$743		$742
Maturing in 2023, L+ 2.00%	1,351		1,351
Maturing in 2023 $850 revolving credit facility, L+ 1.75%	—		—
Total (with weighted-average interest rate)	2,094	2.30%	2,093	2.10%
Senior debenture loans
$500 maturing in 2025, 5.000%	498		498
$1,000 maturing in 2028, 5.625%	987		987
$750 maturing in 2030, 5.875%	740		740
$625 maturing in 2029, 4.500%	616		616
$625 maturing in 2031, 4.750%	616		616
Total (with weighted-average interest rate)	3,457	5.51%	3,457	5.52%
Total long-term debt	5,551	4.31%	5,550	4.24%
Finance lease and other financing obligations	72		76
Total debt and other financing arrangements	5,623		5,626
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings	35		35
Non-current portion of long-term debt and finance lease and other financing obligations	$5,588		$5,591

The total fair value of senior secured term loans and debenture loans was approximately $5,574 million and $5,646 million at March 31, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2022 to December 31, 2022	$—
2023	2,094
2024	—
2025	498
2026	—
2027	—
Thereafter	2,959
$5,551

Note 8. Shareholders’ Equity

Common stock activity is as follows:

Three Months Ended
March 31, 2022
Actual number of shares of common stock outstanding
Beginning of period	359,267,535
Shares of common stock issued through compensation plans	425,767
End of period	359,693,302

Dividends and Share Repurchase Program

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013. Nielsen paid cash dividends of $22 million and $21 million, or $0.06 per share of common stock, in the three months ended March 31, 2022 and 2021, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board subject to the restrictions set forth in the Transaction Agreement, as applicable, and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.

On April 14, 2022, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on June 16, 2022 to shareholders of record at the close of business on June 2, 2022.

On February 26, 2022, the Board authorized the repurchase of up to $1 billion of the Company’s ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities as well the restrictions set forth in the Transaction Agreement. This authorization has been executed within the limitations of the authority granted to Nielsen on August 6, 2015, which was extended by the authority approved by Nielsen’s shareholders at its annual general meetings of shareholders held on May 12, 2020 and May 25, 2021 (the “Authority”), with such Authority to remain in place until the end of the 2022 annual general meeting of shareholders, which is expected to be held on May 17, 2022, or close of business on August 25, 2022, whichever is earlier. Nielsen has requested approval from its shareholders at its 2022 annual general meeting of shareholders to renew this authority for a period of one year. Pursuant to the Authority, the Company may only repurchase ordinary shares in accordance with procedures for “off-market” purchases under the Companies Act 2006 and, in order to be compliant with the Companies Act 2006, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the annual general meeting of shareholders.

At Nielsen’s 2021 annual general meeting of shareholders, two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as the Company may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to the Company in record form. Any such shares repurchased by the Company pursuant to either form of contract will be cancelled. Nielsen has requested approval from its shareholders at its 2022 annual general meeting of shareholders to approve similar forms of repurchase contracts.

There were no share repurchases for the three months ended March 31, 2022 or 2021, and the Board has no present intention to exercise the Authority, as a result of entering into the Transaction Agreement (See Note 1 above).

Note 9. Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 were 24% ($33 million tax expense) and 36% ($60 million tax expense), respectively. The decrease in Nielsen’s income tax expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by a decrease in earnings in the current period as well as the absence of the unfavorable impact of deferred tax revaluation recognized in the prior period. Nielsen’s effective tax rate may fluctuate from time to time due to geographic mix of earnings.

The estimated liability for unrecognized tax benefits as of March 31, 2022 is $174 million. If the balance of the Company’s tax positions is sustained by the taxing authorities in the Company’s favor, the Company’s effective tax rate would be reduced in future periods by $26 million.

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

Note 10. Commitments and Contingencies

Legal Proceedings and Contingencies

In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. On February 3, 2022, the parties reached a settlement in principle to resolve this litigation for $73 million. On March 15, 2022, the terms of the settlement were formalized and submitted to the Court for approval. The Court preliminarily approved the settlement on April 4, 2022, and set a final approval hearing for July 20, 2022. Nielsen expects the amount of the settlement payment to be paid by its insurance carriers.

In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. An amended complaint was filed on May 7, 2021, which Nielsen moved to dismiss on July 16, 2021. By agreement dated September 8, 2021, the action was stayed for a period of 90 days. On January 31, 2022, the stay was extended to June 1, 2022. Nielsen intends to defend this lawsuit vigorously. Based on currently available information, Nielsen believes that it has meritorious defenses to this action and that its resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Note 11. Segments

As discussed in Note 12 – Discontinued Operations, the Global Connect segment has been classified as discontinued operations beginning with the first quarter of 2021. The Company evaluated segment reporting in accordance with ASC 280 “Segment Reporting” and beginning with the first quarter of 2021, the Company concluded that it operates as a single operating segment and a single reportable segment consisting principally of television, radio, online and mobile audience and advertising measurement and corresponding analytics. Nielsen aligns its operating segment in order to conform to management’s internal reporting structure. Nielsen operates as a complete unit - from the conception of a product, through the collection of the data, into the technology and operations, all the way to the data being sold and delivered to the client. The reporting structure of Nielsen is and has historically been centralized under one Chief Operating Decision Maker (“CODM”), who evaluates Nielsen’s operating financial results to assess its performance.

Business Segment Information

(IN MILLIONS)	Three Months Ended March 31,
	2022	2021
Revenues	$877	$863
Operating income	197	253
Depreciation and amortization	130	127
Restructuring charges (1)	12	—
Share-based compensation expense	8	7
Other items (2)	25	1
Adjusted EBITDA (3)	$372	$388

Total assets as of March 31, 2022	$10,882
Total assets as of December 31, 2021		$10,820

(1)	For the three months ended March 31, 2022, restructuring charges primarily consist of real estate consolidation.
(2)

For the three months ended March 31, 2022, other items primarily consist of business optimization costs and transaction related costs, including costs related to the Proposed Transaction. For the three months ended March 31, 2021, other items primarily consist of business optimization costs and transaction related costs.

(3)	The CODM uses Adjusted EBITDA to measure performance and allocate resources from period to period

Note 12. Discontinued Operations

On October 31, 2020, Nielsen entered into the Stock Purchase Agreement to sell its Global Connect business to affiliates of Advent, for $2.7 billion in cash, subject to adjustments based on closing levels of cash, indebtedness, debt-like items and working capital, and the Connect Warrant. On February 11, 2021, Nielsen held a special meeting of Nielsen’s shareholders. At the special meeting, the Connect Transaction was submitted to a vote of the shareholders through the solicitation of proxies. Approval of the Connect Transaction required the affirmative vote of the holders of a majority of ordinary shares present (online or by proxy) at the special meeting. The Connect Transaction was approved by the requisite vote of Nielsen’s shareholders. Beginning in the first quarter of 2021, Global Connect met the criteria set forth in ASC 205 – 20 “Presentation of Financial Statements – Discontinued Operations,” and has been presented on a discontinued operations basis for all periods presented. Given the Global Connect segment represented a separate segment and approximately 50% of our consolidated revenues, we considered this to be a strategic shift.

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment.  Prior to final closing adjustments, the Company recorded a gain of $542 million net of tax during the three months ended March 31, 2021.

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

In connection with the Connect Transaction, Nielsen and Global Connect entered into a Transition Services Agreement for services that primarily relate to technology functions such as infrastructure and cybersecurity, which continues to run for up to two years following the closing, with an option to extend the term by six months per service. In addition, Nielsen and Global Connect entered into a Master Services Agreement pursuant to which each party granted the other reciprocal licenses to certain data used by Global Connect and Nielsen, respectively, as well as certain corresponding services related to such data at agreed rates for up to five years following the closing.

The following table summarizes the major classes of line items constituting net income from discontinued operations, net of tax:

	Three Months Ended March 31,
(IN MILLIONS)	2022	2021
Operations
Revenues	$-	$452
Cost of revenues, exclusive of depreciation and amortization shown separately below	-	264
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	-	229
Depreciation and amortization	-	36
Restructuring charges	-	6
Operating income/(loss)	-	(83)
Other income and expenses (1)	4	(13)
Income/(loss) from discontinued operations before income taxes	4	(96)
Benefit/(provision) for income taxes	-	21
Net income/(loss) from discontinued operations	$4	$(75)
Disposal
Gain on disposal before income taxes	$-	$379
Benefit/(provision) for income taxes	-	163
Gain on disposal, net of taxes	-	542
Net income/(loss) from discontinued operations	4	467
Net income/(loss) from discontinued operations attributable to noncontrolling interests	-	-
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$4	$467

(1)

Net income of $4 million in 2022 represents the true up of estimated receivables from and payables to affiliates of Advent under tax indemnification arrangements for certain liabilities to various taxing authorities.

The Company’s Sixth Amended and Restated Credit Agreement entered into in July 2020 and the Credit Agreement entered into in June 2020, as amended by Amendment No. 1 thereto in July 2020, which has since been terminated, required $1.3 billion of senior secured term loans to be repaid pursuant to the debt covenants which were triggered as a result of the Connect Transaction.  As such, the Company elected to allocate interest expense to discontinued operations of $8 million for the three months ended March 31, 2021. There was no interest expense for the three months ended March 31, 2022.

The Company has incurred $162 million in separation costs related to the sale of Global Connect, of which $37 million is reflected in the Company’s condensed consolidated statement of operations as discontinued operations for the three months ended March 31, 2021. These costs are comprised primarily of professional fees (e.g., legal, banking and accounting), as well as other items that are incremental and one-time in nature that are related to the sale of Global Connect.

As of March 31, 2022, the consolidated balance sheet included $32 million of a receivable from Advent within prepaid expenses and other current assets as well as $2 million payable to Advent within accounts payable and other current liabilities and $14 million within other non-current liabilities for liabilities to affiliates of Advent. These represent estimated receivables from and payables to affiliates of Advent under tax indemnification arrangements for certain liabilities to various taxing authorities that will be settled in future periods.

The following table provides operating and investing cash flows for Nielsen’s discontinued operations for the three months ended March 31, 2021 (in millions):

March 31,
(IN MILLIONS)	2021
(Unaudited)
Net cash flows used in operating activities	$(213)
Net cash flows used in investing activities	(26)

There was no cash flows from discontinued operations during the three months ended March 31, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (the “Company” or “Nielsen”) for the year ended December 31, 2021 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 28, 2022, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report includes information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements include those set forth above relating to the proposed transaction as well as those that may be identified by words such as "will," "intend," "expect," "anticipate," "should," "could" and similar expressions. These statements are subject to risks and uncertainties, and actual results and events could differ materially from what presently is expected, including regarding the proposed transaction and Nielsen ONE. Factors leading thereto may include, without limitation, the risks related to Ukraine conflict or the COVID-19 pandemic on the global economy and financial markets, the uncertainties relating to the impact of the Ukraine conflict or the COVID-19 pandemic on Nielsen's business, the failure of Nielsen's new business strategy in accomplishing Nielsen's objectives, economic or other conditions in the markets Nielsen is engaged in, impacts of actions and behaviors of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules and processes affecting Nielsen's business, the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction that could reduce anticipated benefits or cause the parties to abandon the proposed transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement entered into pursuant to the proposed transaction (the "Transaction Agreement"), the possibility that Nielsen shareholders may not approve the proposed transaction, the risk that the parties to the Transaction Agreement may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed transaction, the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of Nielsen's ordinary shares, the risk of any unexpected costs or expenses resulting from the proposed transaction, the risk of any litigation relating to the proposed transaction, the risk that the proposed transaction and its announcement could have an adverse effect on the ability of Nielsen to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships and on its operating results and business generally, the risk the pending proposed transaction could distract management of Nielsen, and other specific risk factors that are set forth in this Item 2 or Part II, Item 1A, if any, and those outlined in Nielsen's disclosure filings and materials, which you can find on http://www.nielsen.com/investors, such as its Annual Reports of Form 10-K and Current Reports on Form 8-K that have been filed with the Securities and Exchange Commission. Please consult these documents for a more complete understanding of these risks and uncertainties. This list of factors is not intended to be exhaustive. Such forward-looking statements only speak as of the date of this report or as of the date they were made, and Nielsen assumes no obligation to update any written or oral forward-looking statement made by Nielsen or on its behalf as a result of new information, future events or other factors, except as required by law.

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

Proposed Transaction with Consortium of Private Investment Funds

On March 28, 2022, we entered into the Transaction Agreement to be acquired by Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (collectively, the “Purchasing Entities”) by way of a scheme of arrangement (the “Scheme”) between the Company and the Scheme Shareholders (as defined in the Scheme) under Part 26 of the United Kingdom Companies Act 2006, as amended (the “Companies Act 2006”). The Purchasing Entities are controlled by a consortium of private investment funds led by Evergreen Coast Capital Corporation, an affiliate of Elliott Investment Management L.P., and Brookfield Business Partners L.P., together with institutional partners (the “Consortium”). The Transaction Agreement provides that at the effective time of the Proposed Transaction, all ordinary shares will be transferred from our shareholders to Neptune BidCo US Inc. in accordance with the provisions of the Scheme and the laws of England and Wales (the “Proposed Transaction”), and that Scheme Shareholders will receive the consideration of $28.00 in cash, without interest, per ordinary share.

For further discussion regarding the potential risks associated with the Proposed Transaction, see “Part II—Item 1A—Risk Factors.”

COVID-19

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

Please refer to Part I—Item 1—Business, Part I—Item 1A—Risk Factors and Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K for a description of the measures taken in response to COVID-19, which had a significant impact on our operations and performance in fiscal year 2021, and for further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company.

Critical Accounting Estimates

Please refer to the Critical Accounting Estimates within management’s discussion and analysis of financial condition and results of operations of the Company for the year ended December 31, 2021 as contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 28, 2022.

Factors Affecting Our Financial Results

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

	Three Months Ended March 31,
	2022	2021
U.S. Dollar	84%	84%
Euro	5%	5%
Other Currencies	11%	11%
Total	100%	100%

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates, while revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.12 to €1.00 and $1.21 to €1.00 for the three months ended March 31, 2022 and 2021, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2022	2021
Revenues	$877	$863
Cost of revenues, exclusive of depreciation and amortization shown separately below	314	277
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	224	206
Depreciation and amortization	130	127
Restructuring charges	12	-
Operating income	197	253
Interest expense	66	80
Other (income)/expense, net	(9)	4
Income from continuing operations before income taxes and equity in net income of affiliates	140	169
Provision for income taxes	33	60
Equity in net income of affiliates	(4)	-
Net income from continuing operations	111	109
Net income from discontinued operations, net of taxes	4	467
Net income	115	576
Net income attributable to noncontrolling interests	10	3
Net income attributable to Nielsen shareholders	$105	$573

Net Income from Continuing Operations to Adjusted EBITDA Reconciliation

We report information in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Internally, management uses Adjusted EBITDA, a non-GAAP measure to monitor and evaluate our financial performance, as a metric in our incentive compensation programs and to compare our results to those of our competitors. We present Adjusted EBITDA to provide useful supplemental information that will allow investors to evaluate the Company’s results using the same measures that management uses to monitor and measure performance. Adjusted EBITDA should not be considered in isolation or as an alternative to financial information presented in accordance with GAAP. In addition, our definition of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

We define Adjusted EBITDA as net income or loss from continuing operations of our condensed consolidated statements of operations before interest income and expense, income taxes, depreciation and amortization, restructuring charges, impairment of goodwill and other long-lived assets, share-based compensation expense and other non-operating items from our condensed consolidated statements of operations, as well as certain other items that arise outside the ordinary course of our continuing operations specifically described below. Adjusted EBITDA margin is Adjusted EBITDA for a particular period expressed as a percentage of revenues for that period.

Impairment of goodwill and other long-lived assets: We exclude the impact of charges related to the impairment of goodwill and other long-lived assets. We believe that the exclusion of these impairments, which are non-cash, allows for a meaningful measure that increases period-to-period comparability.

Share-based compensation expense: We exclude the impact of costs relating to share-based compensation. Share-based compensation expense can vary significantly based on the timing, size and nature of awards granted. We believe that the exclusion of share-based compensation expense, which is typically non-cash, allows for a meaningful measure that increases period-to-period comparability.

Restructuring charges: We exclude restructuring expenses, which primarily include employee severance, office consolidation and contract termination charges, to allow for a meaningful measure that increases period-to-period comparability.  Furthermore, we exclude these expenses as we believe these expenses in any specific period may not directly correlate to the underlying performance of our business.

Other non-operating income/(expense), net: We exclude foreign currency exchange transaction gains and losses, primarily related to intercompany financing arrangements, as well as other non-operating income and expense items, such as gains and losses recorded on business combinations or dispositions, sales of investments, net income/(loss) attributable to noncontrolling interests and early redemption payments made in connection with debt refinancing. We exclude these non-operating income and expense items as we believe these items in any specific period may not directly correlate to the underlying performance of our business.

Other items: We exclude certain expenses and gains that arise outside the ordinary course of our continuing operations. Such costs primarily include legal settlements and related fees, acquisition related expenses, business optimization costs and other transaction costs. We believe excluding these items allows for a meaningful measure that increases period to period comparability.

The below table presents a reconciliation from net income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(IN MILLIONS)	2022	2021
Net income from continuing operations	$111	$109
Less: Net income attributable to noncontrolling interests	10	3
Net income from continuing operations attributable to Nielsen shareholders	101	106
Interest expense, net	66	80
Provision for income taxes	33	60
Depreciation and amortization	130	127
EBITDA	330	373
Equity in net income of affiliates	(4)	-
Other non-operating expense, net	1	7
Restructuring charges (1)	12	-
Share-based compensation expense	8	7
Other items (2)	25	1
Adjusted EBITDA	$372	$388

(1)	For the three months ended March 31, 2022, restructuring charges primarily consist of real estate consolidation.

(2)

For the three months ended March 31, 2022, other items primarily consist of business optimization costs and transaction related costs, including costs related to the Proposed Transaction. For the three months ended March 31, 2021, other items primarily consist of business optimization costs and transaction related costs.

Results from Continuing Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

The table below sets forth our revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, both on an as-reported and constant currency basis:

(IN MILLIONS)	2022	2021	% Variance 2022 vs. 2021 Reported	2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Measurement	$645	632	2.1%	628	2.7%
Impact / Content	232	231	0.4%	228	1.8%
Total	$877	$863	1.6%	$856	2.5%

Revenues increased 1.6% to $877 million in 2022 from $863 million in 2021 or an increase of 2.5% on a constant currency basis. Revenue growth was primarily driven by growth in Measurement, which increased 2.1%, or an increase of 2.7% on a constant currency basis, with overall solid growth, driven by strength in national and digital measurement products in the US, and in international markets.  Local products grew modestly for the fourth consecutive quarter. Impact / Content revenues increased 0.4%, or an increase of 1.8% on a constant currency basis. This was driven in part by improving trends in short-cycle revenue and the Sports business in Impact, offset in part by a timing-related decline in Content.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 13.4% to $314 million in 2022 from $277 million in 2021, or an increase of 14.6% on a constant currency basis. The increase in costs were primarily due to the return of temporary costs savings realized from actions taken in response to the COVID-19 pandemic in the first quarter of 2021 and our continued investments in our products and services.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 8.7% to $224 million in 2022 from $206 million in 2021, or an increase of 10.3% on a constant currency basis. The increase in costs were primarily due to the return of temporary costs savings realized from actions taken in response to the COVID-19 pandemic in the first quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expense was $130 million in 2022 as compared to $127 million in 2021, inclusive of depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations of $37 million and $40 million, respectively. This increase was primarily due to higher capital expenditures for the period, partially offset by depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations.

Operating Income

Operating income was $197 million in 2022 as compared to $253 million for the three months ended March 31, 2021. The decrease was primarily due to the return of temporary costs savings realized from actions taken in response to the COVID-19 pandemic, increased costs to operate as a standalone company without the Global Connect business and higher depreciation and amortization expense in 2022, partially offset by the revenue performance discussed above.

Interest Expense, Net

Interest expense was $66 million in 2022, as compared to $80 million in 2021. This decrease was primarily due to lower loan balances.

Other (Income)/Expense, Net

Other income, net was $9 million in 2022, primarily related to a gain from the sale of an equity investment.  Other expense, net was $4 million in 2021, resulting primarily from foreign currency exchange expense transaction fluctuations in certain foreign currencies associated with intercompany transactions.

Income from continuing operations before Income Taxes and Equity in Net Income of Affiliates

Income was $140 million in 2022 compared to income of $169 million in 2021 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 were 24% ($33 million tax expense) and 36% ($60 million tax expense), respectively. The decrease in our income tax expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by a decrease in earnings in the current period as well as the absence of the unfavorable impact of deferred tax revaluation recognized in the prior period. Our effective tax rate may fluctuate from time to time due to geographic mix of earnings.

The estimated liability for unrecognized tax benefits as of March 31, 2022 is $174 million. If the balance of our tax positions is sustained by the taxing authorities in our favor, our effective tax rate would be reduced in future periods by $26 million.

Adjusted EBITDA

(IN MILLIONS)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Variance 2022 vs. 2021 Reported	Three Months Ended March 31, 2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Adjusted EBITDA	$372	$388	(4.1)%	$387	(3.9)%

Adjusted EBITDA decreased 4.1% to $372 million in 2022 from $388 million in 2021, or a decrease of 3.9% on a constant currency basis, reflecting the return of the temporary cost savings realized from actions taken in response to the COVID-19 pandemic and our continued investment in our products and services, partially offset by our revenue performance.

Results from Discontinued Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment.  Prior to final closing adjustments, we recorded a gain of $542 million net of tax during the three months ended March 31, 2021. Proceeds from the sale were primarily utilized for debt repayment. The results of operations of Global Connect have been classified as discontinued operations for all periods presented.

Net income from discontinued operations from Global Connect for the three months ended March 31, 2022 and 2021 was $4 million and $467 million, respectively.  The decrease is primarily due to the gain on sale recorded during the first quarter of 2021. Included in the $467 million is a net loss from Global Connect of $75 million, which reflects operating results through March 5, 2021.

Consolidated Liquidity and Capital Resources

Overview

We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2022 and 2021:

(IN MILLIONS)	2022	2021
Net cash from operating activities	$219	$(45)
Cash and cash equivalents	$482	$1,197
Availability under Revolving credit facility	$837	$837

Of the $482 million in cash and cash equivalents, approximately $283 million was held in jurisdictions outside the United States and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We regularly review the amount of cash and cash equivalents held outside of the United States to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

Consolidated Cash Flows for the Three Months Ended March 31, 2022 Versus the Three Months Ended March 31, 2021.

(IN MILLIONS)	2022	2021
Net cash from operating activities	$219	$(45)
Net cash from investing activities	$(81)	$2,158
Net cash from financing activities	$(36)	$(1,523)

Operating activities. The increase in net cash provided by operating activities was primarily due to lower working capital outflows in 2022.

Investing activities. The primary drivers for the decrease from investing activities were the proceeds from the sale of our Global Connect business during the three months ended March 31, 2021. See Note 12 – Discontinued Operations. Excluding those sales proceeds, cash used in investing activities was $87 million in 2021.

Financing activities. The decrease in net cash used in financing activities was primarily due to the partial repayment of our Senior secured term loans and our Senior notes during the three months ended March 31, 2021.

The operating, investing and financing activities above include Global Connect through the Connect Transaction close date in 2021.

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above could cause us to default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of March 31, 2022, we were in full compliance with the financial covenant described above.

Pursuant to Regulation S-X Rule 13-01, which simplifies certain disclosure requirements for guarantors and issuers of guaranteed securities, we are no longer required to provide condensed consolidating financial statements for us and our subsidiaries, including the guarantors and non-guarantors under our credit agreement and the indentures governing our senior notes. Nielsen Holding and Finance B.V., the parent covenant party under our credit agreement and the indentures governing our senior notes, and its restricted subsidiaries together comprise substantially all of our assets, liabilities and operations, and there are no material differences between the consolidating information related to us, on the one hand, and Nielsen Holding and Finance B.V. and its restricted subsidiaries on a standalone basis, on the other hand.

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

We had zero borrowings outstanding and had outstanding letters of credit of $13 million for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, we had $837 million available for borrowing under the senior secured revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013.  We paid cash dividends of $22 million and $21 million, or $0.06 per share of common stock, in the three months ended March 31, 2022 and 2021, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board subject to the restrictions set forth in the Transaction Agreement, as applicable, and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.

On April 14, 2022, the Board declared a cash dividend of $0.06 per share of common stock. The dividend is payable on June 16, 2022 to shareholders of record at the close of business on June 2, 2022.

On February 26, 2022, the Board authorized the repurchase of up to $1 billion of our ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities as well as the restrictions set forth in the Transaction Agreement. This authorization has been executed within the limitations of the authority granted to us on August 6, 2015, which was extended by the authority approved by our shareholders at our annual general meetings of shareholders held on May 12, 2020 and May 25, 2021 (the “Authority”), with such Authority to remain in place until the end of the 2022 annual general meeting of shareholders, which is expected to be held on May 17, 2022, or close of business on August 25, 2022, whichever is earlier. We have requested approval from our shareholders at our

2022 annual general meeting of shareholders to renew this authority for a period of one year. Pursuant to the Authority, we may only repurchase ordinary shares in accordance with procedures for “off-market” purchases under the Companies Act 2006 and, in order to be compliant with the Companies Act2006, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the annual general meeting of shareholders.

At our 2021 annual general meeting of shareholders, two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as we may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to us in record form. Any such shares repurchased by us pursuant to either form of contract will be cancelled. We have requested approval from our shareholders at our 2022 annual general meeting of shareholders to approve similar forms of repurchase contracts.

There were no share repurchases for the three months ended March 31, 2022 or 2021, and the Board has no present intention to exercise the Authority, as a result of the Proposed Transaction or entering into the Transaction Agreement (see above).

Summary of Recent Accounting Pronouncements

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

Commitments and Contingencies

Legal Proceedings and Contingencies

For information about our legal proceedings, see Note 10 – Commitments and Contingencies.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 16% of our revenues and 21% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2022. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one percent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $2 million annually, with an immaterial impact on our profitability.

For each of the quarters ended March 31, 2022 and 2021, we recorded an insignificant net loss associated with foreign currency derivative financial instruments within other (income)/expense, net in our condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the notional amounts of outstanding foreign currency derivative financial instruments were $34 million and $29 million, respectively.

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2022:

	U.S. Dollar	Euro	Other Currencies
Revenues	84%	5%	11%
Operating costs	79%	6%	15%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. Through this process, we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At March 31, 2022, we had $2,094 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,050 million was subject to effective floating-fixed interest rate swaps. These derivatives have been designated as interest rate cash flow hedges and fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate-debt. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($21 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          For information about our legal proceedings, see Note 10–Commitments and Contingencies.

Item 1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 other than as set forth below, which, along with the Risk Factors previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

Risks Related to the Proposed Transaction

The Proposed Transaction is subject to various closing conditions, including regulatory and shareholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.

On March 28, 2022, the Company entered into a definitive agreement (the “Transaction Agreement”) to be acquired by Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (collectively, the “Purchasing Entities”) by way of a scheme of arrangement (the “Scheme”) between the Company and the Scheme Shareholders (as defined in the Scheme) under Part 26 of the United Kingdom Companies Act 2006, as amended (the “Companies Act 2006”). The Purchasing Entities are controlled by a consortium of private investment funds led by Evergreen Coast Capital Corporation, an affiliate of Elliott Investment Management L.P., and Brookfield Business Partners L.P., together with institutional partners (the “Consortium”). The Transaction Agreement provides that at the effective time of the Proposed Transaction (the “Effective Time”), all ordinary shares will be transferred from the Company’s shareholders to Neptune BidCo US Inc. in accordance with the provisions of the Scheme and the laws of England and Wales (the “Proposed Transaction”), and that Scheme Shareholders will receive the consideration of $28.00 in cash, without interest, per ordinary share.

The Proposed Transaction is subject to a number of closing conditions, including approval by Nielsen shareholders, regulatory approvals and other customary closing conditions, and there can be no assurance that the Proposed Transaction will be completed in the expected timeframe, or at all. The Transaction Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Proposed Transaction, including (i) the approval of the Scheme by a majority in number of the Scheme Shareholders present and voting, either in person or by proxy, representing three-quarters or more in value of the Scheme Shares (as defined in the Scheme) held by such shareholders; (ii) the absence of any injunction or other order of a court of competent jurisdiction or law prohibiting the consummation of the Proposed Transaction; (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (for which the parties submitted their respective HSR filings on April 11, 2022), as well as the receipt of certain specified foreign antitrust and foreign investment approvals; (iv) the sanction of the Scheme by the High Court of Justice in England and Wales; (v) the delivery of the order of the Court providing for the Court Sanction to the Registrar of Companies for England and Wales and (vi) the accuracy of the representations and warranties of the parties and the compliance by the parties with their respective covenants in the Transaction Agreement. If the closing conditions are met, the Proposed Transaction is expected to close in the second half of 2022.

There can be no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or that the Proposed Transaction will be completed in a timely manner or at all. Many of the conditions to completion of the Proposed Transaction are not within the control of the Company or the Consortium, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable), which may be affected by many factors including the increase in beneficial ownership of our ordinary shares by a significant shareholder who has publicly indicated that it intends to oppose the Proposed Transaction. Even if the required regulatory and shareholder approvals are obtained, it is possible that conditions will be imposed that could result in a material delay in, or the abandonment of, the Proposed Transaction or otherwise have an adverse effect on us.

If the Proposed Transaction is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our ordinary shares may face a significant decline given that current market prices reflect a market assumption that the Proposed Transaction is likely to be completed. In addition, some costs related to the Proposed Transaction must be paid whether or not the Proposed Transaction is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Transaction, as well as the diversion of management attention and resources towards the Proposed Transaction, for which we will have received little or no benefit if completion of the Proposed Transaction does not occur. We may also experience negative reactions from our investors, employees, customers, suppliers, vendors, strategic partners or others that deal with us. In addition, if the Transaction Agreement is terminated under certain specified circumstances, including the termination by the Company in the event of a change of recommendation by the

Board or the termination by the Company to enter into an agreement in connection with a “Company Superior Proposal” (as defined in the Transaction Agreement), we will be required to pay the Consortium a termination fee of $102 million.

The announcement and pendency of the Proposed Transaction could adversely affect our business, results of operations, financial condition, and the market price of our ordinary shares.

Whether or not the Proposed Transaction is completed, the announcement and pendency of the Proposed Transaction may be disruptive to our businesses and may adversely affect our existing relationships with current and prospective employees and business partners. Uncertainties related to the pending Proposed Transaction may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from its day-to-day business and operations in preparation for the Proposed Transaction. If we are unable to effectively manage these risks, the business and prospects of our businesses would be adversely affected. This may in turn adversely affect our results of operations and financial condition and the trading price of our ordinary shares.

We are subject to certain restrictions in the Transaction Agreement that may hinder operations pending the consummation of the Proposed Transaction.

Whether or not the Proposed Transaction is completed, the pending Proposed Transaction may disrupt our current plans and operations, which could have an adverse effect on our business operations and financial results. The Transaction Agreement generally requires us to conduct our business in all material respects in the ordinary course and use commercially reasonable efforts to maintain and preserve intact, in all material respects, our business organization and business relations (including our relationships with customers, vendors, licensors, licensees, governmental entities and other persons with which we have significant business dealings) during the period between the date of the Transaction Agreement and the closing of the Proposed Transaction, and not to engage in specified types of transactions during this period, subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Proposed Transaction is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Transaction Agreement, we might have pursued, or effectively respond to competitive pressures or industry developments. For these and other reasons, the pendency of the Proposed Transaction could adversely affect our business operations and financial results.

The Transaction Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.

The Transaction Agreement provides that beginning on the date of the Transaction Agreement and continuing until 11:59 p.m., Eastern time on May 12, 2022 (the “Go-Shop Period”), the Company and its representatives have the right to (i) solicit, initiate, propose or induce the making of alternative acquisition proposals from third parties, (ii) furnish non-public information to such third parties in connection with such proposals and (iii) participate in discussions or negotiations with third parties with respect to such proposals. Following the expiration of the Go-Shop Period, the Company will generally be restricted from soliciting alternative acquisition proposals, and subject to certain exceptions, engaging in discussions or negotiations with respect to such proposals or providing non-public information in connection with such proposals. A competing bidder that makes a Company Superior Proposal would bear a $102 million termination fee that is payable by the Company if the Company terminates the Transaction Agreement with the Consortium to accept such Company Superior Proposal. In addition, under the terms of the Transaction Agreement, the parties may at any time prior to the Effective Time mutually agree to implement the Potential Transaction by way of a takeover offer (as defined in Section 974 of the Companies Act) rather than the Scheme.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than the Proposed Transaction consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee which is payable in specified circumstances, including the termination by the Company in the event of a change of recommendation by the Board or the termination by the Company to enter into an agreement in connection with a Company Superior Proposal.

Litigation relating to the Proposed Transaction may be filed against us and our Board of Directors in the future, which could prevent or delay the completion of the Proposed Transaction or result in the payment of damages.

Lawsuits arising out of or relating to the Transaction Agreement may be filed in the future. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Proposed Transaction and result in substantial costs. One of the conditions to completion of the Proposed Transaction is the absence of any injunction or similar order prohibiting the consummation of the Proposed Transaction. Accordingly, if a plaintiff is successful in obtaining an injunction, then such injunction may prevent the Proposed Transaction from being completed, or from being completed within the expected timeframe.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended March 31, 2022.

Purchases of Equity Securities by the Issuer

There were no share repurchases during the three months ended March 31, 2022.

Our Board authorized the repurchase of up to $1 billion of our outstanding ordinary shares on February 26, 2022 as described under Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Liquidity and Capital Resources—Dividends and Share Repurchase Program. The Board has no present intention to exercise the Authority.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1√

Stock Purchase Agreement by and among Nielsen Holdings plc, Indy US Bidco, LLC and Indy Dutch Bidco B.V., dated as of October 31, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on November 2, 2020)

2.2√

Transaction Agreement, dated as of March 28, 2022, by and among Nielsen Holdings plc, Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on March 30, 2022)

10.1

Warrant by and between VNU International B.V. and AI PAVE Dutchco I B.V., dated as of March 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on March 11, 2021)

10.2*†	Form of 2022 Performance Restricted Stock Unit Award Agreement (Free Cash Flow Conversion)

31.1*	CEO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	CFO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021, (v) Condensed  Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL and included in Exhibit 101)
*	Filed or furnished herewith
√

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Nielsen Holdings plc (Registrant)

Date: April 28, 2022	/s/ Henry Iglesias
Henry Iglesias Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)