Form 10-Q
period 2022-06-30
Nielsen Holdings plc
filed 2022-07-27
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 359,834,341 shares of the registrant’s Common Stock outstanding as of June 30, 2022.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021	2022	2021
Revenues	$882	$861	$1,759	$1,724
Cost of revenues, exclusive of depreciation and amortization shown separately below	327	292	641	569
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	213	218	437	424
Depreciation and amortization	127	126	257	253
Restructuring charges	2	6	14	6
Operating income	213	219	410	472
Interest expense, net	67	69	133	149
Other expense/(income), net	1	26	(8)	30
Income from continuing operations before income taxes and equity in net income of affiliates	145	124	285	293
Provision for income taxes	33	36	66	96
Equity in net income of affiliates	—	—	(4)	—
Net income from continuing operations	112	88	223	197
Net income/(loss) from discontinued operations, net of income taxes	1	(10)	5	457
Net income	113	78	228	654
Net income attributable to noncontrolling interests	2	2	12	5
Net income attributable to Nielsen shareholders	$111	$76	$216	$649
Net income per share of common stock, basic
Net income from continuing operations attributable to Nielsen shareholders	$0.31	$0.24	$0.59	$0.54
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$0.00	$(0.03)	$0.01	$1.28
Net income attributable to Nielsen shareholders	$0.31	$0.21	$0.60	$1.81
Net income per share of common stock, diluted
Net income from continuing operations attributable to Nielsen shareholders	$0.30	$0.24	$0.58	$0.53
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$0.00	$(0.03)	$0.01	$1.27
Net income attributable to Nielsen shareholders	$0.31	$0.21	$0.60	$1.80
Weighted-average shares of common stock outstanding
Basic	359,776,182	358,620,131	359,654,815	358,287,878
Diluted	361,575,601	360,417,035	361,119,912	360,308,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(IN MILLIONS)	2022	2021	2022	2021
Net income	$113	$78	$228	$654
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(44)	(28)	(55)	200
Changes in the fair value of cash flow hedges	7	4	20	9
Net unrealized pension and other post-retirement benefits, net of tax	3	2	6	146
Total other comprehensive (loss)/income	(34)	(22)	(29)	355
Total comprehensive income	79	56	199	1,009
Less: comprehensive (loss)/income attributable to noncontrolling interests	(1)	4	9	5
Total comprehensive income attributable to Nielsen shareholders	$80	$52	$190	$1,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$621	$380
Trade and other receivables, net	517	517
Prepaid expenses and other current assets	254	243
Total current assets	1,392	1,140
Non-current assets
Property, plant and equipment, net	248	273
Operating lease right-of-use asset	123	144
Goodwill	5,577	5,599
Other intangible assets, net	3,380	3,462
Deferred tax assets	44	55
Other non-current assets	146	147
Total assets	$10,910	$10,820
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$497	$478
Deferred revenues	140	131
Income tax liabilities	13	13
Current portion of long-term debt, finance lease obligations and short-term borrowings	31	35
Total current liabilities	681	657
Non-current liabilities
Long-term debt and finance lease obligations	5,583	5,591
Deferred tax liabilities	511	561
Operating lease liabilities	117	126
Other non-current liabilities	358	389
Total liabilities	7,250	7,324
Commitments and contingencies (Note 10)
Equity:
Shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 shares authorized; 359,834,341 and 359,267,580 shares issued and 359,834,341 and 359,267,535 shares outstanding at June 30, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	4,243	4,273
Retained earnings/(accumulated deficit)	(37)	(253)
Accumulated other comprehensive loss, net of income taxes	(764)	(738)
Total shareholders’ equity	3,474	3,314
Noncontrolling interests	186	182
Total equity	3,660	3,496
Total liabilities and equity	$10,910	$10,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(IN MILLIONS)	2022	2021
Operating Activities
Net income from continuing operations	$223	$197
Net income/(loss) from discontinued operations	5	(85)
Gain on disposal of Global Connect, net of tax, within discontinued operations	-	542
Net income	228	654
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	18	17
(Gain) on sale of discontinued operations, net of tax	-	(542)
Currency exchange rate differences on financial transactions and other (gains)/losses	(8)	37
Equity in net income of affiliates, net of dividends received	(3)	-
Depreciation and amortization	257	289
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	4	(57)
Prepaid expenses and other assets	22	(62)
Accounts payable and other current liabilities and deferred revenues	24	(134)
Other non-current liabilities	(16)	(28)
Interest payable	(2)	(4)
Income taxes	(40)	(2)
Net cash provided by operating activities	484	168
Investing Activities
Acquisitions of subsidiaries and affiliates, net of cash acquired	(6)	-
Proceeds from the sale of subsidiaries and affiliates, net	1	2,279
Additions to property, plant and equipment and other assets	(26)	(22)
Additions to intangible assets	(129)	(139)
Proceeds from the sale of property, plant and equipment and other assets	-	3
Other investing activities	(2)	(1)
Net cash (used in)/provided by investing activities	(162)	2,120
Financing Activities
Proceeds from the issuance of debt, net of issuance costs	-	1,232
Repayment of debt	-	(3,632)
Cash dividends paid to shareholders	(43)	(43)
Payments related to tax withholding for share-based payment arrangements	(6)	(9)
Proceeds from employee stock purchase plan	1	1
Finance leases	(18)	(27)
Other financing activities	(8)	(6)
Net cash used in financing activities	(74)	(2,484)
Effect of exchange-rate changes on cash and cash equivalents	(7)	(4)
Net increase/(decrease) in cash and cash equivalents	241	(200)
Cash and cash equivalents at beginning of period	380	610
Cash and cash equivalents at end of period	$621	$410
Supplemental Cash Flow Information
Cash paid for income taxes	$106	$76
Cash paid for interest, net of amounts capitalized	$136	$161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2022

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2022	$32	$4,256	$(148)	$(670)	$(5)	$(59)	$3,406	$191	$3,597
Net income	—	—	111	—	—	—	111	2	113
Currency translation adjustments, net of tax of zero	—	—	—	(40)	—	—	(40)	(4)	(44)
Cash flow hedges, net of tax of $(3)	—	—	—	—	7	—	7	—	7
Net unrealized pension and other postretirement benefits, net of tax of $(1)	—	—	—	—	—	3	3	—	3
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	1	1
Dividends to shareholders ($0.06 per share of common stock)	—	(21)	—	—	—	—	(21)	(4)	(25)
Payments related to tax withholding for share-based payment arrangements	—	(2)	—	—	—	—	(2)	—	(2)
Share-based compensation expense	—	10	—	—	—	—	10	—	10
Balance, June 30, 2022	$32	$4,243	$(37)	$(710)	$2	$(56)	$3,474	$186	$3,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2022

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2021	$32	$4,273	$(253)	$(647)	$(18)	$(73)	$3,314	$182	$3,496
Net income	—	—	216	—	—	—	216	12	228
Currency translation adjustments, net of tax of $(3)	—	—	—	(63)	—	11	(52)	(3)	(55)
Cash flow hedges, net of tax of $(7)	—	—	—	—	20	—	20	—	20
Net unrealized pension and other postretirement benefits, net of tax of $(2)	—	—	—	—	—	6	6	—	6
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	1	1
Dividends to shareholders ($0.06 per share, per quarter of common stock)	—	(43)	—	—	—	—	(43)	(6)	(49)
Payments related to tax withholding for share-based payment arrangements	—	(6)	—	—	—	—	(6)	—	(6)
Share-based compensation expense	—	18	—	—	—	—	18	—	18
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Balance, June 30, 2022	$32	$4,243	$(37)	$(710)	$2	$(56)	$3,474	$186	$3,660	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2021

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, March 31, 2021	$32	$4,314	$(643)	$(591)	$(34)	$(101)	$2,977	$193	$3,170
Net income	—	—	76	—	—	—	76	2	78
Currency translation adjustments, net of tax of $2	—	—	—	(30)	—	—	(30)	2	(28)
Cash flow hedges, net of tax of (2)	—	—	—	—	4	—	4	—	4
Net unrealized pension and other postretirement benefits, net of tax of $(1)	—	—	—	—	—	2	2	—	2
Dividends to shareholders ($0.06 per share of common stock)	—	(22)	—	—	—	—	(22)	(3)	(25)
Common stock activity from share-based compensation plans	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	9	—	—	—	—	9	—	9
Balance, June 30, 2021	$32	$4,301	$(567)	$(621)	$(30)	$(99)	$3,016	$194	$3,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2021

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243
Net income	—	—	649	—	—	—	649	5	654
Currency translation adjustments, net of tax of $(1)	—	—	—	(33)	—	—	(33)	—	(33)
Cash flow hedges, net of tax of $(5)	—	—	—	—	9	—	9	—	9
Net unrealized pension and other postretirement benefits, net of tax of $(2)	—	—	—	—	—	5	5	—	5
Other comprehensive income gain/(loss) on disposition net of tax of $(42)	—	—	—	233	—	141	374	—	374
Dividends to shareholders ($0.06 per share, per quarter of common stock)	—	(43)	—	—	—	—	(43)	(6)	(49)
Common stock activity from share-based compensation plans	—	(4)	—	—	—	—	(4)	—	(4)
Share-based compensation expense	—	16	—	—	—	—	16	—	16
Other	—	(8)	—	—	—	—	(8)	3	(5)
Balance, June 30, 2021	$32	$4,301	$(567)	$(621)	$(30)	$(99)	$3,016	$194	$3,210

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

Proposed Transaction with Consortium of Private Investment Funds

On March 28, 2022, Nielsen entered into a definitive agreement (the “Transaction Agreement”) to be acquired by Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (collectively, the “Purchasing Entities”) by way of a scheme of arrangement (the “Scheme”) between the Company and the Scheme Shareholders (as defined in the Scheme) under Part 26 of the United Kingdom Companies Act 2006, (the “Companies Act 2006”). The Purchasing Entities are controlled by a consortium of private investment funds led by Evergreen Coast Capital Corporation, an affiliate of Elliott Investment Management L.P., and Brookfield Business Partners L.P., together with institutional partners. The Transaction Agreement provides that at the effective time of the Proposed Transaction, all ordinary shares will be transferred from Nielsen’s shareholders to Neptune BidCo US Inc. in accordance with the provisions of the Scheme and the laws of England and Wales (the “Proposed Transaction”), and that Scheme Shareholders will receive the consideration of $28.00 in cash, without interest, per ordinary share. The Proposed Transaction is subject to approval by Nielsen shareholders, regulatory approvals, consultation with the works council and other customary closing conditions. The Proposed Transaction will also be subject to UK court approval of the Scheme. On July 8, 2022, Nielsen filed a definitive proxy statement with the U.S. Securities and Exchange Commission to convene two shareholder meetings scheduled for August 9, 2022 to vote on certain proposals with respect to the Proposed Transaction. At the Court Meeting (which is convened by the High Court of Justice in England and Wales pursuant to U.K. law to which Nielsen is subject), shareholders will vote on whether to approve the Proposed Transaction. At the Special Meeting (which will immediately follow the Court Meeting), shareholders will vote on related proposals to carry the Proposed Transaction into effect. Alternatively to the Scheme, pursuant to the Transaction Agreement, the parties may elect instead to complete the Proposed Transaction pursuant to an agreed-upon tender offer. If the closing conditions are met, the Proposed Transaction is expected to close in the second half of 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2022 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average shares of common stock outstanding, basic	359,776,182	358,620,131	359,654,815	358,287,878
Dilutive shares of common stock	1,799,419	1,796,904	1,465,097	2,020,747
Weighted-average shares of common stock outstanding, diluted	361,575,601	360,417,035	361,119,912	360,308,625

The effect of 1,630,973 and 2,716,576 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2022 and 2021, respectively, as such shares would have been anti-dilutive.

The effect of 1,612,291 and 2,749,253 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2022 and 2021, respectively, as such shares would have been anti-dilutive.

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

The table below sets forth the Company’s revenue disaggregated by major product offerings and timing of revenue recognition for the three and six months ended June 30, 2022 and 2021.

(IN MILLIONS) (UNAUDITED)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Measurement	$644	$629	$1,289	$1,261
Impact/Content	238	232	470	463
Total	$882	$861	$1,759	$1,724

Timing of revenue recognition
Products and services transferred over time	$782	$763	$1,561	$1,537
Products transferred at a point in time	100	98	198	187
Total	$882	$861	$1,759	$1,724

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)
Contract assets
Balance December 31, 2021	$97
Revenue recognized that was not billed for the period	103
Contract assets included in December 31, 2021 balance that were invoiced and transferred to trade receivables for the period	(79)
The effect of foreign currency translation and other	(1)
Balance June 30, 2022	$120
Contract liabilities
Balance December 31, 2021	$131
Advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized for the period	122
Revenue recognized for the period that was included in the contract liability balance as of December 31, 2021	(111)
The effect of foreign currency translation and other	(2)
Balance June 30, 2022	$140

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022, approximately $3.4 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 73% of these remaining performance obligations through December 31, 2023, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of June 30, 2022 and December 31, 2021, the balances of such capitalized costs were $46 million and $31 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. We amortized $0.4 million and $0.7 million of these costs for the three and six months ended June 30, 2022, respectively.  For the three and six months ended June 30, 2021, there was no amortization recorded given that the Company has not yet begun to transfer the goods and services associated with these capitalized costs. There was no impairment loss recorded in any of the periods presented. Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts roll forward incorporating expected credit losses as of June 30, 2022 and December 31, 2021, respectively.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for doubtful accounts
Six months ended June 30, 2022	$6	$-	$-	$-	$6
Year ended December 31, 2021	$11	$(4)	$-	$(1)	$6

Note 4. Other Intangible Assets

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
(IN MILLIONS)	2022	2021	2022	2021
Indefinite-lived intangibles:
Trade names and trademarks	$1,833	$1,833	$—	$—
Amortized intangibles:
Trade names and trademarks	110	110	(98)	(96)
Customer-related intangibles	2,556	2,558	(1,746)	(1,689)
Covenants-not-to-compete	26	26	(26)	(26)
Content databases	168	168	(74)	(67)
Computer software	1,693	1,572	(1,084)	(947)
Patents and other	153	148	(131)	(128)
Total	$4,706	$4,582	$(3,159)	$(2,953)

Other indefinite-lived intangible assets and goodwill are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable.  There were no indicators of impairment during the six months ended June 30, 2022.

During the first quarter of 2021, pursuant to Nielsen’s sale of its Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Advent”) on March 5, 2021, Nielsen granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Global Connect segment. However, as this indefinite-lived trade name was retained by Nielsen as part of the Connect Transaction, the trade name was included within continuing operations. During the first quarter of 2021, Nielsen concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates, estimated future revenue (inclusive of long-term revenue growth rates) and discount rate. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The discount rate Nielsen used in its evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  Based on the interim impairment assessment as of June 2021, Nielsen concluded that the estimated fair value exceeded carrying value, thus no impairment was recorded. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

        There was no impairment or indicators of impairment noted in 2022 with respect to the Company’s amortizable intangible assets. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

Amortization expense associated with the above intangible assets was $100 million and $102 million for the three months ended June 30, 2022 and 2021, respectively. These amounts included amortization expense associated with computer software of $67 million for each of the three months ended June 30, 2022 and 2021.

Amortization expense associated with the above intangible assets was $205 million and $204 million for the six months ended June 30, 2022 and 2021, respectively. These amounts included amortization expense associated with computer software of $137 million and $132 million for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the net book value of purchased software and internally developed software was $10 million and $599 million, respectively.

Note 5. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the six months ended June 30, 2022 and 2021.

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2021	$(647)	$(18)	$(73)	$(738)
Other comprehensive (loss)/income before reclassifications	(66)	13	15	(38)
Amounts reclassified from accumulated other comprehensive loss	—	7	2	9
Net current period other comprehensive (loss)/income	(66)	20	17	(29)
Net current period other comprehensive income attributable to noncontrolling interest	(3)	—	—	(3)
Net current period other comprehensive (loss)/income attributable to Nielsen shareholders	(63)	20	17	(26)
Balance June 30, 2022	$(710)	$2	$(56)	$(764)

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)
Other comprehensive (loss)/income before Reclassifications	(33)	—	(1)	(34)
Amounts reclassified from accumulated other comprehensive loss	233	9	147	389
Net current period other comprehensive income	200	9	146	355
Balance June 30, 2021	$(621)	$(30)	$(99)	$(750)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2022 and 2021, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	June 30, 2022	June 30, 2021	Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$7	Interest (income)/expense
	(1)	(2)	(Benefit)/provision for income taxes
	$3	$5	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(1)	$2	$4	Other expense, net
	(1)	(1)	(Benefit)/provision for income taxes
	$1	$3	Total, net of tax
Total reclassification for the period	$4	$8	Net of tax

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2022 and 2021, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Six Months Ended	Six Months Ended	Condensed Consolidated
Income components	June 30, 2022	June 30, 2021	Statement of Operations
Currency Translation Adjustments
Currency translation (gains)/losses on dispositions(2)	$—	$233	Net income/(loss) from discontinued operations
Cash flow hedges
Interest rate contracts	$9	$13	Interest (income)/expense
	(2)	(4)	(Benefit)/provision for income taxes
	$7	$9	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(1)	$5	$8	Other expense, net
	(3)	(2)	(Benefit)/provision for income taxes
	$2	$6	Total, net of tax
Unrealized (gains)/losses on pension liability on dispositions(2)	$—	$183	Net income/(loss) from discontinued operations
	—	(42)	(Benefit)/provision for income taxes
	$—	$141	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$2	$147
Total reclassification for the period	$9	$389	Net of tax

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30,
(IN MILLIONS)	2022	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$20	$20	$—	$—
Investment in mutual funds (2)	1	1	—	—
Interest rate swap arrangements (4)
Other current assets	4		4
Other non-current assets	2		2
Warrant (3)	6	—	—	6
Total	$33	$21	$6	$6
Liabilities:
Interest rate swap arrangements (4)
Other current liabilities	$1	$—	$1	$—
Other non-current liabilities	—	—	—	—
Deferred compensation liabilities (5)	20	20	—	—
Total	$21	$20	$1	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	24	24	—	—
Investment in mutual funds (2)	1	1	—	—
Warrant(3)	6	—	—	6
Total	$31	$25	—	6
Liabilities:
Interest rate swap arrangements (4)
Other current liabilities	$4	$—	$4	$—
Other non-current liabilities	18	—	18	—
Deferred compensation liabilities (5)	24	24	—	—
Total	$46	$24	$22	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions pursuant to which the Company could be declared in default on its derivative obligations if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders. At June 30, 2022, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

For the six months ended June 30, 2022 and 2021, Nielsen recorded a net loss of $1 million and an insignificant net loss, respectively, associated with foreign currency derivative financial instruments within other expense/(income), net in its condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the notional amounts of the outstanding foreign currency derivative financial instruments were $28 million and $29 million, respectively.

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

As of June 30, 2022, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date	Interest Rates
$250,000,000	July 2022	2.00%
$150,000,000	April 2023	2.26%
$250,000,000	May 2023	2.72%
$250,000,000	June 2023	2.07%
$150,000,000	July 2023	1.82%

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 respectively is as follows:

	Interest Expense		Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)			2022	2021
Interest expense (Location in the consolidated statement of operations in which the effects of cash flow hedges are recorded)	$67	$69	$133	$149
Amount of loss reclassified from accumulated other comprehensive income into income, net of tax	$3	$5	$7	$9

Nielsen expects to recognize approximately $6 million of net pre-tax gains from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2022 and 2021, respectively, was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2022	2021		2022	2021
Interest rate swaps	$(6)	$-	Interest expense	$4	$7

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2022 and 2021, respectively, was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income (Effective	Six Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2022	2021		2022	2021
Interest rate swaps	$(17)	$(1)	Interest expense	$9	$13

Note 7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2022.

Annual maturities of Nielsen’s long-term debt are as follows:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
(IN MILLIONS)	Carrying	Interest	Carrying	Interest
Senior secured term loans	Amount	Rate	Value	Rate
Maturing in 2023, L+ 1.75%	$744		$742
Maturing in 2023, L+ 2.00%	1,351		1,351
Maturing in 2023 $850 revolving credit facility, L+ 1.75%	—		—
Total (with weighted-average interest rate)	2,095	3.18%	2,093	2.10%
Senior debenture loans
$500 maturing in 2025, 5.000%	498		498
$1,000 maturing in 2028, 5.625%	988		987
$750 maturing in 2030, 5.875%	740		740
$625 maturing in 2029, 4.500%	616		616
$625 maturing in 2031, 4.750%	616		616
Total (with weighted-average interest rate)	3,458	5.51%	3,457	5.52%
Total long-term debt	5,553	4.64%	5,550	4.24%
Finance lease and other financing obligations	61		76
Total debt and other financing arrangements	5,614		5,626
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings	31		35
Non-current portion of long-term debt and finance lease and other financing obligations	$5,583		$5,591

The total fair value of senior secured term loans and debenture loans was approximately $5,359 million and $5,646 million at June 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

The Company has a senior secured term loan with an outstanding principal balance of $744 million that comes due in July 2023. As discussed in Note 1, the Proposed Transaction is expected to close in the second half of 2022.  If the Proposed Transaction were not to close as expected, based on the Company’s current operating performance, the Company believes it has the financial resources and access to capital markets such that it is probable that it will be able to refinance this debt prior to maturity.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2022 to December 31, 2022	$—
2023	2,095
2024	—
2025	498
2026	—
2027	—
Thereafter	2,960
$5,553

Note 8. Shareholders’ Equity

Common stock activity is as follows:

Six Months Ended
June 30, 2022
Actual number of shares of common stock outstanding
Beginning of period	359,267,535
Shares of common stock issued through compensation plans	566,806
End of period	359,834,341

Dividends and Share Repurchase Program

On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013. Nielsen paid cash dividends of $43 million in each of the six months ended June 30, 2022 and 2021, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board subject to the restrictions set forth in the Transaction Agreement, as applicable, and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.

On July 14, 2022, the Board declared a cash dividend of $0.06 per share on Nielsen’s common stock. The dividend is payable on September 2, 2022 to shareholders of record at the close of business on August 18, 2022.

On February 26, 2022, the Board authorized the repurchase of up to $1 billion of the Company’s ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities as well the restrictions set forth in the Transaction Agreement. This authorization has been executed within the limitations of the authority granted to Nielsen by Nielsen’s shareholders at its annual general meeting of shareholders held on May 17, 2022 (the “Authority”), with such Authority to remain in place until the end of the 2023 annual general meeting of shareholders or close of business on August 17, 2023, whichever is earlier. Pursuant to the Authority, the Company may only repurchase ordinary shares in accordance with procedures for “off-market” purchases under the Companies Act 2006 and, in order to be compliant with the Companies Act 2006, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the annual general meeting of shareholders.

At Nielsen’s 2022 annual general meeting of shareholders, two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as the Company may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to the Company in record form. Any such shares repurchased by the Company pursuant to either form of contract will be cancelled.

There were no share repurchases for the six months ended June 30, 2022 or 2021, and the Board has no present intention to exercise the Authority, as a result of entering into the Transaction Agreement (See Note 1 above).

Note 9. Income Taxes

The effective tax rates for the three months ended June 30, 2022 and 2021 were 23% ($33 million tax expense) and 29% ($36 million tax expense), respectively. The decrease in Nielsen’s income tax expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by a decrease in earnings in higher taxed jurisdictions in the current period and the absence of the unfavorable impact of deferred tax revaluation recognized in the prior period.

The effective tax rates for the six months ended June 30, 2022 and 2021 were 23% ($66 million tax expense) and 33% ($96 million tax expense), respectively. The decrease in Nielsen’s income tax expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by a decrease in earnings in higher taxed jurisdictions in the current period and the absence of the unfavorable impact of deferred tax revaluation recognized in the prior period.

The estimated liability for unrecognized tax benefits as of June 30, 2022 is $174 million. If the balance of the Company’s tax positions is sustained by the taxing authorities in the Company’s favor, the Company’s effective tax rate would be reduced in future periods by $26 million.

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

Note 10. Commitments and Contingencies

Legal Proceedings and Contingencies

          In August 2018, a putative shareholder class action lawsuit was filed in the Southern District of New York, naming as defendants Nielsen, former Chief Executive Officer Dwight Mitchell Barns, and former Chief Financial Officer Jamere Jackson. Another lawsuit, which alleged similar facts but also named other Nielsen officers, was filed in the Northern District of Illinois in September 2018 and transferred to the Southern District of New York in December 2018. The actions were consolidated on April 22, 2019, and the Public Employees’ Retirement System of Mississippi was appointed lead plaintiff for the putative class. The operative complaint was filed on September 27, 2019, and asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, based on allegedly false and materially misleading statements relating to the outlook of Nielsen’s Buy segment (now “Global Connect,” which was sold in the first quarter of 2021), Nielsen’s preparedness for changes in global data privacy laws and Nielsen’s reliance on third-party data. Nielsen moved to dismiss the operative complaint on November 26, 2019. On January 4, 2021, certain of the allegations against Nielsen and its officers were dismissed, while others were sustained. On February 3, 2022, the parties reached a settlement in principle to resolve this litigation for $73 million. On March 15, 2022, the terms of the settlement were formalized and submitted to the Court for approval. The terms of the settlement were approved by the Court on July 20, 2022. Nielsen expects the amount of the settlement payment to be paid by its insurance carriers.

          In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleges that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleges that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. An amended complaint was filed on May 7, 2021, which Nielsen moved to dismiss on July 16, 2021. By agreement dated September 8, 2021, the action was stayed for a period of 90 days. On January 31, 2022, the stay was extended to June 1, 2022. On June 1, 2022, the stay was further extended until July 31, 2022. Nielsen intends to defend this lawsuit vigorously. Based on currently available information, Nielsen believes that it has meritorious defenses to this action and that its resolution is not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

          Following the announcement of the Transaction Agreement as discussed in Note 1, several lawsuits have been filed in federal and state court by purported Nielsen shareholders against Nielsen and members of the Board (collectively, the “Actions”) relating to the Proposed Transaction. The Actions generally allege that the preliminary proxy statement filed by Nielsen in connection with the Proposed Transaction misrepresented and/or omitted certain purportedly material information and assert violations of Sections 14(a) and 20(a) of the Exchange Act and the rules promulgated thereunder or negligent and fraudulent misrepresentation and concealment in violation of New York common law and breach of duty of disclosure under the laws of England and Wales. Plaintiffs generally seek, among other things, to enjoin Nielsen from consummating the Proposed Transaction, or in the alternative, rescission of the Proposed Transaction and/or compensatory damages, as well as attorney’s fees.  The defendants believe that the Actions are without merit.

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

Business Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2022	2021	2022	2021
Revenues	$882	$861	$1,759	$1,724
Operating income	213	219	410	472
Depreciation and amortization	127	126	257	253
Restructuring charges (1)	2	6	14	6
Share-based compensation expense	10	9	18	16
Other items (2)	19	10	44	11
Adjusted EBITDA (3)	$371	370	$743	$758

Total assets as of June 30, 2022	$10,910
Total assets as of December 31, 2021		$10,820

(1)	Restructuring charges in all periods presented primarily consist of real estate consolidation.
(2)

For the three and six months ended June 30, 2022, other items primarily consist of business optimization costs and transaction related costs, including costs related to the Proposed Transaction. For the three and six months ended June 30, 2021, other items primarily consist of business optimization costs and transaction related costs.

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

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment.  Prior to final closing adjustments, the Company recorded a gain of $542 million net of tax during the first quarter of 2021.

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

The following table summarizes the major classes of line items constituting net income from discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2022	2021	2022	2021
Operations
Revenues	$-	$-	$-	$452
Cost of revenues, exclusive of depreciation and amortization shown separately below	-	-	-	264
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	-	-	-	229
Depreciation and amortization	-	-	-	36
Restructuring charges	-	-	-	6
Operating income/(loss)			-	(83)
Other income and expenses (1)	1	(10)	5	(23)
Income/(loss) from discontinued operations before income taxes	1	(10)	5	(106)
Benefit/(provision) for income taxes	-	-	-	21
Net income/(loss) from discontinued operations	$1	$(10)	$5	$(85)
Disposal
Gain on disposal before income taxes	$-	$-	$-	$379
Benefit/(provision) for income taxes	-	-	-	163
Gain on disposal, net of taxes	-	-	-	542
Net income/(loss) from discontinued operations	1	(10)	5	457
Net income/(loss) from discontinued operations attributable to noncontrolling interests	-	-	-	-
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$1	$(10)	$5	$457

(1)

Net income of $1 million and $5 million for the three and six months ended June 30, 2022, respectively, represents the true up of estimated receivables from and payables to affiliates of Advent under tax indemnification arrangements for certain liabilities to various taxing authorities.

The Company’s Sixth Amended and Restated Credit Agreement entered into in July 2020 and the Credit Agreement entered into in June 2020, as amended by Amendment No. 1 thereto in July 2020, which has since been terminated, required $1.3 billion of senior secured term loans to be repaid pursuant to the debt covenants which were triggered as a result of the Connect Transaction.  As such, the Company elected to allocate interest expense to discontinued operations of $8 million for the six months ended June 30, 2021. There was no interest expense for the six months ended June 30, 2022.

The Company has incurred $162 million in separation costs related to the sale of Global Connect, of which $37 million is reflected in the Company’s condensed consolidated statement of operations as discontinued operations for the six months ended June 30, 2021. These costs are comprised primarily of professional fees (e.g., legal, banking and accounting), as well as other items that are incremental and one-time in nature that are related to the sale of Global Connect.

As of June 30, 2022, the consolidated balance sheet included $32 million of a receivable from Advent within prepaid expenses and other current assets as well as $2 million payable to Advent within accounts payable and other current liabilities and $12 million within other non-current liabilities for liabilities to affiliates of Advent. These represent estimated receivables from and payables to affiliates of Advent under tax indemnification arrangements for certain liabilities to various taxing authorities that will be settled in future periods.

The following table provides operating and investing cash flows for Nielsen’s discontinued operations for the six months ended June 30, 2021 (in millions):

June 30,
(IN MILLIONS)	2021
(Unaudited)
Net cash flows used in operating activities	$(233)
Net cash flows used in investing activities	(26)

There was no cash flows from discontinued operations during the six months ended June 30, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (the “Company” or “Nielsen”) for the year ended December 31, 2021 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 28, 2022, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report includes information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements include those set forth above relating to the proposed transaction as well as those that may be identified by words such as "will," "intend," "expect," "anticipate," "should," "could" and similar expressions. These statements are subject to risks and uncertainties, and actual results and events could differ materially from what presently is expected, including regarding the proposed transaction and Nielsen ONE. Factors leading thereto may include, without limitation, the risks related to Ukraine conflict or the COVID-19 pandemic on the global economy and financial markets, the uncertainties relating to the impact of the Ukraine conflict or the COVID-19 pandemic on Nielsen's business, the failure of Nielsen's new business strategy in accomplishing Nielsen's objectives, economic or other conditions in the markets Nielsen is engaged in, impacts of actions and behaviors of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules and processes affecting Nielsen's business, the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction that could reduce anticipated benefits or cause the parties to abandon the proposed transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement entered into pursuant to the proposed transaction (the "Transaction Agreement"), the possibility that Nielsen shareholders may not approve the proposed transaction, the risk that the parties to the Transaction Agreement may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed transaction, the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of Nielsen's ordinary shares, the risk of any unexpected costs or expenses resulting from the proposed transaction, the risk of any litigation relating to the proposed transaction, the risk that the proposed transaction and its announcement could have an adverse effect on the ability of Nielsen to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships and on its operating results and business generally, the risk the pending proposed transaction could distract management of Nielsen, and other specific risk factors that are set forth in this Item 2 or Part II, Item 1A, if any, and those outlined in Nielsen's disclosure filings and materials, which you can find on http://www.nielsen.com/investors, such as its Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. This list of factors is not intended to be exhaustive. Such forward-looking statements only speak as of the date of this report or as of the date they were made, and Nielsen assumes no obligation to update any written or oral forward-looking statement made by Nielsen or on its behalf as a result of new information, future events or other factors, except as required by law.

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

Proposed Transaction with Consortium of Private Investment Funds

On March 28, 2022, we entered into the Transaction Agreement to be acquired by Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (collectively, the “Purchasing Entities”) by way of a scheme of arrangement (the “Scheme”) between the Company and the Scheme Shareholders (as defined in the Scheme) under Part 26 of the United Kingdom Companies Act 2006, (the “Companies Act 2006”). The Purchasing Entities are controlled by a consortium of private investment funds led by Evergreen Coast Capital Corporation, an affiliate of Elliott Investment Management L.P., and Brookfield Business Partners L.P., together with institutional partners. The Transaction Agreement provides that at the effective time of the Proposed Transaction, all ordinary shares will be transferred from our shareholders to Neptune BidCo US Inc. in accordance with the provisions of the Scheme and the laws of England and Wales (the “Proposed Transaction”), and that Scheme Shareholders will receive the consideration of $28.00 in cash, without interest, per ordinary share. The Proposed Transaction is subject to approval by our shareholders, regulatory approvals, consultation with the works council and other customary closing conditions. The Proposed Transaction will also be subject to UK court approval of the Scheme. On July 8, 2022, we filed a definitive proxy statement with the SEC to convene two shareholder meetings scheduled for August 9, 2022 to vote on certain proposals with respect to the Proposed Transaction. At the Court Meeting (which is convened by the High Court of Justice in England and Wales pursuant to U.K. law to which we are subject), shareholders will vote on whether to approve the Proposed Transaction. At the Special Meeting (which will immediately follow the Court Meeting), shareholders will vote on related proposals to carry the Proposed Transaction into effect. Alternatively to the Scheme, pursuant to the Transaction Agreement, the parties may elect instead to complete the Proposed Transaction pursuant to an agreed-upon tender offer. If the closing conditions are met, the Proposed Transaction is expected to close in the second half of 2022.

For further discussion regarding the potential risks associated with the Proposed Transaction, see “Part II—Item 1A—Risk Factors.”

COVID-19

Global economic conditions will continue to be volatile as long as the COVID-19 pandemic remains a public health threat because of various factors including, as a result of new information concerning the severity of the pandemic, government actions to mitigate the effects of the pandemic in the near-term, the severity and spread of new variants of the virus and their resistance to current vaccines and treatments, the approval of new treatments and vaccines, and the resulting impact on our business and operations and sales and customer demand. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates, while revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.10 to €1.00 and $1.21 to €1.00 for the six months ended June 30, 2022 and 2021, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations – Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2022	2021
Revenues	$882	$861
Cost of revenues, exclusive of depreciation and amortization shown separately below	327	292
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	213	218
Depreciation and amortization	127	126
Restructuring charges	2	6
Operating income	213	219
Interest expense	67	69
Other expense, net	1	26
Income from continuing operations before income taxes	145	124
Provision for income taxes	33	36
Net income from continuing operations	112	88
Net income/(loss) from discontinued operations, net of taxes	1	(10)
Net income	113	78
Net income attributable to noncontrolling interests	2	2
Net income attributable to Nielsen shareholders	$111	$76

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

The below table presents a reconciliation from net income from continuing operations to Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(IN MILLIONS)	2022	2021
Net income from continuing operations	$112	$88
Less: Net income attributable to noncontrolling interests	2	2
Net income from continuing operations attributable to Nielsen shareholders	110	86
Interest expense, net	67	69
Provision for income taxes	33	36
Depreciation and amortization	127	126
EBITDA	337	317
Other non-operating expense, net	3	28
Restructuring charges (1)	2	6
Share-based compensation expense	10	9
Other items (2)	19	10
Adjusted EBITDA	$371	$370

(1)	For the three months ended June 30, 2022 and 2021, restructuring charges primarily consist of real estate consolidation.

(2)

For the three months ended June 30, 2022, other items primarily consist of business optimization costs and transaction related costs, including costs associated with the Proposed Transaction. For the three months ended June 30, 2021, other items primarily consist of business optimization costs and transaction related costs.

Results from Continuing Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

The table below sets forth our revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, both on an as-reported and constant currency basis:

(IN MILLIONS)	2022	2021	% Variance 2022 vs. 2021 Reported	2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Measurement	$644	629	2.4%	623	3.4%
Impact / Content	238	232	2.6%	225	5.8%
Total	$882	$861	2.4%	$848	4.0%

Revenues increased 2.4% to $882 million in 2022 from $861 million in 2021 or an increase of 4.0% on a constant currency basis. Revenue growth was primarily driven by growth in Measurement, which increased 2.4%, or an increase of 3.4% on a constant currency basis, with overall solid growth, driven by strength in national and digital measurement products in the US, and in international markets. Impact / Content revenues increased 2.6%, or an increase of 5.8% on a constant currency basis largely driven by solid growth in Content.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 12.0% to $327 million in 2022 from $292 million in 2021, or an increase of 13.9% on a constant currency basis. The increase in costs were primarily due to the higher revenue performance discussed above, the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic and our continued investments in our products and services.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.3% to $213 million in 2022 from $218 million in 2021, or an increase of 0.5% on a constant currency basis. The increase in costs on a constant currency basis were primarily due to the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic and costs associated with the Proposed Transaction, partially offset by a decrease in consultancy fees related to the costs incurred in 2021 to operate as a standalone company without the Global Connect business.

Depreciation and Amortization

Depreciation and amortization expense was $127 million in 2022 as compared to $126 million in 2021, inclusive of depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations of $36 million and $38 million, respectively.

Operating Income

Operating income was $213 million in 2022 as compared to $219 million in 2021. The decrease was primarily due to the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic, continued investments in our products and services and costs associated with the Proposed Transaction in 2022, partially offset by the increase in revenue performance discussed above.

Interest Expense, Net

Interest expense, net was $67 million in 2022, as compared to $69 million in 2021. This decrease was primarily due to lower loan balances, partially offset by higher interest expense attributable to rising LIBOR rates.

Other Expense/(Income), Net

Other expense, net was $1 million in 2022. Other expense, net was $26 million in 2021, primarily related to the write-off of previously capitalized deferred financing fees of $20 million in conjunction with the May 2021 debt refinancing and a loss from a business disposition.

Income from continuing operations before Income Taxes

Income was $145 million in 2022 compared to income of $124 million in 2021 due primarily to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the three months ended June 30, 2022 and 2021 were 23% ($33 million tax expense) and 29% ($36 million tax expense), respectively. The decrease in our income tax expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by a decrease in earnings in higher taxed jurisdictions in the current period and the absence of the unfavorable impact of deferred tax revaluation recognized in the prior period.

The estimated liability for unrecognized tax benefits as of June 30, 2022 is $174 million. If the balance of our tax positions is sustained by the taxing authorities in our favor, our effective tax rate would be reduced in future periods by $26 million.

Adjusted EBITDA

(IN MILLIONS)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	% Variance 2022 vs. 2021 Reported	Three Months Ended June 30, 2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Adjusted EBITDA	$371	$370	0.3%	$368	0.8%

Adjusted EBITDA increased 0.3% to $371 million in 2022 from $370 million in 2021, or an increase of 0.8% on a constant currency basis, reflecting the revenue performance above, partially offset by our continued investment in our products and services.

Results from Discontinued Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment.  Prior to final closing adjustments, we recorded a gain of $542 million net of tax during the three months ended March 30, 2021. The results of operations of Global Connect have been classified as discontinued operations for all periods presented.

Net income from discontinued operations was $1 million and a net loss of $10 million for the three months ended June 30, 2022 and 2021, respectively. Both periods reflected an adjustment to the liability under the tax indemnification arrangement associated with the Connect Transaction that closed on March 2021.

Results of Operations – Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2022	2021
Revenues	$1,759	$1,724
Cost of revenues, exclusive of depreciation and amortization shown separately below	641	569
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	437	424
Depreciation and amortization	257	253
Restructuring charges	14	6
Operating income	410	472
Interest expense	133	149
Other (income)/expense, net	(8)	30
Income from continuing operations before income taxes and equity in net income of affiliates	285	293
Provision for income taxes	66	96
Equity in net income of affiliates	(4)	-
Net income from continuing operations	223	197
Net income from discontinued operations, net of taxes	5	457
Net income	228	654
Net income attributable to noncontrolling interests	12	5
Net income attributable to Nielsen shareholders	$216	$649

Net Income from Continuing Operations to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income from continuing operations to Adjusted EBITDA for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(IN MILLIONS)	2022	2021
Net income from continuing operations	$223	$197
Less: Net income attributable to noncontrolling interests	12	5
Net income from continuing operations attributable to Nielsen shareholders	211	192
Interest expense, net	133	149
Provision for income taxes	66	96
Depreciation and amortization	257	253
EBITDA	667	690
Equity in net income of affiliates	(4)	-
Other non-operating expense, net	4	35
Restructuring charges (1)	14	6
Share-based compensation expense	18	16
Other items (2)	44	11
Adjusted EBITDA	$743	$758

(1)	For the six months ended June 30, 2022 and 2021, restructuring charges primarily consist of real estate consolidation.

(2)

For the six months ended June 30, 2022, other items primarily consist of business optimization costs and transaction related costs, including costs associated with the Proposed Transaction. For the six months ended June 30, 2021, other items primarily consist of business optimization costs and transaction related costs.

Results from Continuing Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

The table below sets forth our revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, both on an as-reported and constant currency basis:

(IN MILLIONS)	2022	2021	% Variance 2022 vs. 2021 Reported	2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Measurement	$1,289	1,261	2.2%	1,251	3.0%
Impact / Content	470	463	1.5%	453	3.8%
Total	$1,759	$1,724	2.0%	$1,704	3.2%

Revenues increased 2.0% to $1,759 million in 2022 from $1,724 million in 2021 or an increase of 3.2% on a constant currency basis. Revenue growth was primarily driven by growth in Measurement, which increased 2.2%, or an increase of 3.0% on a constant currency basis, with overall solid growth, driven by strength in national and digital measurement products in the US, and in international markets. Impact / Content revenues increased 1.5%, or an increase of 3.8% on a constant currency basis. This was driven in part by solid growth in Content, part of which was timing-related, improving trends in short-cycle revenue and the Sports business in Impact.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 12.7% to $641 million in 2022 from $569 million in 2021, or an increase of 14.3% on a constant currency basis. The increase in costs were primarily due to the higher revenue performance discussed above, the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic, and our continued investments in our products and services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 3.1% to $437 million in 2022 from $424 million in 2021, or an increase of 5.3% on a constant currency basis. The increase in costs were primarily due to the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic and the costs associated with the Proposed Transaction in 2022.

Depreciation and Amortization

Depreciation and amortization expense was $257 million in 2022 as compared to $253 million in 2021, inclusive of depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations of $73 million and $78 million, respectively.

Operating Income

Operating income was $410 million in 2022 as compared to $472 million in 2021. The decrease was primarily due to the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic, continued investments in our products and services, the costs associated with the Proposed Transaction and increased restructuring charges for the period, partially offset by the revenue performance discussed above.

Interest Expense, Net

Interest expense was $133 million in 2022, as compared to $149 million in 2021. This decrease was primarily due to lower loan balances, partially offset by higher interest expense attributable to rising LIBOR rates.

Other (Income)/Expense, Net

Other income, net was $8 million in 2022, primarily related to a gain from the sale of an equity investment.  Other expense, net was $30 million in 2021, primarily related to the write-off of certain previously capitalized deferred financing fees in conjunction with the May 2021 debt refinancing and a loss from a business disposition.

Income from continuing operations before Income Taxes and Equity in Net Income of Affiliates

Income was $285 million in 2022 compared to income of $293 million in 2021 due to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the six months ended June 30, 2022 and 2021 were 23% ($66 million tax expense) and 33% ($96 million tax expense), respectively. The decrease in our income tax expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by a decrease in earnings in higher taxed jurisdictions in the current period and the absence of the unfavorable impact of deferred tax revaluation recognized in the prior period.

The estimated liability for unrecognized tax benefits as of June 30, 2022 is $174 million. If the balance of our tax positions is sustained by the taxing authorities in our favor, our effective tax rate would be reduced in future periods by $26 million.

Adjusted EBITDA

(IN MILLIONS)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	% Variance 2022 vs. 2021 Reported	Six Months Ended June 30, 2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Adjusted EBITDA	$743	$758	(2.0)%	$755	(1.6)%

Adjusted EBITDA decreased 2.0% to $743 million in 2022 from $758 million in 2021, or a decrease of 1.6% on a constant currency basis, reflecting our continued investment in our products and services and the costs associated with the Proposed Transaction, partially offset by our revenue performance.

Results from Discontinued Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment.  Prior to final closing adjustments, we recorded a gain of $542 million net of tax during the six months ended June 30, 2021. The results of operations of Global Connect have been classified as discontinued operations for all periods presented.

Net income from discontinued operations from Global Connect for the six months ended June 30, 2022 and 2021 was $5 million and $457 million, respectively. Results for the six months ended June 30, 2021 included a net loss from Global Connect of $85 million, which reflects operating results through March 5, 2021 and a gain of $542 million, net of tax from the Connect Transaction.

Consolidated Liquidity and Capital Resources

Overview

We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2022 and 2021:

(IN MILLIONS)	2022	2021
Net cash from operating activities	$484	$168
Cash and cash equivalents	$621	$410
Availability under Revolving credit facility	$837	$838

Of the $621 million in cash and cash equivalents, approximately $282 million was held in jurisdictions outside the United States and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We regularly review the amount of cash and cash equivalents held outside of the United States to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

We have a senior secured term loan with an outstanding principal balance of $744 million that comes due in July 2023. As discussed in Note 1, the Proposed Transaction is expected to close in the second half of 2022. If the Proposed Transaction were not to close as expected, based on our current operating performance, we believe we have the financial resources and access to capital markets such that it is probable that we will be able to refinance this debt prior to maturity.

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flows for the Six Months Ended June 30, 2022 Versus the Six Months Ended June 30, 2021.

(IN MILLIONS)	2022	2021
Net cash from operating activities	$484	$168
Net cash from investing activities	$(162)	$2,120
Net cash from financing activities	$(74)	$(2,484)

Operating activities. The increase in net cash provided by operating activities was primarily due to lower working capital outflows in 2022.

Investing activities. The primary drivers for the decrease from investing activities were the proceeds from the sale of our Global Connect business during the six months ended June 30, 2021. See Note 12 – Discontinued Operations. Excluding those sales proceeds, cash used in investing activities was $159 million in 2021, primarily related to capital expenditures.

Financing activities. The decrease in net cash used in financing activities was primarily due to the partial repayment of our Senior secured term loans and our Senior notes during the six months ended June 30, 2021.

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

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above could cause us to default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of June 30, 2022, we were in full compliance with the financial covenant described above.

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

We had zero borrowings outstanding and had outstanding letters of credit of $13 million for each of the six months ended June 30, 2022 and 2021. As of June 30, 2022, we had $837 million available for borrowing under the senior secured revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013.  We paid cash dividends of $43 million in each of the six months ended June 30, 2022 and 2021, respectively. Any decision to declare and pay dividends in the future will be made at the discretion of our Board subject to the restrictions set forth in the Transaction Agreement, as applicable, and will be subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders, and are in compliance with all laws and agreements to which we are subject.

On July14, 2022, the Board declared a cash dividend of $0.06 per share of common stock. The dividend is payable on September 2, 2022 to shareholders of record at the close of business on August 18, 2022.

On February 26, 2022, the Board authorized the repurchase of up to $1 billion of our ordinary shares. The Board authorization may be suspended, modified or terminated at any time without prior notice subject to compliance with applicable laws and regulation. This share repurchase authorization replaces all previous authorizations. The timing of any repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading, price, general business and market conditions, and alternative investment opportunities as well as the restrictions set forth in the Transaction Agreement. This authorization has been executed within the limitations of the authority granted to us by our shareholders at our annual general meeting of shareholders held on May 17, 2022 (the “Authority”), with such Authority to remain in place until the end of the 2023 annual general meeting of shareholders or close of business on August 17, 2023, whichever is earlier. Pursuant to the Authority, we may only repurchase ordinary shares in accordance with procedures for “off-market” purchases under the Companies Act 2006 and, in order to be compliant with the Companies Act 2006, share repurchases can only be made pursuant to the terms of one or more share repurchase agreements entered into in either of the forms approved, and with counterparties that have also been approved, by shareholders at the annual general meeting of shareholders.

At our 2022 annual general meeting of shareholders, two forms of share repurchase contracts were approved by shareholders. The first provides that the counterparty will purchase shares on the New York Stock Exchange at such prices and in such quantities as we may instruct from time to time, subject to the limitations set forth in Rule 10b-18 of the Exchange Act, as amended. The second form of agreement provides that the amount of shares to be purchased each day, the limit price and the total amount that may be purchased under the agreement will be determined at the time the agreement is executed. Both agreements provide that the counterparty will purchase the ordinary shares as principal and sell any ordinary shares purchased to us in record form. Any such shares repurchased by us pursuant to either form of contract will be cancelled.

There were no share repurchases for the six months ended June 30, 2022 or 2021, and the Board has no present intention to exercise the Authority, as a result of the Proposed Transaction or entering into the Transaction Agreement (see above).

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

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. Historically, in order to manage the volatility relating to these exposures, we entered into a variety of derivative financial instruments, mainly interest rate swaps, cross-currency swaps and forward rate agreements. Currently, we only employ basic contracts, that is, without options, embedded or otherwise. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of our net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 16% of our revenues and 21% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2022. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one percent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $2 million annually, with an immaterial impact on our profitability.

For the six months ended June 30, 2022 and 2021, we recorded a net loss of $1 million and an insignificant net loss, respectively, associated with foreign currency derivative financial instruments within other expense/(income), net in our condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the notional amounts of outstanding foreign currency derivative financial instruments were $28 million and $29 million, respectively.

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2022:

	U.S. Dollar	Euro	Other Currencies
Revenues	84%	5%	11%
Operating costs	79%	6%	15%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. Through this process, we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At June 30, 2022, we had $2,095 million in carrying value of floating-rate debt under our senior secured credit facilities of which $1,050 million was subject to effective floating-fixed interest rate swaps. These derivatives have been designated as interest rate cash flow hedges and fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate-debt. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $10 million ($21 million without giving effect to any of our interest rate swaps).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our Form 10-Q for the quarter ended March 31, 2022, which, along with the Risk Factors previously disclosed, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair our business operations and financial condition.

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended June 30, 2022.

Purchases of Equity Securities by the Issuer

There were no share repurchases during the three months ended June 30, 2022.

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

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended June 30, 2022 and 2021, (v) Condensed  Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: July 27, 2022	/s/ Henry Iglesias
Henry Iglesias Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)