Form 10-Q
period 2022-09-30
Nielsen Holdings plc
filed 2022-10-27
CIK 1492633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒ **

** The registrant has filed during the preceding 12 months all reports it was required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934.  On October 24, 2022, the registrant filed a Form 15 with the Securities and Exchange Commission.  As a result, as of the date of this filing, the registrant is no longer subject to filing requirements and is a voluntary filer.

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

There were 359,941,875 shares of the registrant’s Common Stock outstanding as of September 30, 2022.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nielsen Holdings plc

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021	2022	2021
Revenues	$888	$882	$2,647	$2,606
Cost of revenues, exclusive of depreciation and amortization shown separately below	324	307	965	876
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	213	218	650	642
Depreciation and amortization	129	129	386	382
Restructuring charges	4	6	18	12
Operating income	218	222	628	694
Interest expense, net	70	68	203	217
Other expense/(income), net	7	2	(1)	32
Income from continuing operations before income taxes and equity in net income of affiliates	141	152	426	445
Provision for income taxes	32	33	98	129
Equity in net income of affiliates	—	(1)	(4)	(1)
Net income from continuing operations	109	120	332	317
Net income/(loss) from discontinued operations, net of income taxes	1	(17)	6	440
Net income	110	103	338	757
Net income attributable to noncontrolling interests	2	3	14	8
Net income attributable to Nielsen shareholders	$108	$100	$324	$749
Net income per share of common stock, basic
Net income from continuing operations attributable to Nielsen shareholders	$0.30	$0.33	$0.88	$0.86
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$—	$(0.05)	$0.02	$1.23
Net income attributable to Nielsen shareholders	$0.30	$0.28	$0.90	$2.09
Net income per share of common stock, diluted
Net income from continuing operations attributable to Nielsen shareholders	$0.30	$0.32	$0.88	$0.86
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$—	$(0.05)	$0.02	$1.22
Net income attributable to Nielsen shareholders	$0.30	$0.28	$0.90	$2.08
Weighted-average shares of common stock outstanding
Basic	359,885,616	358,879,518	359,732,970	358,489,287
Diluted	361,767,966	360,528,113	361,439,746	360,385,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(IN MILLIONS)	2022	2021	2022	2021
Net income	$110	$103	$338	$757
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(39)	(20)	(94)	180
Changes in the fair value of cash flow hedges	3	5	23	14
Net unrealized pension and other post-retirement benefits, net of tax	1	3	7	149
Total other comprehensive (loss)/income	(35)	(12)	(64)	343
Total comprehensive income	75	91	274	1,100
Less: comprehensive (loss)/income attributable to noncontrolling interests	1	1	10	6
Total comprehensive income attributable to Nielsen shareholders	$74	$90	$264	$1,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$766	$380
Trade and other receivables, net	510	517
Prepaid expenses and other current assets	266	243
Total current assets	1,542	1,140
Non-current assets
Property, plant and equipment, net	236	273
Operating lease right-of-use asset	116	144
Goodwill	5,558	5,599
Other intangible assets, net	3,338	3,462
Deferred tax assets	40	55
Other non-current assets	138	147
Total assets	$10,968	$10,820
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$530	$478
Deferred revenues	134	131
Income tax liabilities	2	13
Current portion of long-term debt, finance lease obligations and short-term borrowings	775	35
Total current liabilities	1,441	657
Non-current liabilities
Long-term debt and finance lease obligations	4,835	5,591
Deferred tax liabilities	510	561
Operating lease liabilities	114	126
Other non-current liabilities	348	389
Total liabilities	7,248	7,324
Commitments and contingencies (Note 10)
Equity:
Shareholders’ equity
Common stock, €0.07 par value, 1,185,800,000 shares authorized; 359,941,875 and 359,267,580 shares issued and 359,941,875 and 359,267,535 shares outstanding at September 30, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	4,230	4,273
Retained earnings/(accumulated deficit)	71	(253)
Accumulated other comprehensive loss, net of income taxes	(798)	(738)
Total shareholders’ equity	3,535	3,314
Noncontrolling interests	185	182
Total equity	3,720	3,496
Total liabilities and equity	$10,968	$10,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(IN MILLIONS)	2022	2021
Operating Activities
Net income from continuing operations	$332	$317
Net income/(loss) from discontinued operations	6	(94)
Gain on disposal of Global Connect, net of tax, within discontinued operations	-	534
Net income	338	757
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation expense	28	27
Gain on sale of discontinued operations, net of tax	-	(534)
Currency exchange rate differences on financial transactions and other (gains)/losses	(1)	39
Equity in net income of affiliates, net of dividends received	(3)	-
Depreciation and amortization	386	418
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(10)	(131)
Prepaid expenses and other assets	36	(33)
Accounts payable and other current liabilities and deferred revenues	51	(112)
Other non-current liabilities	(28)	(35)
Interest payable	7	32
Income taxes	(66)	11
Net cash provided by operating activities	738	439
Investing Activities
Acquisitions of subsidiaries and affiliates, net of cash acquired	(6)	(13)
Proceeds from the sale of subsidiaries and affiliates, net	1	2,269
Additions to property, plant and equipment and other assets	(43)	(41)
Additions to intangible assets	(196)	(197)
Proceeds from the sale of property, plant and equipment and other assets	-	3
Other investing activities	12	-
Net cash (used in)/provided by investing activities	(232)	2,021
Financing Activities
Proceeds from the issuance of debt, net of issuance costs	-	1,231
Repayment of debt	-	(3,632)
Cash dividends paid to shareholders	(65)	(65)
Payments related to tax withholding for share-based payment arrangements	(7)	(10)
Proceeds from employee stock purchase plan	1	1
Finance leases	(24)	(34)
Other financing activities	(12)	(10)
Net cash used in financing activities	(107)	(2,519)
Effect of exchange-rate changes on cash and cash equivalents	(13)	(9)
Net increase/(decrease) in cash and cash equivalents	386	(68)
Cash and cash equivalents at beginning of period	380	610
Cash and cash equivalents at end of period	$766	$542
Supplemental Cash Flow Information
Cash paid for income taxes	$164	$96
Cash paid for interest, net of amounts capitalized	$199	$193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2022 (Unaudited)

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2022	$32	$4,243	$(37)	$(710)	$2	$(56)	$3,474	$186	$3,660
Net income	—	—	108	—	—	—	108	2	110
Currency translation adjustments, net of tax of zero	—	—	—	(38)	—	—	(38)	(1)	(39)
Cash flow hedges, net of tax of $(1)	—	—	—	—	3	—	3	—	3
Net unrealized pension and other postretirement benefits, net of tax of $(1)	—	—	—	—	—	1	1	—	1
Dividends to shareholders ($0.06 per share of common stock)	—	(22)	—	—	—	—	(22)	(2)	(24)
Payments related to tax withholding for share-based payment arrangements	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	10	—	—	—	—	10	—	10
Balance, September 30, 2022	$32	$4,230	$71	$(748)	$5	$(55)	$3,535	$185	$3,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2022 (Unaudited)

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2021	$32	$4,273	$(253)	$(647)	$(18)	$(73)	$3,314	$182	$3,496
Net income	—	—	324	—	—	—	324	14	338
Currency translation adjustments, net of tax of zero	—	—	—	(101)	—	11	(90)	(4)	(94)
Cash flow hedges, net of tax of $(8)	—	—	—	—	23	—	23	—	23
Net unrealized pension and other postretirement benefits, net of tax of $(3)	—	—	—	—	—	7	7	—	7
Capital contribution by non-controlling partner	—	—	—	—	—	—	—	1	1
Dividends to shareholders ($0.06 per share, per quarter of common stock)	—	(65)	—	—	—	—	(65)	(8)	(73)
Payments related to tax withholding for share-based payment arrangements	—	(7)	—	—	—	—	(7)	—	(7)
Share-based compensation expense	—	28	—	—	—	—	28	—	28
Employee stock purchase plan	—	1	—	—	—	—	1	—	1
Balance, September 30, 2022	$32	$4,230	$71	$(748)	$5	$(55)	$3,535	$185	$3,720	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2021 (Unaudited)

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, June 30, 2021	$32	$4,301	$(567)	$(621)	$(30)	$(99)	$3,016	$194	$3,210
Net income	—	—	100	—	—	—	100	3	103
Currency translation adjustments, net of tax of zero	—	—	—	(18)	—	—	(18)	(2)	(20)
Cash flow hedges, net of tax of (1)	—	—	—	—	5	—	5	—	5
Net unrealized pension and other postretirement benefits, net of tax of zero	—	—	—	—	—	3	3	—	3
Dividends to shareholders ($0.06 per share of common stock)	—	(22)	—	—	—	—	(22)	(3)	(25)
Common stock activity from share-based compensation plans	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation expense	—	10	—	—	—	—	10	—	10
Other	—	1	—	—	—	—	1	—	1
Balance, September 30, 2021	$32	$4,289	$(467)	$(639)	$(25)	$(96)	$3,094	$192	$3,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nielsen Holdings plc

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2021 (Unaudited)

				Accumulated Other Comprehensive Income (Loss), Net
			Retained
		Additional	Earnings	Currency	Cash	Post	Total Nielsen
	Common	Paid-in	(Accumulated)	Translation	Flow	Employment	Shareholders’	Noncontrolling	Total
(IN MILLIONS)	Stock	Capital	(Deficit)	Adjustments	Hedges	Benefits	Equity	Interests	Equity
Balance, December 31, 2020	$32	$4,340	$(1,216)	$(821)	$(39)	$(245)	$2,051	$192	$2,243
Net income	—	—	749	—	—	—	749	8	757
Currency translation adjustments, net of tax of $(1)	—	—	—	(51)	—	—	(51)	(2)	(53)
Cash flow hedges, net of tax of $(6)	—	—	—	—	14	—	14	—	14
Net unrealized pension and other postretirement benefits, net of tax of $(2)	—	—	—	—	—	8	8	—	8
Other comprehensive income gain/(loss) on disposition net of tax of $(42)	—	—	—	233	—	141	374	—	374
Dividends to shareholders ($0.06 per share, per quarter of common stock)	—	(65)	—	—	—	—	(65)	(9)	(74)
Common stock activity from share-based compensation plans	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation expense	—	26	—	—	—	—	26	—	26
Other	—	(7)	—	—	—	—	(7)	3	(4)
Balance, September 30, 2021	$32	$4,289	$(467)	$(639)	$(25)	$(96)	$3,094	$192	$3,286

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

Transaction with Consortium of Private Investment Funds

On March 28, 2022, Nielsen entered into a definitive agreement, as amended on August 19, 2022 (the “Transaction Agreement”) to be acquired by Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (collectively, the “Purchasing Entities”) by way of a scheme of arrangement (the “Scheme”) between the Company and the Scheme Shareholders (as defined in the Scheme) under Part 26 of the United Kingdom Companies Act 2006. The Purchasing Entities are controlled by a consortium of private investment funds led by Evergreen Coast Capital Corporation, an affiliate of Elliott Investment Management L.P., and Brookfield Business Partners L.P., together with institutional partners (collectively, the “Consortium”). The Transaction Agreement provided that at the effective time of the Transaction, all ordinary shares would be transferred from Nielsen’s shareholders to Neptune BidCo US Inc. in accordance with the provisions of the Scheme and the laws of England and Wales (the “Transaction”), and that Scheme Shareholders would receive the consideration of $28.00 in cash, without interest, per ordinary share. On October 11, 2022, the Transaction was completed. (See Note 13 – Subsequent Events).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2022 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided (See Note 13 – Subsequent Events).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average shares of common stock outstanding, basic	359,885,616	358,879,518	359,732,970	358,489,287
Dilutive shares of common stock	1,882,350	1,648,595	1,706,776	1,896,697
Weighted-average shares of common stock outstanding, diluted	361,767,966	360,528,113	361,439,746	360,385,984

The effect of 1,565,517 and 2,154,386 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively, as such shares would have been anti-dilutive.

The effect of 1,596,700 and 2,550,964 shares of common stock underlying outstanding equity awards under Nielsen’s stock compensation plans were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2022 and 2021, respectively, as such shares would have been anti-dilutive.

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

If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. Certain corporate costs directly attributable to the discontinued operations and transaction costs directly related to the sale are also presented within net income/(loss) from discontinued operations, net of income taxes. Beginning in the first quarter of 2021, Global Connect met the criteria set forth in ASC 205 – 20 “Presentation of Financial Statements – Discontinued Operations,” and has been presented on a discontinued operations basis for all periods presented. Given the Global Connect segment represented a separate segment and approximately 50% of our consolidated revenues, we considered this to be a strategic shift. The assets and liabilities have been accounted for as assets held for sale in our condensed consolidated balance sheets through the date of the sale. The operating results related to these lines of business have been included in discontinued operations in our condensed consolidated statements of operations.  The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. (See Note 12 – Discontinued Operations for further detail).

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

The table below sets forth the Company’s revenue disaggregated by major product offerings and timing of revenue recognition for the three and nine months ended September 30, 2022 and 2021.

(IN MILLIONS) (UNAUDITED)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Measurement	$652	$637	$1,941	$1,898
Impact/Content	236	245	706	708
Total	$888	$882	$2,647	$2,606

Timing of revenue recognition
Products and services transferred over time	$784	$787	$2,337	$2,326
Products transferred at a point in time	104	95	310	280
Total	$888	$882	$2,647	$2,606

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

The table below sets forth the Company’s contract assets and contract liabilities from contracts with customers.

(IN MILLIONS)
Contract assets
Balance December 31, 2021	$97
Revenue recognized that was not billed for the period	82
Contract assets included in December 31, 2021 balance that were invoiced and transferred to trade receivables for the period	(83)
The effect of foreign currency translation and other	(3)
Balance September 30, 2022	$93
Contract liabilities
Balance December 31, 2021	$131
Advance consideration received or the right to consideration that is unconditional from customers for which revenue was not recognized for the period	129
Revenue recognized for the period that was included in the contract liability balance as of December 31, 2021	(121)
The effect of foreign currency translation and other	(5)
Balance September 30, 2022	$134

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2022, approximately $3.4 billion of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for our services. This amount excludes variable consideration allocated to performance obligations related to sales and usage based royalties on licenses of intellectual property.

The Company expects to recognize revenue on approximately 66% of these remaining performance obligations through December 31, 2023, with the balance recognized thereafter.

Deferred Costs

Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost. As of September 30, 2022 and December 31, 2021, the balances of such capitalized costs were $53 million and $31 million, respectively. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure to service new clients is ready for its intended use. We amortized $0.3 million and $1 million of these costs for the three and nine months ended September 30, 2022, respectively.  For the three and nine months ended September 30, 2021, there was no amortization recorded given that the Company had not yet begun to transfer the goods and services associated with these capitalized costs. There was no impairment loss recorded in any of the periods presented. Incremental direct costs incurred to build the infrastructure to service new contracts are capitalized as a contract cost.

Expected Credit Losses

Nielsen is required to measure expected credit losses on trade accounts receivable. Nielsen considered the asset’s contractual life, the risk of loss and reasonable and supportable forecasts of future economic conditions. The estimate of expected credit losses reflects the risk of loss, even if management believes no loss was incurred as of the measurement date.

The following schedule represents the allowance for doubtful accounts roll forward incorporating expected credit losses as of September 30, 2022 and December 31, 2021, respectively.

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for doubtful accounts
Nine months ended September 30, 2022	$6	$-	$-	$(1)	$5
Year ended December 31, 2021	$11	$(4)	$-	$(1)	$6

Note 4. Other Intangible Assets

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
(IN MILLIONS)	2022	2021	2022	2021
Indefinite-lived intangibles:
Trade names and trademarks	$1,833	$1,833	$—	$—
Amortized intangibles:
Trade names and trademarks	110	110	(99)	(96)
Customer-related intangibles	2,554	2,558	(1,774)	(1,689)
Covenants-not-to-compete	26	26	(26)	(26)
Content databases	168	168	(78)	(67)
Computer software	1,757	1,572	(1,154)	(947)
Patents and other	154	148	(133)	(128)
Total	$4,769	$4,582	$(3,264)	$(2,953)

Other indefinite-lived intangible assets and goodwill are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable.  There were no indicators of impairment during the nine months ended September 30, 2022.

During the first quarter of 2021, pursuant to Nielsen’s sale of its Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation (“Advent”) on March 5, 2021, Nielsen granted Advent a license to brand its products and services with the Nielsen name and other trademarks for 20 years following the closing of the Connect Transaction. There was an indefinite-lived trade name historically recognized within the Global Connect segment. However, as this indefinite-lived trade name was retained by Nielsen as part of the Connect Transaction, the trade name was included within continuing operations. During the first quarter of 2021, Nielsen concluded that there was a triggering event for an interim impairment assessment as a result of the change in unit of account of the indefinite-lived intangibles as a result of the sale of Global Connect. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates, estimated future revenue (inclusive of long-term revenue growth rates) and discount rate. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The discount rate Nielsen used in its evaluation was 10.1%. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.  Based on the interim impairment assessment as of September 2021, Nielsen concluded that the estimated fair value exceeded carrying value, thus no impairment was recorded. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

There was no impairment or indicators of impairment noted in 2022 with respect to the Company’s amortizable intangible assets. Nielsen will continue to closely evaluate and report on any indicators of future impairments.

Amortization expense associated with the above intangible assets was $104 million and $102 million for the three months ended September 30, 2022 and 2021, respectively. These amounts included amortization expense associated with computer software of $69 million and $67 million for the three months ended September 30, 2022 and 2021, respectively.

Amortization expense associated with the above intangible assets was $309 million and $306 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts included amortization expense associated with computer software of $206 million and $199 million for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the net book value of purchased software and internally developed software was $9 million and $594 million, respectively.

Note 5. Changes in and Reclassification out of Accumulated Other Comprehensive Income/(Loss) by Component

The table below summarizes the changes in accumulated other comprehensive income/(loss), net of tax, by component for the nine months ended September 30, 2022 and 2021.

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2021	$(647)	$(18)	$(73)	$(738)
Other comprehensive (loss)/income before Reclassifications	(105)	16	14	(75)
Amounts reclassified from accumulated other comprehensive loss	—	7	4	11
Net current period other comprehensive (loss)/income	(105)	23	18	(64)
Net current period other comprehensive loss attributable to noncontrolling interest	(4)	—	—	(4)
Net current period other comprehensive (loss)/income attributable to Nielsen shareholders	(101)	23	18	(60)
Balance September 30, 2022	$(748)	$5	$(55)	$(798)

	Currency
	Translation		Post-Employment
	Adjustments	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2020	$(821)	$(39)	$(245)	$(1,105)
Other comprehensive loss before Reclassifications	(53)	(1)	-	(54)
Amounts reclassified from accumulated other comprehensive loss	233	15	149	397
Net current period other comprehensive income	180	14	149	343
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	-	-	(2)
Net current period other comprehensive income attributable to Nielsen shareholders	182	14	149	345
Balance September 30, 2021	$(639)	$(25)	$(96)	$(760)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2022 and 2021, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Three Months Ended	Three Months Ended	Condensed Consolidated
Income components	September 30, 2022	September 30, 2021	Statement of Operations
Cash flow hedges
Interest rate contracts	$—	$7	Interest (income)/expense
	—	(1)	(Benefit)/provision for income taxes
	$—	$6	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(1)	$3	$3	Other expense, net
	(1)	(1)	(Benefit)/provision for income taxes
	$2	$2	Total, net of tax
Total reclassification for the period	$2	$8	Net of tax

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2022 and 2021, respectively.

	Amount Reclassified from
	Accumulated Other
(IN MILLIONS)	Comprehensive Loss/(Income)
Details about Accumulated			Affected Line Item in the
Other Comprehensive	Nine Months Ended	Nine Months Ended	Condensed Consolidated
Income components	September 30, 2022	September 30, 2021	Statement of Operations
Currency Translation Adjustments
Currency translation (gains)/losses on dispositions(2)	$—	$233	Net income/(loss) from discontinued operations
Cash flow hedges
Interest rate contracts	$9	$20	Interest (income)/expense
	(2)	(5)	(Benefit)/provision for income taxes
	$7	$15	Total, net of tax
Post-Employment Benefits
Amortization of actuarial loss(1)	$8	$11	Other expense, net
	(4)	(3)	(Benefit)/provision for income taxes
	$4	$8	Total, net of tax
Unrealized (gains)/losses on pension liability on dispositions(2)	$—	$183	Net income/(loss) from discontinued operations
	—	(42)	(Benefit)/provision for income taxes
	$—	$141	Total, net of tax
Total Post-Employment Benefits reclassified from accumulated other comprehensive (income)/loss	$4	$149
Total reclassification for the period	$11	$397	Net of tax

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30,
(IN MILLIONS)	2022	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	$20	$20	$—	$—
Investment in mutual funds (2)	1	1	—	—
Interest rate swap arrangements (4)
Other current assets	11	—	11	—
Warrant (3)	1	—	—	1
Total	$33	$21	$11	$1
Liabilities:
Interest rate swap arrangements (4)
Other current liabilities	$1	$—	$1	$—
Other non-current liabilities	—	—	—	—
Deferred compensation liabilities (5)	20	20	—	—
Total	$21	$20	$1	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation (1)	24	24	—	—
Investment in mutual funds (2)	1	1	—	—
Warrant(3)	6	—	—	6
Total	$31	$25	—	6
Liabilities:
Interest rate swap arrangements (4)
Other current liabilities	$4	$—	$4	$—
Other non-current liabilities	18	—	18	—
Deferred compensation liabilities (5)	24	24	—	—
Total	$46	$24	$22	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions pursuant to which the Company could be declared in default on its derivative obligations if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders. At September 30, 2022, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Foreign Currency Exchange Risk

For the nine months ended September 30, 2022 and 2021, Nielsen recorded a net loss of $4 million and $1 million, respectively, associated with foreign currency derivative financial instruments within other expense/(income), net in its condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the notional amounts of the outstanding foreign currency derivative financial instruments were $23 million and $29 million, respectively.

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

As of September 30, 2022, the Company had the following U.S. Dollar term loan floating-to-fixed rate outstanding interest rate swaps designated as hedges utilized in the management of its interest rate risk:

Notional Amount	Maturity Date	Interest Rates
$150,000,000	April 2023	2.26%
$250,000,000	May 2023	2.72%
$250,000,000	June 2023	2.07%
$150,000,000	July 2023	1.82%

The effect of cash flow hedge accounting on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021 respectively is as follows:

	Interest Expense		Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2022	2021	2022	2021
Interest expense, net (Location in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded)	$70	$68	$203	$217
Amount of loss reclassified from accumulated other comprehensive income into income, net of tax	$—	$6	$7	$15

.

As of September 30, 2022, Nielsen expects to recognize approximately $10 million of net pre-tax gains from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

          In anticipation of the closing of the Transaction, which occurred on October 11, 2022, Nielsen terminated all of the outstanding interest rate swaps on October 6, 2022 for net proceeds of $10 million.

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2022 and 2021, respectively, was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2022	2021		2022	2021
Interest rate swaps	$(4)	$1	Interest expense	$-	$7

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2022 and 2021, respectively, was as follows:

Amount of (Gain)/Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of (Gain)/ Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income (Effective	Nine Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2022	2021		2022	2021
Interest rate swaps	$(21)	$-	Interest expense	$9	$20

Note 7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2022.

Annual maturities of Nielsen’s long-term debt are as follows:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
(IN MILLIONS)	Carrying	Interest	Carrying	Interest
Senior secured term loans	Amount	Rate	Value	Rate
Maturing in 2023, L+ 1.75%	$744		$742
Maturing in 2023, L+ 2.00%	1,352		1,351
Maturing in 2023 $850 revolving credit facility, L+ 1.75%	—		—
Total (with weighted-average interest rate)	2,096	4.70%	2,093	2.10%
Senior debenture loans
$500 maturing in 2025, 5.000%	498		498
$1,000 maturing in 2028, 5.625%	988		987
$750 maturing in 2030, 5.875%	741		740
$625 maturing in 2029, 4.500%	617		616
$625 maturing in 2031, 4.750%	616		616
Total (with weighted-average interest rate)	3,460	5.51%	3,457	5.52%
Total long-term debt	5,556	5.21%	5,550	4.24%
Finance lease and other financing obligations	54		76
Total debt and other financing arrangements	5,610		5,626
Less: Current portion of long-term debt, finance lease and other financing obligations and other short-term borrowings	775		35
Non-current portion of long-term debt and finance lease and other financing obligations	$4,835		$5,591

The total fair value of senior secured term loans and debenture loans was approximately $5,562 million and $5,646 million at September 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2022 to December 31, 2022	$—
2023	2,096
2024	—
2025	499
2026	—
2027	—
Thereafter	2,961
$5,556

In connection with, and contingent on the closing of the Transaction, Nielsen commenced a tender offer to purchase all of the $3,460 million outstanding senior debentures loans. The tender offer was completed on October 11, 2022 at the time of the closing of the Transaction. $44 million remained untendered and outstanding subsequent to the closing and settlement of the tender offer.

In addition, on October 11, 2022, at the closing of the Transaction, the Purchasing Entities repaid the outstanding senior secured term loans. In connection with the repayment, Nielsen terminated the Sixth Amended and Restated Credit Agreement, dated July 21, 2020 and all commitment thereunder, including the senior secured revolving credit facility.

         In October 2022, the Purchasing Entities entered into debt financing of approximately $10.5 billion to fund a portion of the Transaction, of which certain Nielsen subsidiaries are guarantors.

Note 8. Shareholders’ Equity

Common stock activity is as follows:

Nine Months Ended
September 30, 2022
Actual number of shares of common stock outstanding
Beginning of period	359,267,535
Shares of common stock issued through compensation plans	674,340
End of period	359,941,875

Dividends and Share Repurchase Program

          On January 31, 2013, the Company’s Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013. Nielsen paid cash dividends of $65 million in each of the nine months ended September 30, 2022 and 2021, respectively.

On February 26, 2022, the Board authorized the repurchase of up to $1 billion of the Company’s ordinary shares. There were no share repurchases for the nine months ended September 30, 2022 or 2021.

Note 9. Income Taxes

The effective tax rates for the three months ended September 30, 2022 and 2021 were 23% ($32 million tax expense) and 22% ($33 million tax expense), respectively. The decrease in Nielsen’s income tax expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by the favorable impact of a decrease in earnings in higher taxed jurisdictions in the current period, offset by the absence of the favorable impact of amended tax returns and audit settlements recognized in the prior period.

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 23% ($98 million tax expense) and 29% ($129 million tax expense), respectively. The decrease in Nielsen’s income tax expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by a decrease in earnings in higher taxed jurisdictions in the current period and the absence of the unfavorable impact of deferred tax revaluation offset by the favorable impact of amended tax returns and audit settlements recognized in the prior period.

The estimated liability for unrecognized tax benefits as of September 30, 2022 is $174 million. If the balance of the Company’s tax positions is sustained by the taxing authorities in the Company’s favor, the Company’s effective tax rate would be reduced in future periods by $26 million.

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

          In addition, in January 2019, a shareholder derivative lawsuit was filed in New York Supreme Court against a number of Nielsen’s current and former officers and directors. The derivative lawsuit alleged that the named officers and directors breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the putative class action complaint. The derivative lawsuit further alleged that certain officers and directors engaged in trading Nielsen stock based on material, nonpublic information. An amended complaint was filed on May 7, 2021, which Nielsen moved to dismiss on July 16, 2021. After a series of stays, the parties filed a stipulation and order of dismissal, which the Court granted on October 5, 2022.

          A series of five lawsuits were filed in federal court and one lawsuit was filed in state court by purported Nielsen shareholders against Nielsen and members of our Board of Directors (collectively, the “Actions”) relating to the Transaction. The plaintiffs in three of the Actions filed notices of voluntary dismissal and sent demand letters to Nielsen making substantially the same allegations as were included in the complaints. Five additional demand letters subsequently were sent to Nielsen on behalf of purported Nielsen shareholders, each alleging similar deficiencies in the proxy statement as the Actions. Before the vote on the Transaction, Nielsen filed a supplemental 8-K disclosure addressing the plaintiffs' claims, and the lawsuits were then dismissed. The lone state court action has been settled and fully resolved. Nielsen will now discuss with plaintiffs' attorneys for the remaining claims payment of legal fees to finalize resolution. Based on present information, such payments are not likely to have a material adverse effect on Nielsen’s business, financial position, or results of operations.

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

Business Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2022	2021	2022	2021
Revenues	$888	$882	$2,647	$2,606
Operating income	218	222	628	694
Depreciation and amortization	129	129	386	382
Restructuring charges (1)	4	6	18	12
Share-based compensation expense	10	10	28	26
Other items (2)	16	15	60	26
Adjusted EBITDA (3)	$377	382	$1,120	$1,140

Total assets as of September 30, 2022	$10,968
Total assets as of December 31, 2021		$10,820

(1)

For the three months ended September 30, 2022, restructuring charges primarily consist of real estate consolidation as well as severance expenses. For the three months ended September 30, 2021, restructuring charges primarily consist of real estate consolidation.

(2)

For the three and nine months ended September 30, 2022, other items primarily consist of business optimization costs and transaction related costs, including costs related to the Transaction. For the three and nine months ended September 30, 2021, other items primarily consist of business optimization costs and transaction related costs.

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

The following table summarizes the major classes of line items constituting net income from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2022	2021	2022	2021
Operations
Revenues	$-	$-	$-	$452
Cost of revenues, exclusive of depreciation and amortization shown separately below	-	-	-	264
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	-	-	-	229
Depreciation and amortization	-	-	-	36
Restructuring charges	-	-	-	6
Operating income/(loss)			-	(83)
Other income and expenses (1)	1	(9)	6	(32)
Income/(loss) from discontinued operations before income taxes	1	(9)	6	(115)
Benefit/(provision) for income taxes	-	-	-	21
Net income/(loss) from discontinued operations	$1	$(9)	$6	$(94)
Disposal
(Loss)/gain on disposal before income taxes	$-	$(8)	$-	$371
Benefit/(provision) for income taxes	-	-	-	163
(Loss)/gain on disposal, net of taxes	-	(8)	-	534
Net income/(loss) from discontinued operations	1	(17)	6	440
Net income/(loss) from discontinued operations attributable to noncontrolling interests	-	-		-
Net income/(loss) from discontinued operations attributable to Nielsen shareholders	$1	$(17)	$6	$440

(1)

Net income of $1 million and $6 million for the three and nine months ended September 30, 2022, respectively, represents the true up of estimated receivables from and payables to affiliates of Advent under tax indemnification arrangements for certain liabilities to various taxing authorities.

The Company’s Sixth Amended and Restated Credit Agreement entered into in July 2020 and the Credit Agreement entered into in June 2020, as amended by Amendment No. 1 thereto in July 2020, which has since been terminated, required $1.3 billion of senior secured term loans to be repaid pursuant to the debt covenants which were triggered as a result of the Connect Transaction.  As such, the Company elected to allocate interest expense to discontinued operations of $8 million for the nine months ended September 30, 2021. There was no interest expense for the nine months ended September 30, 2022.

The Company has incurred $162 million in separation costs related to the sale of Global Connect, of which $37 million is reflected in the Company’s condensed consolidated statement of operations as discontinued operations for the nine months ended September 30, 2021. These costs are comprised primarily of professional fees (e.g., legal, banking and accounting), as well as other items that are incremental and one-time in nature that are related to the sale of Global Connect.

As of September 30, 2022, the consolidated balance sheet included $42 million of a receivable from Advent within prepaid expenses and other current assets as well as $18 million payable to Advent within accounts payable and other current liabilities and $12 million within other non-current liabilities for liabilities to affiliates of Advent. These represent estimated receivables from and payables to affiliates of Advent under tax indemnification arrangements for certain liabilities to various taxing authorities that will be settled in future periods.

The following table provides operating and investing cash flows for Nielsen’s discontinued operations for the nine months ended September 30, 2021 (in millions):

September 30,
(IN MILLIONS)	2021
(Unaudited)
Net cash flows used in operating activities	$(240)
Net cash flows used in investing activities	(26)

There was no cash flows from discontinued operations during the nine months ended September 30, 2022.

Note 13. Subsequent Events

Transaction with Consortium of Private Investment Funds

           On October 11, 2022, Nielsen completed the transactions contemplated by the Transaction Agreement by and among Nielsen and the Purchasing Entities. At the closing of the Transaction, the Purchasing Entities acquired all ordinary shares of Nielsen for consideration of $28.00 in cash, without interest, per ordinary share, from Nielsen’s shareholders by way of the Scheme in accordance with the provisions of the Scheme and the laws of England and Wales. The Purchasing Entities are controlled by the Consortium for the purpose of acquiring Nielsen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of Nielsen Holdings plc (the “Company” or “Nielsen”) for the year ended December 31, 2021 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 28, 2022, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report includes information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements may be identified by words such as "will," "intend," "expect," "anticipate," "should," "could" and similar expressions. These statements are subject to risks and uncertainties, and actual results and events could differ materially from what presently is expected, including regarding Nielsen ONE. Factors leading thereto may include, without limitation, the risks related to Ukraine conflict or the COVID-19 pandemic on the global economy and financial markets, the uncertainties relating to the impact of the Ukraine conflict or the COVID-19 pandemic on Nielsen's business, the failure of Nielsen's new business strategy in accomplishing Nielsen's objectives, economic or other conditions in the markets Nielsen is engaged in, impacts of actions and behaviors of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules and processes affecting Nielsen's business, risks related to disruption of management time from ongoing business operations due to the transaction, the risk of any unexpected costs or expenses resulting from the transaction, the risk of any litigation relating to the transaction, the risk that the transaction and its announcement could have an adverse effect on the ability of Nielsen to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships and on its operating results and business generally, the risk the pending transaction could distract management of Nielsen, and other specific risk factors that are set forth in this Item 2 or Part II, Item 1A, if any, and those outlined in Nielsen's disclosure filings and materials, which you can find available on http://www.nielsen.com, such as its Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. This list of factors is not intended to be exhaustive. Such forward-looking statements only speak as of the date of this report or as of the date they were made, and Nielsen assumes no obligation to update any written or oral forward-looking statement made by Nielsen or on its behalf as a result of new information, future events or other factors, except as required by law.

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

Transaction with Consortium of Private Investment Funds

On March 28, 2022, we entered into the Transaction Agreement, as amended on August 19, 2022, to be acquired by Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (collectively, the “Purchasing Entities”) by way of a scheme of arrangement (the “Scheme”) between the Company and the Scheme Shareholders (as defined in the Scheme) under Part 26 of the United Kingdom Companies Act 2006. The Purchasing Entities are controlled by a consortium of private investment funds led by Evergreen Coast Capital Corporation, an affiliate of Elliott Investment Management L.P., and Brookfield Business Partners L.P., together with institutional partners. The Transaction Agreement provided that at the effective time of the Transaction, all ordinary shares would be transferred from our shareholders to Neptune BidCo US Inc. in accordance with the provisions of the Scheme and the laws of England and Wales (the “Transaction”), and that Scheme Shareholders would receive the consideration of $28.00 in cash, without interest, per ordinary share. On October 11, 2022, the Transaction was completed.

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates, while revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.07 to €1.00 and $1.20 to €1.00 for the nine months ended September 30, 2022 and 2021, respectively.

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

Inflation Reduction Act of 2022

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. Currently, we are not subject to the alternative minimum tax.

Results of Operations – Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2022	2021
Revenues	$888	$882
Cost of revenues, exclusive of depreciation and amortization shown separately below	324	307
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	213	218
Depreciation and amortization	129	129
Restructuring charges	4	6
Operating income	218	222
Interest expense	70	68
Other expense, net	7	2
Income from continuing operations before income taxes and equity in net income of affiliates	141	152
Provision for income taxes	32	33
Equity in net income of affiliates	-	(1)
Net income from continuing operations	109	120
Net income/(loss) from discontinued operations, net of taxes	1	(17)
Net income	110	103
Net income attributable to noncontrolling interests	2	3
Net income attributable to Nielsen shareholders	$108	$100

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

The below table presents a reconciliation from net income from continuing operations to Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(IN MILLIONS)	2022	2021
Net income from continuing operations	$109	$120
Less: Net income attributable to noncontrolling interests	2	3
Net income from continuing operations attributable to Nielsen shareholders	107	117
Interest expense, net	70	68
Provision for income taxes	32	33
Depreciation and amortization	129	129
EBITDA	338	347
Equity in net income of affiliates	-	(1)
Other non-operating expense, net	9	5
Restructuring charges (1)	4	6
Share-based compensation expense	10	10
Other items (2)	16	15
Adjusted EBITDA	$377	$382

(1)

For the three months ended September 30, 2022 restructuring charges primarily consists of real estate consolidation as well as employee severance costs. For the three months ended September 30, 2021 restructuring charges primarily consist of real estate consolidation.

(2)

For the three months ended September 30, 2022, other items primarily consists of business optimization costs and transaction related costs, including costs associated with the Transaction. For the three months ended September 30, 2021, other items primarily consist of business optimization costs and transaction related costs.

Results from Continuing Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

The table below sets forth our revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, both on an as-reported and constant currency basis:

(IN MILLIONS)	2022	2021	% Variance 2022 vs. 2021 Reported	2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Measurement	$652	637	2.4%	631	3.3%
Impact / Content	236	245	(3.7)%	236	0.0%
Total	$888	$882	0.7%	$867	2.4%

Revenues increased 0.7% to $888 million in 2022 from $882 million in 2021 or an increase of 2.4% on a constant currency basis. Revenue growth was driven by growth in Measurement, which increased 2.4%, or an increase of 3.3% on a constant currency basis, driven by strength in National measurement products in the US, and in international markets. Impact / Content revenues decreased 3.7%, or flat on a constant currency basis.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.5% to $324 million in 2022 from $307 million in 2021, or an increase of 7.6% on a constant currency basis. The increase in costs were primarily due to our continued investments in our products and services and higher revenue.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 2.3% to $213 million in 2022 from $218 million in 2021, or an increase of 0.5% on a constant currency basis. The increase in costs on a constant currency basis were primarily due to costs associated with the Transaction.

Depreciation and Amortization

Depreciation and amortization expense was $129 million, inclusive of depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations of $37 million, for each of the periods presented.

Operating Income

Operating income was $218 million in 2022 as compared to $222 million in 2021. The decrease was driven by the revenue and expense factors noted above.

Interest Expense, Net

Interest expense, net was $70 million in 2022, as compared to $68 million in 2021. This increase was primarily due to higher interest expense attributable to rising LIBOR rates.

Other Expense/(Income), Net

Other expense, net was $7 million in 2022, primarily related to the reduction in value of the warrant to purchase equity interests in the company that, following the sale of our Global Connect business (such business, “Global Connect,” and the sale of Global Connect, the “Connect Transaction”) to affiliates of Advent International Corporation, owns Global Connect (See Note 6 to the Consolidated Financial Statements), and the reduction in value of an equity investment. Other expense, net was $2 million in 2021, primarily related to certain non-service related pension costs and fluctuations in certain foreign currencies associated with intercompany transactions.

Income from continuing operations before Income Taxes and equity from net income of affiliates

Income was $141 million in 2022 compared to income of $152 million in 2021 due to the consolidated results mentioned above.

Income Taxes

          The effective tax rates for the three months ended September 30, 2022 and 2021 were 23% ($32 million tax expense) and 22% ($33 million tax expense), respectively. The decrease in our income tax expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by the favorable impact of a decrease in earnings in higher taxed jurisdictions in the current period, offset by the absence of the favorable impact of amended tax returns and audit settlements recognized in the prior period.

The estimated liability for unrecognized tax benefits as of September 30, 2022 is $174 million. If the balance of our tax positions is sustained by the taxing authorities in our favor, our effective tax rate would be reduced in future periods by $26 million.

Adjusted EBITDA

(IN MILLIONS)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% Variance 2022 vs. 2021 Reported	Three Months Ended September 30, 2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Adjusted EBITDA	$377	$382	(1.3)%	$379	(0.5)%

Adjusted EBITDA decreased 1.3% to $377 million in 2022 from $382 million in 2021 due primarily to the consolidated results mentioned above.

Results from Discontinued Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

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

Net loss from discontinued operations was $1 million and $17 million for the three months ended September 30, 2022 and 2021, respectively. Both periods reflected an adjustment to the liability under the tax indemnification arrangement associated with the Connect Transaction that closed on March 2021.

Results of Operations – Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2022	2021
Revenues	$2,647	$2,606
Cost of revenues, exclusive of depreciation and amortization shown separately below	965	876
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	650	642
Depreciation and amortization	386	382
Restructuring charges	18	12
Operating income	628	694
Interest expense	203	217
Other (income)/expense, net	(1)	32
Income from continuing operations before income taxes and equity in net income of affiliates	426	445
Provision for income taxes	98	129
Equity in net income of affiliates	(4)	(1)
Net income from continuing operations	332	317
Net income from discontinued operations, net of taxes	6	440
Net income	338	757
Net income attributable to noncontrolling interests	14	8
Net income attributable to Nielsen shareholders	$324	$749

Net Income from Continuing Operations to Adjusted EBITDA Reconciliation

The below table presents a reconciliation from net income from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(IN MILLIONS)	2022	2021
Net income from continuing operations	$332	$317
Less: Net income attributable to noncontrolling interests	14	8
Net income from continuing operations attributable to Nielsen shareholders	318	309
Interest expense, net	203	217
Provision for income taxes	98	129
Depreciation and amortization	386	382
EBITDA	1,005	1,037
Equity in net income of affiliates	(4)	(1)
Other non-operating expense, net	13	40
Restructuring charges (1)	18	12
Share-based compensation expense	28	26
Other items (2)	60	26
Adjusted EBITDA	$1,120	$1,140

(1)	For the nine months ended September 30, 2022 and 2021, restructuring charges primarily consist of real estate consolidation.

(2)

For the nine months ended September 30, 2022, other items primarily consist of business optimization costs and transaction related costs, including costs associated with the Transaction. For the nine months ended September 30, 2021, other items primarily consist of business optimization costs and transaction related costs.

Results from Continuing Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

The table below sets forth our revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, both on an as-reported and constant currency basis:

(IN MILLIONS)	2022	2021	% Variance 2022 vs. 2021 Reported	2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Measurement	$1,941	1,898	2.3%	1,882	3.1%
Impact / Content	706	708	(0.3)%	689	2.5%
Total	$2,647	$2,606	1.6%	$2,571	3.0%

Revenues increased 1.6% to $2,647 million in 2022 from $2,606 million in 2021 or an increase of 3.0% on a constant currency basis. Revenue growth was primarily driven by growth in Measurement, which increased 2.3%, or an increase of 3.1% on a constant currency basis, with overall solid growth, driven by strength in national measurement products in the US, and in international markets. Impact / Content revenues decreased 0.3%, or an increase of 2.5% on a constant currency basis. This constant currency increase was driven in part by growth in Content and the Sports business in Impact.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 10.2% to $965 million in 2022 from $876 million in 2021, or an increase of 11.9% on a constant currency basis. The increase in costs were primarily due to the higher revenue performance discussed above, the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic, and our continued investments in our products and services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 1.2% to $650 million in 2022 from $642 million in 2021, or an increase of 3.7% on a constant currency basis. The increase in costs were primarily due to the return of temporary costs savings realized in the prior year from actions taken in response to the COVID-19 pandemic and the costs associated with the Transaction in 2022.

Depreciation and Amortization

Depreciation and amortization expense was $386 million in 2022 as compared to $382 million in 2021, inclusive of depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations of $110 million and $115 million, respectively.

Operating Income

Operating income was $628 million in 2022 as compared to $694 million in 2021. The decrease was primarily driven by the revenue and expense factors noted above.

Interest Expense, Net

Interest expense was $203 million in 2022, as compared to $217 million in 2021. This decrease was primarily due to lower loan balances, partially offset by higher interest expense attributable to rising LIBOR rates.

Other (Income)/Expense, Net

Other income, net was $1 million in 2022, primarily related to a gain from the sale of an equity investment, partially offset by a reduction in value of the warrant to purchase equity interests in the company that following the Connect Transaction, owns Global Connect (see Note 6 to the Consolidated Financial Statements), and a reduction in value of an equity investment. Other expense, net was $32 million in 2021, primarily related to the write-off of certain previously capitalized deferred financing fees in conjunction with the May 2021 debt refinancing and a loss from a business disposition.

Income from continuing operations before Income Taxes and Equity in Net Income of Affiliates

Income was $426 million in 2022 compared to income of $445 million in 2021 due to the consolidated results mentioned above.

Income Taxes

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 23% ($98 million tax expense) and 29% ($129 million tax expense), respectively. The decrease in our income tax expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by a decrease in earnings in higher taxed jurisdictions in the current period and the absence of the unfavorable impact of deferred tax revaluation offset by the favorable impact of amended tax returns and audit settlements recognized in the prior period.

The estimated liability for unrecognized tax benefits as of September 30, 2022 is $174 million. If the balance of our tax positions is sustained by the taxing authorities in our favor, our effective tax rate would be reduced in future periods by $26 million.

Adjusted EBITDA

(IN MILLIONS)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	% Variance 2022 vs. 2021 Reported	Nine Months Ended September 30, 2021 Constant Currency	% Variance 2022 vs. 2021 Constant Currency
Adjusted EBITDA	$1,120	$1,140	(1.8)%	$1,134	(1.2)%

Adjusted EBITDA decreased 1.8% to $1,120 million in 2022 from $1,140 million in 2021, or a decrease of 1.2% due primarily to the consolidated results mentioned above.

Results from Discontinued Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The Connect Transaction closed on March 5, 2021. The Company received net proceeds of $2.4 billion on March 5, 2021 and recorded a gain of $489 million net of tax, inclusive of closing adjustments, during the year ended December 31, 2021. Proceeds from the sale were primarily utilized for debt repayment.  Prior to final closing adjustments, we recorded a gain of $542 million net of tax during the nine months ended September 30, 2021. The results of operations of Global Connect have been classified as discontinued operations for all periods presented.

Net income from discontinued operations from Global Connect for the nine months ended September 30, 2022 and 2021 was $6 million and $440 million, respectively. Results for the nine months ended September 30, 2021 included a net loss from Global Connect of $85 million, which reflects operating results through March 5, 2021 and a gain of $534 million, net of tax from the Connect Transaction.

Consolidated Liquidity and Capital Resources

Overview

We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2022 and 2021:

(IN MILLIONS)	2022	2021
Net cash from operating activities	$738	$439
Cash and cash equivalents	$766	$542
Availability under Revolving credit facility	$839	$838

Of the $766 million in cash and cash equivalents, approximately $300 million was held in jurisdictions outside the United States and as a result, there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We regularly review the amount of cash and cash equivalents held outside of the United States to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

In connection with, and contingent on the closing of the Transaction, we commenced a tender offer to purchase all of the $3,460 million outstanding senior debentures loans.  The tender offer was completed on October 11, 2022 at the time of the closing of the Transaction. $44 million remained untendered and outstanding subsequent to the closing and settlement of the tender offer.

In addition, on October 11, 2022, at the closing of the Transaction, the Purchasing Entities repaid the outstanding senior secured term loans. In connection with the repayment, we terminated the Sixth Amended and Restated Credit Agreement, dated July 21, 2020 and all commitment thereunder, including the senior secured revolving credit facility.

In October 2022, the Purchasing Entities entered into debt financing of approximately $10.5 billion to fund a portion of the Transaction, of which certain of our subsidiaries are guarantors.

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flows for the Nine Months Ended September 30, 2022 Versus the Nine Months Ended September 30, 2021.

(IN MILLIONS)	2022	2021
Net cash from operating activities	$738	$439
Net cash from investing activities	$(232)	$2,021
Net cash from financing activities	$(107)	$(2,519)

Operating activities. The increase in net cash provided by operating activities was primarily due to lower working capital outflows in 2022.

Investing activities. The primary drivers for the decrease from investing activities were the proceeds from the sale of our Global Connect business during the nine months ended September 30, 2021. (See Note 12 – Discontinued Operations). Excluding those sales proceeds, cash used in investing activities was $248 million in 2021, primarily related to capital expenditures.

Financing activities. The decrease in net cash used in financing activities was primarily due to the partial repayment of our Senior secured term loans and our Senior notes during the nine months ended September 30, 2021.

The operating, investing and financing activities above include Global Connect through the Connect Transaction close date in 2021.

Financial Debt Covenants Attributable to The Nielsen Company B.V.

Our Sixth Amended and Restated Credit Agreement, dated July 21, 2020 (the “Amended Credit Agreement”) contains a financial covenant consisting of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Amended Credit Agreement) at the end of any calendar quarter to Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Amended Credit Agreement unless waived by our senior credit lenders. An event of default under our Amended Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above could cause us to default under the agreements governing our indebtedness, management believes that our Amended Credit Agreement and this covenant are material to us. As of September 30, 2022, we were in full compliance with the financial covenant described above.

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

We had zero borrowings outstanding and had outstanding letters of credit of $11 million for each of the nine months ended September 30, 2022 and 2021. As of September 30, 2022, we had $839 million available for borrowing under the senior secured revolving credit facility.

Dividends and Share Repurchase Program

On January 31, 2013, our Board of Directors (the “Board”) adopted a cash dividend policy to pay quarterly cash dividends on its outstanding common stock. Under this plan, Nielsen has paid consecutive quarterly cash dividends since 2013.  We paid cash dividends of $65 million in each of the nine months ended September 30, 2022 and 2021, respectively. On February 26, 2022, the Board authorized the repurchase of up to $1 billion of our ordinary shares. There were no share repurchases for the nine months ended September 30, 2022 or 2021.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenues and expenses in local currencies. Approximately 16% of our revenues and 21% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2022. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure. Typically, a one percent change in the U.S. Dollar/Euro exchange rate, holding all other currencies constant, will impact revenues by approximately $2 million annually, with an immaterial impact on our profitability.

For the nine months ended September 30, 2022 and 2021, we recorded a net loss of $4 million and $1 million, respectively, associated with foreign currency derivative financial instruments within other expense/(income), net in our condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the notional amounts of outstanding foreign currency derivative financial instruments were $23 million and $29 million, respectively.

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2022:

	U.S. Dollar	Euro	Other Currencies
Revenues	84%	5%	11%
Operating costs	79%	6%	15%

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. Through this process, we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At September 30, 2022, we had $2,096 million in carrying value of floating-rate debt under our senior secured credit facilities of which $800 million was subject to effective floating-fixed interest rate swaps. These derivatives have been designated as interest rate cash flow hedges and fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate-debt. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $13 million ($21 million without giving effect to any of our interest rate swaps).

In anticipation of the closing of the Transaction, which occurred on October 11, 2022, we terminated all of the outstanding interest rate swaps on October 6, 2022 for net proceeds of $10 million.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of our common stock during the three months ended September 30, 2022.

Purchases of Equity Securities by the Issuer

There were no share repurchases during the three months ended September 30, 2022.

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

Transaction Agreement, dated as of March 28, 2022, by and among Nielsen Holdings plc, Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on March 30, 2022)

2.3

Amendment No. 1 to the Transaction Agreement, dated August 19, 2022, by and among Nielsen Holdings plc, Neptune Intermediate Jersey Limited and Neptune BidCo US Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on August 19, 2022)

3.1

Articles of Association of Nielsen Holdings plc (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on October 11, 2022)

4.1

Tenth Supplemental Indenture, dated as of September 7, 2022, among The Nielsen Company (Luxembourg) S.à r.l. and Deutsche Bank Trust Company Americas, as trustee (relating to the 5.000% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on September 8, 2022)

4.2

First Supplemental Indenture, dated as of September 7, 2022, among Nielsen Finance LLC, Nielsen Finance Co. and Deutsche Bank Trust Company Americas, as trustee (relating to the 5.625% Senior Notes due 2028) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on September 8, 2022)

4.3

First Supplemental Indenture, dated as of September 7, 2022, among Nielsen Finance LLC, Nielsen Finance Co. and Deutsche Bank Trust Company Americas, as trustee (relating to the 4.500% Senior Notes due 2029) (relating to the 5.625% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on September 8, 2022)

4.4

First Supplemental Indenture, dated as of September 7, 2022, among Nielsen Finance LLC, Nielsen Finance Co. and Deutsche Bank Trust Company Americas, as trustee (relating to the 5.875% Senior Notes due 2030) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on September 8, 2022)

4.5

First Supplemental Indenture, dated as of September 7, 2022, among Nielsen Finance LLC, Nielsen Finance Co. and Deutsche Bank Trust Company Americas, as trustee (relating to the 4.750% Senior Notes due 2031) (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on September 8, 2022)

10.1

Warrant by and between VNU International B.V. and AI PAVE Dutchco I B.V., dated as of March 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Nielsen Holdings plc with the Securities and Exchange Commission on March 11, 2021)

31.1*	CEO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	CFO 302 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from Nielsen Holdings plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (v) Condensed  Consolidated Statements of Changes in Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Nielsen Holdings plc (Registrant)

Date: October 27, 2022	/s/ Henry Iglesias
Henry Iglesias Senior Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)